Form 10-Q
period 2021-09-30
Commonwealth Credit Partners BDC I, Inc.
filed 2021-11-12
CIK 1841514

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 000-56279

COMMONWEALTH CREDIT PARTNERS BDC I, INC.

(Exact Name of Registrant as Specified in its Charter)

Delaware	86-3335466
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

525 Okeechobee Boulevard, Suite 1050 West Palm Beach, FL	33401
(Address of Principal Executive Office)	(Zip Code)

(561) 727-2000

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
None	N/A	N/A

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of November 12, 2021, the registrant had 50,000 shares of common stock outstanding.

Commonwealth Credit Partners BDC I, Inc.

Quarterly Report on Form 10-Q

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

COMMONWEALTH CREDIT PARTNERS BDC I, INC.

STATEMENT OF ASSETS AND LIABILITIES

(amounts in thousands except share and per share data)

September 30, 2021 (Unaudited)
Assets:
Non-controlled, non-affiliated investments, at fair value (amortized cost of $44,385)	$44,549
Cash and cash equivalents	50,142
Receivables:
Interest receivable	66
Prepaid expenses and other assets	170

Total Assets	$94,927

Liabilities:
Credit facility, net (Note 5)	$44,913
Payables:
Management fee payable, net (Note 4)	66
Directors fee payable	22
Accrued other general and administrative expenses	268

Total Liabilities	$45,269

Commitments and contingencies (Note 6)
Net Assets:
Common stock, $0.001 par value; 1,000,000 shares authorized; 50,000 issued and outstanding as of September 30, 2021	$—
Additional paid-in capital	50,000
Total distributable earnings (accumulated deficit)	(342)

Total Net Assets	$49,658

Total Liabilities and Net Assets	$94,927

Net Asset Value Per Common Share	$993.16

The accompanying notes are an integral part of these financial statements.

COMMONWEALTH CREDIT PARTNERS BDC I, INC.

STATEMENTS OF OPERATIONS

(amounts in thousands except share and per share data)

(Unaudited)

	For the Three Months Ended September 30, 2021	For the Period January 15, 2021 (Inception Date) through September 30, 2021
Income:
Investment income from non-controlled, non-affiliated investments:
Interest income	$245	$245
Fee income	14	14

Total investment income from non-controlled, non-affiliated investments	259	259

Total Investment Income	259	259
Expenses:
Management fees	103	103
Professional fees	47	47
Directors fees	27	27
Amortization of offering costs	36	36
Organizational expenses	241	486
Other general and administrative expenses	103	103

Total Expenses	557	802
Less: Management fee waiver (Note 4)	(37)	(37)

Net expenses	520	765

Net Investment Income (Loss)	(261)	(506)

Realized and unrealized gains (losses) on investments
Net realized gains (losses):
Non-controlled, non-affiliated investments	—	—

Total net realized gains (losses)	—	—

Net change in unrealized gains (losses):
Non-controlled, non-affiliated investments	164	164

Total net change in unrealized gains (losses)	164	164

Total realized and unrealized gains (losses)	164	164

Net Increase (Decrease) in Net Assets Resulting from Operations	$(97)	$(342)

Per Common Share Data:
Basic and diluted net investment income (loss) per common share	$(17.03)	$(39.11)

Basic and diluted net increase (decrease) in net assets resulting from operations per common share	$(6.33)	$(26.44)

Weighted Average Common Shares Outstanding—Basic and Diluted	15,327	12,936

The accompanying notes are an integral part of these financial statements.

COMMONWEALTH CREDIT PARTNERS BDC I, INC.

STATEMENTS OF CHANGES IN NET ASSETS

(amounts in thousands except share and per share data)

(Unaudited)

	For the Three Months Ended September 30, 2021	For the Period January 15, 2021 (Inception Date) through September 30, 2021
Increase (Decrease) in Net Assets Resulting from Operations:
Net investment income (loss)	$(261)	$(506)
Net realized gains (losses) on investments	—	—
Net change in unrealized gains (losses) on investments	164	164

Net Increase (Decrease) in Net Assets Resulting from Operations	(97)	(342)

Decrease in Net Assets Resulting from Stockholder Distributions
Dividends and distributions to stockholders	—	—

Net Decrease in Net Assets Resulting from Stockholder Distributions	—	—

Increase in Net Assets Resulting from Capital Share Transactions
Issuance of common shares	49,999	50,000

Net Increase in Net Assets Resulting from Capital Share Transactions	49,999	50,000

Total Increase (Decrease) in Net Assets	49,902	49,658
Net Assets, Beginning of Period	(244)	—

Net Assets, End of Period	$49,658	$49,658

The accompanying notes are an integral part of these financial statements.

COMMONWEALTH CREDIT PARTNERS BDC I, INC.

STATEMENT OF CASH FLOWS

(amounts in thousands)

(Unaudited)

For the Period January 15, 2021 (Inception Date) through September 30, 2021
Cash Flows from Operating Activities:
Net increase (decrease) in net assets resulting from operations	$(342)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Net realized (gains)/losses on investments	—
Net change in unrealized (gains)/losses on investments	(164)
Net accretion of discount on investments	(8)
Purchases of portfolio investments	(44,435)
Sales or repayments of portfolio investments	58
Increase/(decrease) in operating assets and liabilities:
(Increase)/decrease in interest receivable	(66)
(Increase)/decrease in prepaid expenses and other assets	(170)
Increase/(decrease) in management fees payable, net	66
Increase/(decrease) in directors fee payable	22
Increase/(decrease) in accrued other general and administrative expenses	268

Net cash provided by (used in) operating activities	(44,771)

Cash Flows from Financing Activities:
Borrowings on credit facility	45,000
Payments of debt issuance costs	(87)
Proceeds from issuance of common stock	50,000

Net cash provided by (used in) financing activities	94,913

Net increase (decrease) in cash and cash equivalents	50,142
Cash and cash equivalents, beginning of period	—

Cash and cash equivalents, end of period	$50,142

Supplemental and Non-Cash Information:
Interest paid during the period	$—

The accompanying notes are an integral part of these financial statements.

COMMONWEALTH CREDIT PARTNERS BDC I, INC.

SCHEDULE OF INVESTMENTS

(amounts in thousands, except per share data)

September 30, 2021

(Unaudited)

Portfolio Company(1)(3)(7)	Industry	Interest Rate	Acquisition Date	Maturity Date	Principal / Shares	Amortized Cost	Fair Value	Percentage of Net Assets (2)
Debt Investments
First Lien Senior Secured(5)
AccessOne Medcard, Inc.	Health Care	6.50% (L+6.00%) (0.50% Floor)	8/20/2021	8/20/2026	$13,167	$12,940	$13,062	26.3%
OneCare Media, LLC - Revolving Credit Line(4)	Consumer Discretionary	7.50% (L+6.50%) (1.00% Floor)	9/29/2021	9/29/2026	—	(48)	(48)	(0.1)%
OneCare Media, LLC - Term Loan	Consumer Discretionary	7.50% (L+6.50%) (1.00% Floor)	9/29/2021	9/29/2026	15,576	15,265	15,265	30.7%
Whitestone Home Furnishings, LLC	Consumer Discretionary	7.00% (L+6.00%) (1.00% Floor)	8/20/2021	8/20/2026	15,774	15,463	15,505	31.1%

Total First Lien Senior Secured						43,620	43,784	88.0%

Total Debt Investments						43,620	43,784	88.0%

Equity Investments
Preferred Equity
OneCare Media, LLC (6)	Consumer Discretionary	NA	9/29/2021	NA	765	765	765	1.5%

Total Equity Investments						765	765	1.5%

Total Investments						$44,385	$44,549	89.5%

Assets in Excess of Other Liabilities							5,109	10.5%

Net Assets							$49,658	100.0%

(1)

All of the Company’s investments, are qualifying assets under Section 55(a) of the Investment Company Act of 1940, as amended (the “1940 Act”). Under the 1940 Act, the Company may not acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of the Company’s total assets. All investments held are deemed to be illiquid.

(2)	Percentages are based on net assets as of September 30, 2021.
(3)

The fair value of investments with respect to securities for which market quotations are not readily available are valued using significant unobservable inputs (See Note 3 to the financial statements).

(4)

The Company has various unfunded commitments to portfolio companies. Please refer to Note 6 - Commitments and Contingencies for details of these unfunded commitments. The negative cost, if applicable, is the result of the capitalized discount or unfunded commitment being greater than the principal amounts outstanding on the loan. The negative fair value, if applicable, is the result of the capitalized discount or unfunded commitment on the loan.

(5)

The majority of the investments bear interest at a rate that may be determined by reference to London Interbank Offered Rate (“LIBOR” or “L”) or Prime (“P”) and which reset daily, monthly, quarterly, or semiannually. For each, the Company has provided the spread over LIBOR or Prime and the current interest rate in effect at September 30, 2021. Certain investments are subject to a LIBOR or Prime interest rate floor. For fixed rate loans, a spread above a reference rate is not applicable.

(6)	Equity and members interests are non-income-producing unless otherwise noted.
(7)	All investments domiciled in the United States unless otherwise noted.

The following table shows the portfolio composition by industry grouping based on fair value at September 30, 2021:

	At September 30, 2021
	Investments at	Percentage of
Industry	Fair Value	Total Portfolio
Health Care	$13,062	29.3%
Consumer Discretionary	31,487	70.7

Total	$44,549	100.0%

The accompanying notes are an integral part of these financial statements.

COMMONWEALTH CREDIT PARTNERS BDC I, INC.

NOTES TO FINANCIAL STATEMENTS

(in thousands, except share and per share amounts, percentages, and as otherwise indicated)

September 30, 2021

(Unaudited)

Note 1 - Organization

Commonwealth Credit Partners BDC I, Inc. (the “Company”) is an externally managed, non-diversified, closed-end management investment company that has elected to be regulated as a business development company (a “BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”) and has elected to be treated for U.S. federal income tax purposes, and intends to qualify annually, as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). The Company was formed on January 15, 2021 (Inception Date) as a Delaware corporation. The Company commenced investment operations on August 17, 2021.

The Company is managed by Commonwealth Credit Advisors LLC (the “Investment Adviser”), a Delaware limited liability company and an affiliate of Comvest Capital Advisors LLC and Comvest Credit Advisors LLC (collectively “Comvest Partners”). The Investment Adviser is that is registered as an investment adviser under the Investment Advisers Act of 1940, as amended. The Investment Adviser oversees the management of the Company’s activities and is responsible for making investment decisions with respect to the Company’s portfolio.

The Company’s investment objective is to generate both current income and capital appreciation by investing in middle-market companies in a wide range of industries primarily structured as senior credit facilities, and to a lesser extent, junior credit facilities. The Company also may purchase interests in loans through secondary market transactions.

The Company conducted a private placement of shares of its common stock, par value $0.001 per share (the “Common Stock” or “Shares”), to investors in reliance on exemptions from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”). Each investor in the private placement will make a capital commitment (the “Capital Commitments”) to purchase shares of Common Stock pursuant to a subscription agreement (a “Subscription Agreement”). Investors will be required to make capital contributions to purchase additional shares of Common Stock (the “Drawdown Purchase Price”) each time the Company delivers a drawdown notice (the “Drawdown Notice”), which will be delivered at least ten business days prior to the required funding date, in an aggregate amount not to exceed their respective Capital Commitments.

Note 2 - Summary of Significant Accounting Policies

Basis of Presentation

The following is a summary of significant accounting policies consistently followed by the Company in the preparation of its financial statements. The financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the requirements for reporting on Form 10-Q and Regulation S-X. The Company is an investment company and accordingly applies specific accounting and financial reporting requirements under Financial Accounting Standards Board (“FASB”) Accounting Standards Topic 946, Financial Services-Investment Companies.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts and disclosures in these financial statements. Actual results could differ from those estimates.

Valuation of Portfolio Investments

The Company applies fair value accounting in accordance with GAAP. Fair value is the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Investments are reflected on the Company’s Statement of Assets and Liabilities at fair value, with changes in unrealized gains and losses resulting from changes in fair value reflected in the Company’s Statements of Operations as “Net change in unrealized gains (losses) of investments” and realizations of portfolio investments reflected in the Company’s Statements of Operations as “Net realized gains (losses) on investments”.

The Company values its portfolio investments on a quarterly basis, or more frequently if required under the 1940 Act. For purposes of the 1940 Act, the Company’s board of directors (the “Board”) is ultimately and solely responsible for determining the fair value of the Company’s portfolio investments on a quarterly basis in good faith, including investments that are not publicly traded, those whose market prices are not readily available and any other situation where our portfolio investments require a fair value determination. Security transactions are accounted for on a trade date basis.

To the extent (i) “benefit plan investors”, as defined in Section 3(42) of the Employee Retirement Income Security Act of 1974, as amended (“ERISA”) and any regulations promulgated thereunder (“Benefit Plan Investors”), hold 25% or more of the Company’s outstanding Shares, and (ii) the Company’s Shares are not listed on a national securities exchange, one or more independent valuation firms (each a “Valuation Agent”) will be engaged to independently value the Company’s investments, in consultation with the Investment Adviser. The Company’s quarterly valuation procedures, which are the procedures that will be followed by such Valuation Agent to the extent (i) Benefit Plan Investors hold 25% or more of the Company’s outstanding Shares, and (ii) the Company’s Shares are not listed on a national securities exchange, are set forth in more detail below:

1)	Investments for which market quotations are readily available on an exchange are valued at such market quotations based on the closing price indicated from independent pricing services.

2)

Investments for which indicative prices are obtained from various pricing services and/or brokers or dealers are valued through a multi-step valuation process, as described below, to determine whether the quote(s) obtained is representative of fair value in accordance with GAAP.

a) Bond quotes are obtained through independent pricing services. Internal reviews are performed by the personnel of the Valuation Agent, in consultation with the investment professionals of the Investment Adviser, to ensure that the quote obtained is representative of fair value in accordance with GAAP and if so, the quote is used. If the Valuation Agent is unable to sufficiently validate the quote(s) internally and if the investment’s par value exceeds a certain materiality threshold, the investment is valued similarly to those assets with no readily available quotes (see (3) below); and

b) For investments other than bonds, the personnel of the Valuation Agent, in consultation with the investment professionals of the Investment Adviser, look at the number of quotes readily available and perform the following:

i) Investments for which two or more quotes are received from a pricing service are valued using the mean of the mean of the bid and ask of the quotes obtained. If a Markit quote differs from the Reuters quote by +/- five points or if the spread between the bid and ask for a quote is greater than 10 points, the personnel of the Valuation Agent, in consultation with the investment professionals of the Investment Adviser, will evaluate the reasonableness of the quote, and if the quote is determined to not be representative of fair value, the personnel of the Valuation Agent, in consultation with the investment professionals of the Investment Adviser, will use one or more of the methodologies outlined below to determine fair value;

ii) Investments for which one quote is received from a pricing service are validated by the Valuation Agent, in consultation with the investment professionals of the Investment Adviser. The personnel of the Valuation Agent, in consultation with the investment professionals of the Investment Adviser, analyze the market quotes obtained using an array of valuation methods (further described below) to validate the fair value. For assets where a supporting analysis is prepared, the Valuation Agent will document the selection and appropriateness of the indices selected for yield comparison and a conclusion documenting how the yield comparison analysis supports the proposed mark. The quarterly portfolio company monitoring reports which detail the qualitative and quantitative performance of the portfolio company will also be included. If the Valuation Agent, in consultation with the investment professionals of the Investment Adviser, is unable to sufficiently validate the quote internally and if the investment’s par value exceeds a certain materiality threshold, the investment is valued similarly to those assets with no readily available quotes (see (3) below).

3) Investments for which quotations are not readily available through exchanges, pricing services, brokers, or dealers are valued through a multi-step valuation process:

a) Each portfolio company or investment is initially valued by the personnel of the Valuation Agent, in consultation with the investment professionals of the Investment Adviser; and

b) Preliminary valuation conclusions will then be documented and discussed with our senior management.

For investments in revolving credit facilities and delayed draw commitments, the cost basis of the funded investments purchased is offset by any costs/netbacks received for any unfunded portion on the total balance committed. The fair value is also adjusted for the price appreciation or depreciation on the unfunded portion. As a result, the purchase of commitments not completely funded may result in a negative fair value until it is called and funded.

The values assigned to investments are based upon available information and do not necessarily represent amounts which might ultimately be realized, since such amounts depend on future circumstances and cannot be reasonably determined until the individual positions are liquidated. Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of the Company’s investments may fluctuate from period to period and the fluctuations could be material.

In the event Benefit Plan Investors do not hold 25% or more of the Company’s outstanding Shares, or the Company’s Shares are listed on a national securities exchange, then (i) personnel of the Investment Adviser will undertake the roles to be performed by the personnel of the Valuation Agent, as described above and (ii) if an investment falls into category (3) above for four consecutive quarters and if the investment’s par value or its fair value exceeds a certain materiality threshold, then at least once each fiscal year, the valuation for each portfolio investment for which the Company does not have a readily available market quotation will be reviewed by an independent valuation firm engaged by the Board.

For all valuations, the Valuation Committee of the Board, which consists solely of directors who are not “interested persons” of the Company, as such term is used under the 1940 Act (the “Independent Directors”), will review these preliminary valuations and the Board, a majority of whom are Independent Directors, will discuss the valuations and determine the fair value of each investment in the portfolio in good faith; provided, however, that to the extent the Company’s assets are treated as “plan assets” for purposes of ERISA, the Valuation Agent will determine valuations using only those valuation methodologies reviewed and approved by the Valuation Committee and the Board, and, absent manifest error, the Board will accept such valuations prepared by the Valuation Agent in accordance therewith.

Investment Classification

The Company classifies its investments in accordance with the requirements of the 1940 Act. Under the 1940 Act, “Control” is defined as the power to exercise a controlling influence over the management or policies of a company, unless such power is solely the result of an official position with such company. In addition, in accordance with Section 2(a)(9) of the 1940 Act, any person who owns beneficially, either directly or through one or more controlled companies, more than 25% of the voting securities of a company shall be presumed to control such company. Any person who does not so own more than 25% of the voting securities of any company shall be presumed not to control such company. Any person who does not so own more than 25% of the voting securities of any company and/or does not have the power to exercise control over the management or policies of such portfolio company shall be presumed not to control such company. Consistent with the 1940 Act, “Affiliated Investments” are defined as those investments in companies in which the Company owns 5% or more of the voting securities. Consistent with the 1940 Act, “Non-affiliated Investments” are defined as investments that are neither Control Investments nor Affiliated Investments. As of September 30, 2021, the Company did not “control” and was not an “affiliated person” of any of its portfolio companies, each as defined in the 1940 Act.

Cash and Cash Equivalents

Cash and cash equivalents include cash held in banks and short-term, liquid investments in a money market deposit account. Cash and cash equivalents are carried at cost which approximates fair value. The Company deposits at financial institutions for its cash and cash equivalents may exceed FDIC insured limits under applicable law.

Organizational Expenses and Offering Costs

Organizational expenses consist of costs incurred to establish the Company and enable it legally to do business. Organization costs are expensed as incurred. Offering costs consist of costs incurred in connection with the offering of Common Stock of the Company. Offering costs are capitalized as a deferred charge and amortized to expense on a straight-line basis over 12 months from the inception date. Offering costs incurred for both the period from January 15, 2021 (Inception Date) through September 30, 2021 and the three months ended September 30, 2021, were $0.04 million. As of September 30, 2021, Offering costs deferred were $0.13 million, and are recorded in Prepaid expenses and other assets on the Statement of Assets and Liabilities.

The Company will bear the organizational expenses and offering costs incurred in connection with the formation of the Company and the offering of shares of its Common Stock, including the out-of-pocket expenses of the Investment Adviser and its agents and affiliates. In addition, the Company will reimburse the Investment Adviser for the organizational expenses and offering costs it incurs on the Company’s behalf. For the three months ended September 30, 2021 and the period January 15, 2021 (Inception Date) through September 30, 2021, the Company has incurred $0.24 million and $0.49 million, of organizational costs, respectively. If actual organizational expenses and offering costs incurred exceed $0.75 million, the Investment Adviser or its affiliate bear the excess costs.

Deferred Financing Costs

Financing costs incurred in connection with the Company’s credit facilities are capitalized and amortized into expense using the straight-line method, which approximates the effective yield method over the life of the respective facility. See Note 5 - Borrowings.

Revenue Recognition

Interest Income

Investment transactions are accounted for on the trade date. Interest income, adjusted for amortization of premium and accretion of discount, is recorded on an accrual basis. Discount and premium on investments purchased are accreted/amortized over the expected life of the respective investment using the effective yield method. The amortized cost of investments represents the original cost adjusted for the accretion of discount and amortization of premium on investments.

Fee Income

Fee income, such as structuring fees, origination, closing, amendment fees, commitment, termination, and other upfront fees are generally non-recurring and are recognized as income when earned, either upon receipt or amortized into income. Upon the re-payment of a loan or debt security, any prepayment penalties and unamortized loan origination, structuring, closing, commitment, and other upfront fees are recorded as income.

Non-accrual

Investments may be placed on non-accrual status when principal or interest payments are past due and/or when there is reasonable doubt that principal or interest will be collected. Accrued interest is generally reversed when an investment is placed on non-accrual status. Interest payments received on non-accrual investments may be recognized as income or applied to principal depending upon management’s judgment of the ultimate outcome. Non-accrual investments are restored to accrual status when past due principal and interest is paid and, in management’s judgment, are likely to remain current.

Net Realized Gain or Loss and Net Change in Unrealized Gain or Loss

Gain or loss on the sale of investments is calculated using the specific identification method. The Company measures realized gain or loss by the difference between the net proceeds from the repayment or sale and the amortized cost basis of the investment, without regard to unrealized appreciation or depreciation previously recognized. Net change in unrealized gain or loss will reflect the change in portfolio investment values during the reporting period, including any reversal of previously recorded unrealized appreciation or depreciation, when a gain or loss is realized.

Income Taxes

The Company intends to elect to be treated for federal income tax purposes as a RIC under Subchapter M of the Code. Generally, a RIC is not subject to federal income taxes in respect of each taxable year if it distributes dividends for federal income tax purposes to stockholders of an amount generally equal to at least 90% of “investment company taxable income,” as defined in the Code, and determined without regard to any deduction for dividends paid. Distributions declared prior to the filing of the previous year’s tax return and paid up to twelve months after the previous tax year can be carried back to the prior tax year in determining the distributions paid in such tax year. The Company intends to make sufficient distributions to maintain its ability to be subject to be taxed as a RIC each year. The Company may be subject to federal excise tax imposed at a rate of 4% on certain undistributed amounts. The Company will be subject to a 4.0% nondeductible federal excise tax on certain undistributed income unless the Company distributes, in a timely manner as required by the Code, an amount at least equal to the sum of (1) 98.0% of its respective net ordinary income earned for the calendar year and (2) 98.2% of its respective capital gain net income for the one-year period ending October 31 in the calendar year.

The Company evaluates tax positions taken or expected to be taken in the course of preparing the Company’s tax returns to determine whether it is “more-likely-than-not” (i.e., greater than 50-percent) that each tax position will be sustained upon examination by a taxing authority based on the technical merits of the position. Tax positions not deemed to meet the more-likely-than-not threshold are recorded as a tax benefit or expense in the current year. All penalties and interest associated with income taxes will be included in income tax expense, if any. The Company did not record any tax provision in the current period. However, management’s conclusions regarding tax positions taken may be subject to review and adjusted at a later date based on factors including, but not limited to, examination by tax authorities, on-going analysis of and changes to tax laws, regulations and interpretations thereof.

Recent Accounting Standards Update

In March 2020, the Financial Accounting Standards Board issued Accounting Standards Update No. 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting” (“ASU 2020-04”). The amendments in ASU 2020-04 provide optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The standard is effective as of March 12, 2020 through December 31, 2022. In January 2021, the Financial Accounting Standards Board issued Accounting Standards Update 2021-01 “Reference Rate Reform (Topic 848): Scope” (“ASU 2021-01”). The amendments in ASU 2021-01 provide optional exceptions for applying GAAP to contract modifications, hedging relationships and other transactions affected reference rate reform if certain criteria are met. ASU 2020-04 and 2021-01 are elective and can be adopted between March 12, 2020 and December 31, 2022. Management is currently evaluating the impact of the optional guidance on the Company’s financial statements and disclosures.

Note 3 - Fair Value of Financial Instruments

Fair value is the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Accounting Standards Codification Topic 820, Fair Value Measurements and Disclosure (“ASC 820”) establishes a fair value hierarchy that prioritizes and ranks the inputs to valuation techniques used in measuring investments at fair value. The hierarchy classifies the inputs used in measuring fair value into three levels as follows:

•	Level 1—Quoted prices in active markets for identical assets and liabilities that the reporting entity has the ability to access at the measurement date.

•

Level 2—Inputs other than quoted prices included within Level 1 that are observable for the asset and liability or can be corroborated with observable market data for substantially the entire contractual term of the asset or liability.

•

Level 3—Unobservable inputs that reflect the Company’s own assumptions about the assumptions that market participants would use in the pricing of the asset or liability and are consequently not based on market activity, but rather through particular valuation techniques.

The determination of where an asset or liability falls in the above hierarchy requires significant judgment and factors specific to the asset or liability. In instances where the determination of the fair value measurement is based on inputs from different levels of the fair value hierarchy, the level in the fair value hierarchy within which the entire fair value measurement falls is based on the lowest level input that is significant to the fair value measurement in its entirety. The Company evaluates its hierarchy disclosures each quarter and depending on various factors, it is possible that an asset or liability may be classified differently from quarter to quarter.

Determination of fair values involves subjective judgments and estimates. Accordingly, the notes to the financial statements refer to the uncertainty with respect to the possible effect of such valuations, and any change in such valuations on the financial statements.

The following table presents fair value measurements of investments, by major class, as of September 30, 2021, according to the fair value hierarchy:

	Fair Value Measurements
	Level 1	Level 2	Level 3	Totals
First Lien Senior Secured	$—	$—	$43,784	$43,784
Preferred Equity	—	—	765	765

Total	$—	$—	$44,549	$44,549

The following table provides a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the three months ended September 30, 2021 and the period from January 15, 2021 (Inception Date) through September 30, 2021:

	First Lien Senior Secured	Preferred Equity	Total
Balance as of January 15, 2021 (Inception Date)	$—	$—	$—
Purchases and other adjustments to cost	43,670	765	44,435
Sales and repayments	(58)	—	(58)
Net realized gain/loss on investments	—	—	—
Net change in unrealized gain/loss on investments	164	—	164
Net accretion of discount on investments	8	—	8

Balance as of September 30, 2021	$43,784	$765	$44,549

Net change in unrealized gain/loss for the period relating to those Level 3 assets that were still held by the Company at the end of the period:	$164	$—	$164

Purchases represent the acquisition of new investments at cost. Sales and repayments represent principal payments received during the period.

For the three months ended September 30, 2021 and the period from January 15, 2021 (Inception Date) through September 30, 2021, there were no transfers between levels of the fair value hierarchy.

The composition of the Company’s investments as of September 30, 2021, at amortized cost and fair value, were as follows:

	Amortized Cost	Fair Value	% FV
First Lien Senior Secured	$43,620	$43,784	98.3%
Preferred Equity	765	765	1.7%

	$44,385	$44,549	100.00%

Significant Unobservable Inputs

The following table summarizes the significant unobservable inputs used to value Level 3 investments as of September 30, 2021. The table is not intended to be all-inclusive, but instead identifies the significant unobservable inputs relevant to the determination of fair values.

				Selected Input Range
Asset Category	Fair Value	Primary Valuation Technique	Unobservable Inputs	Minimum	Maximum	Weighted Average (a)
First Lien Senior Secured	$28,567	Discounted Cash Flow	Discount Rate	7.0%	8.3%	7.6%
First Lien Senior Secured (c)	15,217	Market Comparables	LTM EBITDA	8.8x	9.8x	9.3x
Preferred Equity (b)(c)	765	Market Comparables	LTM EBITDA	8.8x	9.8x	9.3x

Total	$44,549

(a)	Weighted averages are calculated based on fair value of investments.
(b)	This asset category contains one investment.
(c)	These instruments were held at cost as an approximation of fair value.

There were no significant changes in valuation approach or technique as of September 30, 2021.

Level 3 inputs to the valuation methodology are unobservable and significant to overall fair value measurement. The inputs into the determination of fair value require significant management judgment or estimation. Financial instruments that are included in this category include investments in privately held entities where the fair value is based on unobservable inputs.

The income and market approaches were used in the determination of fair value of certain Level 3 assets as of September 30, 2021. The significant unobservable inputs used in the income approach are the discount rate or market yield used to discount the estimated future cash flows expected to be received from the underlying investment, which include both future principal and interest payments and any other end of term fees, as applicable. Included in the consideration and selection of discount rates are factors such as risk of default, interest rate risk, and changes in credit quality. The significant unobservable inputs used in the market approach are based on market comparable transactions and market multiples of publicly traded comparable companies. Increases or decreases in the valuation multiples in isolation may result in higher or lower fair value measurement, respectively, and increases or decreases in the discount rate in isolation may result in lower or higher fair value measurement, respectively.

As of September 30, 2021, the Company had no portfolio companies on non-accrual status. Refer to Note 2 - Summary of Significant Accounting Policies - for additional details regarding the Company’s non-accrual policy.

For discussion of the fair value measurement of the Company’s borrowings, refer to Note 5 - Borrowings.

Note 4 - Related Party Transactions

Investment Advisory Agreement

The Company entered into an investment advisory and management agreement (the “Investment Advisory Agreement”) with the Investment Adviser in which the Investment Adviser, subject to the overall supervision of the Company’s Board of Directors, manages the day-to-day operations of, and provides investment advisory services to the Company.

Pursuant to the Investment Advisory Agreement with the Investment Adviser, the Company pays the Investment Adviser a fee for its services under the Investment Advisory Agreement consisting of an annual base management fee (“Management Fee”) and an incentive management fee (the “Incentive Fee”), each payable quarterly, in the manner set forth below.

Management Fee

During the Investment Period, the Management Fee will be calculated at an annual rate of 1.00% with respect to the Company’s Adjusted Average Assets Invested (defined below) in respect of the relevant quarterly period, in the manner set forth in Exhibit A hereto. “Adjusted Average Assets Invested” shall mean (a) the average of the sum of the Company’s (i) Drawn Capital Commitments and (ii) outstanding principal on borrowings, in the case of clause (i) and clause (ii), as of the last business day of each month included in the relevant quarterly period less (b) the sum of the Company’s (iii) cumulative net unrealized losses, if any, and (iv) cumulative net realized losses, if any, in the case of clause (iii) and clause (iv), as of the last business day of the relevant quarter. For the avoidance of doubt, the quarterly Management Fees payable to the Investment Adviser are specifically set forth below.

After the Investment Period, the 1.00% Management Fee will be calculated based on the Company’s Adjusted Average Assets Invested in respect of each quarterly period.

Any Management Fees payable pursuant to the Investment Advisory Agreement will be calculated based on the Company’s Adjusted Average Assets Invested in respect of the most recently completed calendar quarter. Management Fees for any partial quarter will be appropriately prorated. For the avoidance of doubt, the quarterly Management Fees payable to the Investment Adviser shall be calculated based on the lower of the actual Adjusted Average Assets Invested as of the end of any quarter and the target Adjusted Average Assets Invested for that quarter, as specifically set forth in the table below:

The table set forth below shows the following quarterly fee percentages shall be payable with respect to the Company’s target Adjusted Average Assets Invested from the quarter ending September 30, 2021 through the end of the Investment Period:

Quarter Ending	Quarter		Target Adjusted Average Assets Invested ($ in millions)[1]	Quarterly Management Fee Percentage	Quarterly Dollar Amount ($ in millions)[2]
September 30, 2021	1		$80	1%	0.2
December 31, 2021	2		$160	1%	0.4
March 31, 2022	3		$240	1%	0.6
June 30, 2022	4		$320	1%	0.8
September 30, 2022	5		$400	1%	1
December 31, 2022	6		$480	1%	1.2
March 31, 2023	7		$560	1%	1.4
June 30, 2023	8		$640	1%	1.6
September 30, 2023	9		$650	1%	1.625
December 31, 2023	10		$650	1%	1.625
March 31, 2024	11		$650	1%	1.625
June 30, 2024	12 and beyond	[3]	$650	1%	1.625

(1)

For the avoidance of doubt, the Management Fee paid at the end of any quarter shall be calculated based on the lower of the actual Adjusted Average Assets Invested in respect of the quarter and the target Adjusted Average Assets Invested for that quarter.

(2)	Reflects dollar amount of Management Fees payable for the applicable quarter based on the Company’s target Adjusted Average Assets Invested as of the end of such quarter.
(3)	Reflects the Management Fee payable beginning in quarter 12 and extending through the end of the Investment Period.

For both the three months ended September 30, 2021, and the period January 15, 2021 (Inception Date) to September 30, 2021, the Company incurred $0.10 million in Management Fees under the Investment Advisory Agreement.

The Investment Adviser has chosen to voluntarily waive $0.04 million of management fees earned in accordance with the Investment Advisory Agreement for the three months ended September 30, 2021 and the period from January 15, 2021 (Inception date) through September 30, 2021. Any fees waived under the Investment Advisory Agreement are not subject to reimbursement to the Investment Adviser.

As of September 30, 2021, $0.07 million was payable to the Adviser for management fees.

Incentive Fee

If, as of the last day of the relevant quarter, the Company’s Total Return (as defined below) in respect of the relevant Measurement Period (as defined below) equals or exceeds the “Hurdle Amount” (as defined below), the Investment Adviser shall be paid an Incentive Fee calculated at an annual rate of 0.25% (0.0625% per quarter) with respect to the Company’s Incentive Fee Average Assets Invested (as defined below) on a cumulative basis for the Measurement Period less the aggregate amount of any previously paid Incentive Fees with respect to the Measurement Period.

If, as of the last day of the relevant quarter, the Company’s Total Return in respect of the relevant Measurement Period is less than the Hurdle Amount, the Investment Adviser shall not receive any Incentive Fee in respect of the relevant quarter.

“Total Return” means the sum of the Company’s net investment income (with Organizational Expenses (as defined herein) amortized ratably over a three year period for the purposes of this calculation) in respect of the relevant Measurement Period and the Company’s realized and unrealized capital gains less realized and unrealized capital losses in respect of the relevant Measurement Period.

For the avoidance of doubt, the Total Return calculation will not take into account the deduction of the 0.25% Incentive Fee but will take into account the deduction of the 1.00% Management Fee.

“Hurdle Amount” means 7.25% times the average of the “Drawn Capital Commitments” (as defined below) for each quarter during the Measurement Period, (i) multiplied by the number of quarters in the Measurement Period, and (ii) divided by (4) four.

“Drawn Capital Commitments” means the simple average of the drawn Capital Commitments as of the last business day of each month included in the relevant quarterly period.

“Measurement Period” means the period from the Company’s inception date through the end of the most recently completed calendar quarter.

“Incentive Fee Average Assets Invested” means (a) the average of the sum of the Company’s (i) Drawn Capital Commitments and (ii) outstanding principal on borrowings, in the case of clause (i) and clause (ii), as of the last business day of each month included in the Measurement Period less (b) the Company’s net realized and unrealized losses, if any, in respect of each quarter included in the relevant Measurement Period.

For the three months ended September 30, 2021 and for the period January 15, 2021 (Inception Date) through September 30, 2021, there was no incentive fee earned and thus no amounts have been accrued.

Administration Agreement

We have entered into an administration agreement (the “Administration Agreement”) with Commonwealth Credit Advisors LLC, a Delaware limited liability company (in such capacity, the “Administrator”), under which the Administrator provides administrative services for us, including arranging office facilities for us and providing office equipment and clerical, bookkeeping and recordkeeping services at such facilities. Under the Administration Agreement, the Administrator also performs, or oversees the performance of, our required administrative services, which includes being responsible for the financial records which we are required to maintain and preparing reports to our stockholders and reports filed with the SEC and providing the services of our chief financial officer, chief compliance officer, and their respective staffs. In addition, the Administrator will assist us in determining and publishing our net asset value, overseeing the preparation and filing of tax returns and the printing and dissemination of reports to our Stockholders, and generally overseeing the payment of our expenses and the performance of administrative and professional services rendered to us by others. The Administrator may also provide on our behalf managerial assistance to our portfolio companies.

The Administrator has hired a third party sub-administrator to assist with the provision of administration services. For both the three months ended September 30, 2021 and the period January 15, 2021 (Inception Date) through September 30, 2021, the Company incurred $0.04 million in administrative service fees under the administration agreement, payable to the sub-administrator.

Co-Investment Relief

The 1940 Act generally prohibits BDCs from entering into negotiated co-investments with affiliates absent an order from the SEC. On August 2, 2021, the SEC granted the Company exemptive relief (the “Order”) that allows it to enter into certain negotiated co-investment transactions alongside other funds managed by the Adviser or its affiliates (“Affiliated Funds”) in a manner consistent with its investment objective, positions, policies, strategies, and restrictions as well as regulatory requirements and other pertinent factors, subject to compliance with conditions (the “Order”). Pursuant to the Order, the Company is permitted to co-invest with its affiliates if, among other things, a “required majority” (as defined in Section 57(o) of the 1940 Act) of the Company’s independent directors make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the transactions, including the consideration to be paid, are reasonable and fair to the Company and the Company’s stockholders and do not involve overreaching in respect of the Company or the Company’s stockholders on the part of any person concerned, and (2) the transaction is consistent with the interests of the Company’s stockholders and is consistent with the Company’s investment objective and strategies.

Note 5 - Borrowings

Goldman Credit Facility

On August 11, 2021, the Company entered into a Credit Agreement (together with the exhibits and schedules thereto, the ‘‘Goldman Credit Facility’’) as the borrower and Goldman Sachs Bank USA (“Goldman Sachs”) as the lender. The Goldman Credit Facility is structured as a revolving credit facility secured by the capital commitments of the Company’s subscribed investors and certain related assets.

The Goldman Credit Facility is uncommitted and matures on the earlier of (i) the date on which either the Company or Lender provide written notice of termination to the other party and (ii) the date that is 30 days prior to the last date on which the Company may issue capital drawdowns to its investors. Under the Goldman Credit Facility, the Company is permitted to borrow up to the lesser of $130 million and the Borrowing Base. The “Borrowing Base” is based upon the unfunded capital commitments of certain subscribed investors in the Company that have been approved by Goldman Sachs and meet certain criteria. The advance rate for such investors is currently 90% but may be subject to modification. The Goldman Credit Facility contains certain customary affirmative and negative covenants and events of default. The Goldman Credit Facility bears interest at a rate of either LIBOR plus 2.70% per annum.

The weighted average annualized interest cost for all borrowings for the three months ended September 30, 2021 was 2.79%. The average daily debt outstanding for the three months ended September 30, 2021 was $1 million. The maximum debt outstanding for the three months ended September 30, 2021 was $45 million.

The following table represents borrowings as of September 30, 2021:

	Total Aggregate Borrowing Capacity	Total Principal Outstanding	Less Deferred Financing Costs	Amount per Statements of Assets and Liabilities
Goldman Credit Facility	$130,000	$45,000	$87	$44,913

Total	$130,000	$45,000	$87	$44,913

The following table represents interest and debt fees for the three months ended September 30, 2021:

	Three months ended September 30, 2021
	Interest Rate (2)	Interest Expense	Deferred Financing Costs(1)	Other Fees
Goldman Credit Facility	L+2.70%	$7	$—	$—

Total		$7	$—	$—

(1)	Amortization of deferred financing costs.
(2)	As of September 30, 2021, the 1-month LIBOR rate was 0.08%.

At September 30, 2021, the carrying amount of the Company’s secured borrowings approximated their fair value in accordance with ASC 820. As of September 30, 2021, the Company’s borrowings would be deemed to be Level 3, as defined in Note 3 - Fair Value of Financial Instruments.

Note 6 - Commitments and Contingencies

Commitments

In the ordinary course of business, the Company may enter into future funding commitments. As of September 30, 2021, the Company had unfunded commitments on delayed draw term loans of $2.4 million. The Company maintains sufficient cash on hand, unfunded Capital Commitments, and available borrowings to fund such unfunded commitments.

As of September 30, 2021, the Company’s unfunded commitments consisted of the following:

Portfolio Company Name	Investment Type	Commitment Type	Total Commitment	Remaining Commitment
OneCare Media, LLC	First Lien Senior Secured	Revolving Credit Line	$2,396	$2,396

Total			$2,396	$2,396

Litigation and Regulatory Matters

In the ordinary course of business, the Company may become subject to litigation, claims, and regulatory matters. The Company has no knowledge of material legal or regulatory proceedings pending or known to be contemplated against the Company at this time.

Indemnifications

In the ordinary course of its business, the Company may enter into contracts or agreements that contain indemnifications or warranties. Future events could occur that lead to the execution of these provisions against the Company. Based on its history and experience, management feels that the likelihood of such an event is remote.

Note 7 - Capital

Investor Commitments

As of September 30, 2021, the Company had $656.6 million, in Capital Commitments, of which $606.6 million, were unfunded.

Capital Drawdowns

The following table summarizes the total shares issued and proceeds related to capital drawdowns:

Share Issue Date	Shares Issued	Net Proceeds Received
June 14, 2021	1	$1
August 17, 2021	29,999	29,999
September 28, 2021	20,000	20,000

Total Shares Issued	50,000	$50,000

As of September 30, 2021, 500 of the Company’s common shares were owned by Comvest Group Holdings SPV II LLC, a wholly owned subsidiary of an affiliate of Comvest Partners.

Note 8 - Net Assets

The following table reflects the net assets activity for the three months ended September 30, 2021:

	Common stock - shares	Common stock - par (1)	Additional paid-in capital	Total distributable earnings (accumulated deficit)	Total net assets
Balance as of June 30, 2021	1	$—	$1	$(245)	$(244)
Issuance of common stock, net of issuance costs	49,999	—	49,999	—	49,999
Net investment income (loss)	—	—	—	(261)	(261)
Net realized gain (loss) from investment transactions	—	—	—	—	—
Net change in unrealized appreciation (depreciation) on investments	—	—	—	164	164

Balance as of September 30, 2021	50,000	$—	$50,000	$(342)	$49,658

The following table reflects the net assets activity for the period January 15, 2021 (Inception Date) to September 30, 2021:

	Common stock - shares	Common stock - par (1)	Additional paid in capital	Total distributable earnings (accumulated deficit)	Total net assets
Balance as of January 15, 2021 (Inception Date)	—	$—	$—	$—	$—
Issuance of common stock, net of issuance costs	50,000	—	50,000	—	50,000
Net investment income (loss)	—	—	—	(506)	(506)
Net realized gain (loss) from investment transactions	—	—	—	—	—
Net change in unrealized appreciation (depreciation) on investments	—	—	—	164	164

Balance as of September 30, 2021	50,000	$—	$50,000	$(342)	$49,658

(1)	Less than $1.

Note 9 - Earnings Per Share

Basic earnings per share is computed by dividing earnings available to common stockholders by the weighted average number of shares outstanding during the period. Other potentially dilutive shares, and the related impact to earnings, are considered when calculating earnings per share on a diluted basis. The following information sets forth the computation of the weighted average basic and diluted net decrease in net assets per share resulting from operations for the three months ended September 30, 2021 and the period January 15, 2021 (Inception Date) to September 30, 2021.

	For the Three Months Ended September 30, 2021	For the Period January 15, 2021 (Inception Date) through September 30, 2021
Net increase (decrease) in net assets resulting from operations	$(97)	$(342)
Weighted average shares of common stock
outstanding - basic and diluted	15,327	12,936
Earnings (loss) per share of common stock - basic and diluted	$(6.33)	$(26.44)

Note 10 - Financial Highlights

The Company commenced investing operations on August 17, 2021. Net asset value, at the beginning of the period represents the initial price per share issued on that date. The following is a schedule of financial highlights for the period January 15, 2021 (Inception Date) through September 30, 2021:

For the Period January 15, 2021 (Inception Date) through September 30, 2021
Per Common Share Operating Performance
Net Asset Value, Beginning of Period	$1,000.00
Results of Operations: (1)
Net Investment Income (Loss)	(39.11)
Net Realized and Unrealized Gain (Loss) on Investments	32.27

Net Increase (Decrease) in Net Assets Resulting from Operations	(6.84)

Net Asset Value, End of Period	$993.16

Shares Outstanding, End of Period	50,000
Total Return(3)	(0.68%)
Net assets, end of period	$49,658
Ratio/Supplemental Data
Weighted-average shares outstanding	12,936
Ratio of net investment income (loss) to average net assets without waiver(2)	(4.38%)
Ratio of net investment income (loss) to average net assets with waiver(2)	(3.98%)
Ratio of total expenses to average net assets without waiver(2)(5)	7.20%
Ratio of total expenses to average net assets with waiver(2)(5)	6.80%
Asset coverage ratio	210.57%
Portfolio turnover rate (4)	0.13%

(1)	The per share data was derived by using the weighted average shares outstanding during the period.

(2)	Ratios, excluding nonrecurring expenses, such as organization and offering costs, are annualized.
(3)

Total return is calculated assuming a purchase of shares of common stock at the current net asset value on the first day and a sale at the current net asset value on the last day of the period reported.

(4)	Portfolio turnover rate is calculated using the lesser of year-to-date purchases or sales over the average of the invested assets at fair value. Portfolio turnover rate is not annualized.
(5)	Ratio of total expenses to average net assets is calculated using total operating expenses, over average net assets.

Note 11 - Subsequent Events

The Company has evaluated subsequent events through the filing of this Form 10-Q and has determined that there have been no events that have occurred that would require adjustments to the Company’s disclosures in the financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the accompanying financial statements of Commonwealth Credit Partners BDC I, Inc. (“the Company”) and the notes thereto and other financial information included elsewhere in this Quarterly Report on Form 10-Q. We are externally managed by our adviser, Commonwealth Credit Advisors LLC (the “Investment Adviser”).

Forward Looking Statements

Statements we may make, may contain forward-looking statements, that are not historical facts are based on current expectations, estimates, projections, opinions and/or beliefs of the Company, the Investment Adviser and/or its affiliates (collectively, “Commonwealth”). These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about us, our current and prospective portfolio investments, our industry, our beliefs, and our assumptions. Words such as “anticipate”, “believe”, “continue”, “could”, “estimate”, “expect”, “intend”, “may”, “plan”, “potential”, “project”, “seek”, “should”, “target”, “will”, “would” or variations of these words and similar expressions are intended to identify forward-looking statements. The forward-looking statements contained in this Quarterly Report on Form 10-Q involve risks and uncertainties.

Forward-looking statements are subject to numerous assumptions, risks, and uncertainties, which change over time. Forward-looking statements speak only as of the date they are made, and we assume no duty to and do not undertake to update forward-looking statements. Actual results could differ materially from those anticipated in forward-looking statements and future results could differ materially from historical performance. The occurrence of the events described in these risk factors and elsewhere in this Form 10-Q could have a material adverse effect on our business, results of operation and financial position.

In addition to factors previously disclosed in our U.S. Securities and Exchange Commission (“SEC”) reports and those identified elsewhere in this report, including the “Risk Factors” section, the following factors, among others, could cause actual results to differ materially from forward-looking statements or historical performance:

•	the Company’s future operating results;

•

changes in political, economic or industry conditions, the interest rate environment or conditions affecting the financial and capital markets, including with respect to changes from the impact of the COVID-19 pandemic; the length and duration of the COVID-19 outbreak in the United States as well as worldwide and the magnitude of the economic impact of that outbreak;

•	lack of sufficient investment opportunities;

•	volatility of leveraged loan markets;

•	risk of borrower default;

•	the restricted nature of investment positions;

•	the illiquid nature of our portfolio;

•	interest rate volatility, including volatility associated with the decommissioning of LIBOR and the transition to new reference rates;

•

the effect of the COVID-19 pandemic on the Company’s business prospects and the prospects of the Company’s portfolio companies, including the Company’s and the portfolio companies’ ability to achieve their respective objectives;

•

the effect of the disruption caused by the COVID-19 pandemic on the Company’s ability to effectively manage the Company’s business and on the availability of equity and debt capital and the Company’s use of borrowed money to finance a portion of the Company’s investments;

•	the Company’s business prospects and the prospects of the Company’s prospective portfolio companies;

•	the impact of increased competition;

•	the Company’s contractual arrangements and relationships with third parties;

•	the dependence of the Company’s future success on the general economy and its impact on the industries in which the Company invests;

•	the ability of the Company’s prospective portfolio companies to achieve their objectives;

•	the relative and absolute performance of the Investment Adviser;

•	the ability of the Investment Adviser and its affiliates to retain talented professionals;

•	the Company’s expected financings and investments;

•	the Company’s ability to pay dividends or make distributions;

•	the adequacy of the Company’s cash resources;

•	risks associated with possible disruptions due to terrorism in the Company’s operations or the economy generally;

•	the impact of future acquisitions and divestitures;

•	the Company’s regulatory structure and tax status as a BDC and a regulated investment company (a “RIC”); and

•	future changes in laws or regulations and conditions in the Company’s operating areas.

You should not place undue reliance on these forward-looking statements. The forward-looking statements made in this Quarterly Report on Form 10-Q relate only to events as of the date on which the statements are made. We undertake no obligations to update any forward-looking statement to reflect events or circumstances occurring after the date of this Quarterly Report on Form 10-Q.

Overview

The Company is an externally managed, non-diversified, closed-end management investment company that has elected to be regulated as a business development company (a “BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”) and intends to elect to be treated for U.S. federal income tax purposes, and to qualify annually thereafter, as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). The Company was formed on January 15, 2021 (Inception Date) as a Delaware corporation. The Company commenced investment operations on August 17, 2021.

The Company is managed by the Investment Adviser, a Delaware limited liability company and an affiliate of Comvest. The Investment Adviser is registered with the SEC as an investment adviser under the Investment Advisers Act of 1940, as amended (“Advisers Act”). The Investment Adviser oversees the management of the Company’s activities and is responsible for making investment decisions with respect to the Company’s portfolio.

The Company’s investment objective is to generate both current income and capital appreciation by investing in middle-market companies in a wide range of industries primarily structured as senior credit facilities, and to a lesser extent, junior credit facilities. The Company also may purchase interests in loans through secondary market transactions.

Financial and Operating Highlights

At September 30, 2021
Investment Portfolio	$44,549
Net assets	$49,658
Debt (net of deferred financing costs)	$44,913
Net asset value per share	$993.16

Portfolio Activity for the Three Months Ended September 30, 2021
Purchases during the period	$44,435
Sales or repayments during the period	$58
Number of portfolio companies at end of period	3

Operating Results for the Three Months Ended September 30, 2021
Net investment income (loss) per share	$(17.03)
Net increase in net assets resulting from operations per share	$(6.33)
Net investment gain/loss	$(261)
Net realized and unrealized gain/loss	$164
Net increase/decrease in net assets resulting from operations	$(97)

Portfolio and Investment Activity

During the three months ended September 30, 2021, we made $44 million of investments in new portfolio companies and had $58 thousand in aggregate amount of sales and repayments, resulting in net investments of $44 million for the period. The total portfolio of debt investments at fair value consisted of 100% bearing variable interest rates and 0% bearing fixed interest rates.

Our portfolio composition, based on fair value at September 30, 2021 was as follows:

	September 30, 2021
	Percentage of Total Portfolio	Weighted Average Current Yield for Total Portfolio
First Lien Senior Secured	98.3%	7.0%
Preferred Equity	1.7	0

Total	100.0%	7.0%

The Company commenced investment operations on August 17, 2021 and, as a result, did not have investments prior to this date.

The following table shows the asset mix of our new investment fundings for the three months ended September 30, 2021:

	Three months ended September 30, 2021
	Fair Value (in thousands)	Percentage
First Lien Senior Secured	$43,784	98.3%
Preferred Equity	765	1.7

Total	$44,549	100.0%

Portfolio Asset Quality

Our Investment Adviser employs an investment rating system to categorize our investments. In addition to various risk management and monitoring tools, our Adviser grades the credit risk of all debt investments on a scale of 1 to 6 no less frequently than quarterly. This system is intended primarily to reflect the underlying risk of a portfolio debt investment relative to the inherent risk at the time the original debt investment was made (i.e., at the time of acquisition), although it may also take into account under certain circumstances the performance of the portfolio company’s business, the collateral coverage of the investment and other relevant factors.

Loan Rating	Summary Description
1	Investments that are performing at or above expectations. No issues or foreseen issues on performance, covenants, liquidity, etc. The credit is expected to be repaid at maturity through available cash flow or to be refinanced.

2	Investments that are performing substantially within our expectations, with the risks remaining neutral or favorable. All new loans are initially rated 2. The credit is expected to be repaid at maturity through available cash flow or to be refinanced by a third party.

3	Investments that are performing below our expectations and that require closer monitoring, but where we expect no loss of investment return or principal.

4	Investments that are performing below our expectations and for which risk has increased materially since the original investment. There is a probability of some loss of investment return, but no loss of principal is expected.

5	Investments that are performing substantially below our expectations and whose risks have increased substantially since the original investment. Typically, the borrower will be in default, or the loan will have been modified to address a default.

6	Investments that are performing poorly; it is unlikely that the enterprise or asset values currently exceed the debt and/or material reduction in enterprise value is reasonably foreseen.

The weighted average risk rating of our investments based on fair value was 2.0 as of September 30, 2021. As of September 30, 2021, the Company had no portfolio companies on non-accrual status. Refer to Note 2—Summary of Significant Accounting Policies - for additional details regarding the Company’s non-accrual policy.

As of September 30, 2021
Internal Performance Rating	Investments at Fair Value (In thousands)	Percentage of Total Investments
6	$—	—
5	—	—
4	—	—
3	—	—
2	44,549	100.0
1	—	—

Total	$44,549	100.0%

The following table shows the amortized cost, fair value, and percentages of our portfolio of investments in non-accrual status:

Three months ended September 30, 2021
Non-accrual investments at amortized cost (000s)	$—

Non-accrual investments / total debt investments at amortized cost	—

Non-accrual investments at fair value (000s)	$—
Non-accrual investments / total debt investments at fair value	—

As of September 30, 2021, we had no loans in non-accrual status, and non-accrual investments as a percentage of total debt investments at cost and fair value were 0%.

The following table shows the weighted average rate, spread over LIBOR of floating rate and fees of investments originated and the weighted average rate of sales and payoffs of portfolio companies during the three months ended September 30, 2021.

Three months ended September 30, 2021
Weighted average rate of new investment fundings	7.02%
Weighted average spread over LIBOR of new floating rate investment fundings	6.17%
Weighted average fees of new investment fundings	1.93%
Weighted average rate of sales and payoffs of portfolio investments	6.72%

RESULTS OF OPERATIONS

We commenced investment operations on August 17, 2021, and therefore do not have prior periods with which to compare operating results. Our operating results for the three months ended September 30, 2021 and for the period from January 15, 2021 (Inception Date) through September 30, 2021, were as follows (dollars in thousands):

	For the Three Months Ended September 30, 2021	For the Period from January 15, 2021 (Inception Date) through September 30, 2021
Total investment income	$259	$259
Less: Net expenses	520	765

Net investment income (loss)	(261)	(506)
Net realized gains (losses)	—	—
Net change in unrealized gains (losses)	164	164

Net increase (decrease) in net assets resulting from operations	$(97)	$(342)

Investment Income

Investment income for the three months ended September 30, 2021 was driven by our deployment of capital since August 17, 2021 (commencement of investment operations) and an increasing invested balance. The composition of our investment income for the three months ended September 30, 2021 was as follows (dollars in thousands):

	For the Three Months Ended September 30, 2021	For the Period from January 15, 2021 (Inception Date) through September 30, 2021
Interest from investments	$245	$245
Fee income	14	14

Total investment income	$259	$259

Operating Expenses

The composition of our operating expenses for the three months ended September 30, 2021 was as follows (dollars in thousands):

	For the Three Months Ended September 30, 2021	For the Period from January 15, 2021 (Inception Date) through September 30, 2021
Organizational Expenses	$241	$486
Management fees	103	103
Other general and administrative expenses	103	103
Amortization of offering costs	36	36
Directors fees	27	27
Professional fees	47	47
Management fee waiver	(37)	(37)

Net expenses	$520	$765

Net Realized Gains (Losses) and Net Change in Unrealized Gains (Losses) on Investments

Net realized gains (losses) and net change in unrealized gains (losses) on investments for the three months ended September 30, 2021 were as follows (dollars in thousands):

	For the Three Months Ended September 30, 2021	For the Period from January 15, 2021 (Inception Date) through September 30, 2021
Net realized gains (losses)
Non-affiliate investments	$—	$—

Total net realized gains (losses)	—	—
Net change in unrealized gains (losses) on investments
Non-affiliate investments	164	164

Total net change in unrealized gains (losses) on investments	164	164

Net realized and unrealized gains (losses)	$164	$164

Impact of COVID-19 Pandemic

The ongoing spread of COVID-19 has had, and is expected to continue to have, a material adverse impact on local economies in the affected locations and also on the global economy. Many countries have reacted by instituting quarantines and travel restrictions, which has resulted in disruptions in supply chains and adversely impacted various industries, including but not limited to retail, transportation, hospitality, energy and entertainment. These developments may adversely impact certain companies and other issuers in which the Company invests and the value of the Company’s investments therein. In addition, while disruptions to the operations of the Company (including those relating to the Company and the Investment Adviser) or the Company’s or the Investment Adviser’s service providers are not expected, such disruptions (including through quarantine measures and travel restrictions imposed on personnel located in affected locations, or any related health issues of such personnel) could nonetheless occur. Any of the foregoing events could materially and adversely affect the Company’s ability to source, manage and divest investments and pursue investment objective and strategies. Similar consequences could arise with respect to other infectious diseases. Given the significant economic and financial market disruptions associated with the COVID-19 pandemic, the valuation and performance of the Company’s investments, and therefore shares, may be impacted adversely. The duration of the COVID-19 pandemic and its effects cannot be determined at this time, but the effects could be present for an extended period of time.

Recent Developments

None.

Liquidity and Capital Resources

We generate cash from (1) drawing down capital in respect of Shares, (2) cash flows from investments and operations and (3) borrowings from banks or other lenders.

As of September 30, 2021, we are party to the Goldman Credit Facility, as described in more detail in Note 5 - Borrowings.

Our primary use of cash is to originate (1) investments in portfolio companies and other investments to comply with certain portfolio diversification requirements, (2) the cost of operations (including expenses, the Management Fee and, to the extent permitted under ERISA, if applicable, and the 1940 Act, any indemnification obligations), (3) debt service of any borrowings and (4) cash distributions to the Stockholders.

As of September 30, 2021, we had $50 million of cash. In addition, we had $85 million of availability under the Goldman Credit Facility (subject to borrowing base availability) and had approximately $607 million of uncalled Capital Commitments to purchase shares of our Common Stock. We expect to have sufficient liquidity for our investing activities and to conduct our operations in the near term.

Taxation as a RIC

We have elected to be treated as a RIC under Subchapter M of the Code. As a RIC, we generally will not be subject to corporate-level U.S. federal income taxes on any income that we distribute as dividends for U.S. federal income tax purposes to our stockholders. To maintain our qualification as a RIC, we must, among other things, meet certain source-of-income and asset diversification requirements. In addition, in order to maintain RIC tax treatment, we must distribute to our stockholders, for each tax year, an amount equal to at least 90% of our “investment company taxable income,” which is generally our net ordinary income plus the excess, if any, of realized net short-term capital gain over realized net long-term capital loss and determined without regard to any deduction for dividends paid, or the annual distribution requirement.

Additionally, in order to avoid the imposition of a U.S. federal excise tax, we are required to distribute, in respect of each calendar year, dividends to our stockholders of an amount at least equal to the sum of 98% of our calendar year net ordinary income (taking into account certain deferrals and elections); 98.2% of our capital gain net income (adjusted for certain ordinary losses) for the one year period ending on December 31 of such calendar year; and any net ordinary income and capital gain net income for preceding calendar years that were not distributed during such calendar years and on which we previously did not incur any U.S. federal income tax. If we fail to qualify as a RIC for any reason and become subject to corporate tax, the resulting corporate taxes could substantially reduce our net assets, the amount of income available for distribution and the amount of our distributions.

Related Party Transactions and Agreements

Investment Advisory Agreement

We entered into an Investment Advisory Agreement, dated as of June 29, 2021, which was approved by our Board for an initial two year term, under which the Investment Adviser, subject to the overall supervision of our Board manages the day-to-day operations of, and provides investment advisory services to us. Affiliates of the Investment Adviser also provide investment advisory services to other funds that have investment mandates that are similar, in whole and in part, with ours. The Investment Adviser has adopted policies designed to manage and mitigate the conflicts of interest associated with the allocation of investment opportunities among multiple funds. In addition, any affiliated fund currently formed or formed in the future and managed by the Investment Adviser or its affiliates may have overlapping investment objectives with our own and, accordingly, may invest in asset classes similar to those targeted by us. However, in certain instances due to regulatory, tax, investment, or other restrictions, certain investment opportunities may not be appropriate for either us or other funds managed by the Investment Adviser or its affiliates. For the three months ended September 30, 2021 and the period from January 15, 2021 (inception date) through September 30, 2021, $0.10 million of gross management fees, $0.07 million of net management fees, all of which were payable as of September 30, 2021. No incentive fees were accrued as of September 30, 2021.

Administration Agreement

On June 29, 2021, we entered into an administration agreement (the “Administration Agreement”) with Commonwealth Credit Advisors LLC, a Delaware limited liability company (in such capacity, the “Administrator”), under which the Administrator will provide administrative services for us, including arranging office facilities for us and providing office equipment and clerical, bookkeeping and recordkeeping services at such facilities. Under the Administration Agreement, the Administrator will also perform, or oversee the performance of, our required administrative services, which includes being responsible for the financial records which we are required to maintain and preparing reports to our stockholders and reports filed with the SEC and providing the services of our chief financial officer, chief compliance officer, and their respective staffs. In addition, the Administrator will assist us in determining and publishing our net asset value, overseeing the preparation and filing of tax returns and the printing and dissemination of reports to our stockholders and generally overseeing the payment of our expenses and the performance of administrative and professional services rendered to us by others. The Administrator may also provide on our behalf managerial assistance to our portfolio companies.

The Administrator has hired a third party sub-administrator to assist with the provision of administration services. For both the three months ended September 30, 2021 and the period January 15, 2021 (Inception Date) through September 30, 2021, the Company incurred $0.04 million in administrative service fees under the administration agreement, payable to the sub-administrator.

Co-Investment Relief

The 1940 Act generally prohibits BDCs from entering into negotiated co-investments with affiliates absent an order from the SEC. On August 2, 2021, the SEC granted the Company exemptive relief (the “Order”) that allows it to enter into certain negotiated co-investment transactions alongside other funds managed by the Adviser or its affiliates (“Affiliated Funds”) in a manner consistent with its investment objective, positions, policies, strategies, and restrictions as well as regulatory requirements and other pertinent factors, subject to compliance with the conditions of the Order. Pursuant to the Order, the Company is permitted to co-invest with its affiliates if a “, among other things, required majority” (as defined in Section 57(o) of the 1940 Act) of the Company’s independent directors make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the transactions, including the consideration to be paid, are reasonable and fair to the Company and the Company’s stockholders and do not involve overreaching in respect of the Company or the Company’s stockholders on the part of any person concerned, and (2) the transaction is consistent with the interests of the Company’s stockholders and is consistent with the Company’s investment objective and strategies. In addition, to the extent that our assets are treated as “plan assets” under ERISA, we will only co-invest in the same issuer with certain funds or entities managed by the Investment Adviser or its affiliates, so long as their and our respective investments are at the same level of such issuer’s capital structure; provided, that in no event will we co-invest with any other fund or entity in contravention of the 1940 Act.

Borrowings

We are only allowed to borrow money such that our asset coverage, which, as defined in the 1940 Act, measures the ratio of total assets less total liabilities not represented by senior securities to total borrowings, equals at least 150% after such borrowing, with certain limited exceptions. As a result, in addition to the foregoing 1940 Act restriction on leverage, we do not currently expect to borrow in excess of the lesser of 20% of our Aggregate Committed Capital and $130 million. We may in the future, though, determine to utilize a greater amount of leverage, including for investment purposes.

Goldman Credit Facility

On August 11, 2021, Commonwealth Credit Partners BDC, Inc. (the “Company”), entered into a Credit Agreement (together with the exhibits and schedules thereto, the ‘‘Goldman Credit Facility’’) as the borrower and Goldman Sachs Bank USA (“Goldman Sachs”) as the lender. The Goldman Credit Facility is structured as a revolving credit facility secured by the Capital Commitments of the Company’s subscribed investors and certain related assets.

The Goldman Credit Facility is uncommitted and matures on the earlier of (i) the date on which either the Company or Lender provide written notice of termination to the other party and (ii) the date that is 30 days prior to the last date on which the Company may issue capital drawdowns to its investors. Under the Goldman Credit Facility, the Company is permitted to borrow up to the lesser of $130 million and the Borrowing Base. The “Borrowing Base” is based upon the unfunded capital commitments of certain subscribed investors in the Company that have been approved by Goldman Sachs and meet certain criteria. The advance rate for such investors is currently 90% but may be subject to modification. The Goldman Credit Facility contains certain customary affirmative and negative covenants and events of default.

The Goldman Credit Facility bears interest at a rate of either LIBOR plus 2.70% per annum, Term SOFR plus 0.11448% plus 2.70% per annum, and the United States prime rate plus 1.70% per annum.

Contractual Obligations

The following table shows our payment obligations for repayment of debt and other contractual obligations as of September 30, 2021 (dollars in thousands):

	Total Aggregate Borrowing Capacity (1)	Total Principal Outstanding
Goldman Sachs Credit Facility	$130,000	$45,000

Total	$130,000	$45,000

(1)	As of September 30, 2021, we had $85.0 million in unused borrowing capacity under the Goldman Credit Facility, subject to borrowing base limits.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources.

Commitments

In the ordinary course of business, we may enter into future funding commitments. As of September 30, 2021, we had unfunded commitments on revolving credit lines of $2.4 million. We maintain sufficient financial resources to satisfy unfunded commitments, including cash on hand, undrawn capital commitments from our investors, and available borrowings to fund such unfunded commitments. Please refer to Note 6—Commitments and Contingencies in the notes to our consolidated financial statements for further detail of these unfunded commitments.

Significant Accounting Estimates and Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, we will evaluate our estimates, including those related to the matters described below. Actual results could differ from those estimates.

While our significant accounting policies are also described in Note 2 of notes to our financial statements appearing elsewhere in this report, we believe the following accounting policies require the most significant judgment in the preparation of our financial statements.

Valuation of Portfolio Investments

We will value our portfolio investments on a quarterly basis, or more frequently if required under the 1940 Act. For purposes of the 1940 Act, our Board is ultimately and solely responsible for determining the fair value of our portfolio investments on a quarterly basis in good faith, including investments that are not publicly traded, those whose market prices are not readily available and any other situation where our portfolio investments require a fair value determination. Security transactions are accounted for on a trade date basis.

To the extent (i) Benefit Plan Investors hold 25% or more of our outstanding Shares, and (ii) our Shares are not listed on a national securities exchange, one or more Valuation Agents will be engaged to independently value our investments, in consultation with the Investment Adviser. Our quarterly valuation procedures, which are the procedures that will be followed by such Valuation Agent to the extent (i) Benefit Plan Investors hold 25% or more of our outstanding Shares, and (ii) our Shares are not listed on a national securities exchange, are set forth in more detail below:

1)	Investments for which market quotations are readily available on an exchange are valued at such market quotations based on the closing price indicated from independent pricing services.

2)

Investments for which indicative prices are obtained from various pricing services and/or brokers or dealers are valued through a multi-step valuation process, as described below, to determine whether the quote(s) obtained is representative of fair value in accordance with GAAP.

a) Bond quotes are obtained through independent pricing services. Internal reviews are performed by the personnel of the Valuation Agent, in consultation with the investment professionals of the Investment Adviser, to ensure that the quote obtained is representative of fair value in accordance with GAAP and if so, the quote is used. If the Valuation Agent is unable to sufficiently validate the quote(s) internally and if the investment’s par value exceeds a certain materiality threshold, the investment is valued similarly to those assets with no readily available quotes (see (3) below); and

b) For investments other than bonds, the personnel of the Valuation Agent, in consultation with the investment professionals of the Investment Adviser, look at the number of quotes readily available and perform the following:

i) Investments for which two or more quotes are received from a pricing service are valued using the mean of the mean of the bid and ask of the quotes obtained. If a Markit quote differs from the Reuters quote by +/- five points or if the spread between the bid and ask for a quote is greater than 10 points, the personnel of the Valuation Agent, in consultation with the investment professionals of the Investment Adviser, will evaluate the reasonableness of the quote, and if the quote is determined to not be representative of fair value, the personnel of the Valuation Agent, in consultation with the investment professionals of the Investment Adviser, will use one or more of the methodologies outlined below to determine fair value;

ii) Investments for which one quote is received from a pricing service are validated by the Valuation Agent, in consultation with the investment professionals of the Investment Adviser. The personnel of the Valuation Agent, in consultation with the investment professionals of the Investment Adviser, analyze the market quotes obtained using an array of valuation methods (further described below) to validate the fair value. For assets where a supporting analysis is prepared, the Valuation Agent will document the selection and appropriateness of the indices selected for yield comparison and a conclusion documenting how the yield comparison analysis supports the proposed mark. The quarterly portfolio company monitoring reports which detail the qualitative and quantitative performance of the portfolio company will also be included. If the Valuation Agent, in consultation with the investment professionals of the Investment Adviser, is unable to sufficiently validate the quote internally and if the investment’s par value exceeds a certain materiality threshold, the investment is valued similarly to those assets with no readily available quotes (see (3) below).

3)	Investments for which quotations are not readily available through exchanges, pricing services, brokers, or dealers are valued through a multi-step valuation process:

a) Each portfolio company or investment is initially valued by the personnel of the Valuation Agent, in consultation with the investment professionals of the Investment Adviser; and

b) Preliminary valuation conclusions will then be documented and discussed with our senior management.

The income and market approaches were used in the determination of fair value of certain Level 3 assets as of September 30, 2021. The significant unobservable inputs used in the income approach are the discount rate or market yield used to discount the estimated future cash flows expected to be received from the underlying investment, which include both future principal and interest payments and any other end of term fees, as applicable. Included in the consideration and selection of discount rates are factors such as risk of default, interest rate risk, and changes in credit quality. The significant unobservable inputs used in the market approach are based on market comparable transactions and market multiples of publicly traded comparable companies.

For investments in revolving credit facilities and delayed draw commitments, the cost basis of the funded investments purchased is offset by any costs/netbacks received for any unfunded portion on the total balance committed. The fair value is also adjusted for the price appreciation or depreciation on the unfunded portion. As a result, the purchase of commitments not completely funded may result in a negative fair value until it is called and funded.

The values assigned to investments are based upon available information and do not necessarily represent amounts which might ultimately be realized, since such amounts depend on future circumstances and cannot be reasonably determined until the individual positions are liquidated. Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of our investments may fluctuate from period to period and the fluctuations could be material.

In the event Benefit Plan Investors do not hold 25% or more of our outstanding Shares, or our Shares are listed on a national securities exchange, then (i) personnel of the Investment Adviser will undertake the roles to be performed by the personnel of the Valuation Agent, as described above and (ii) if an investment falls into category (3) above for four consecutive quarters and if the investment’s par value or its fair value exceeds a certain materiality threshold, then at least once each fiscal year, the valuation for each portfolio investment for which we do not have a readily available market quotation will be reviewed by an independent valuation firm engaged by our Board.

For all valuations, the Valuation Committee of our Board, which consists solely of directors who are not “interested persons” of the Company, as such term is used under the 1940 Act (the “Independent Directors”), will review these preliminary valuations and our Board, a majority of whom are Independent Directors, will discuss the valuations and determine the fair value of each investment in the portfolio in good faith; provided, however, that to the extent our assets are treated as “plan assets” for purposes of ERISA, the Valuation Agent will determine valuations using only those valuation methodologies reviewed and approved by the Valuation Committee and our Board, and our Board will accept such valuations prepared by the Valuation Agent in accordance therewith.

Revenue Recognition

Interest Income

Investment transactions are accounted for on the trade date. Interest income, adjusted for amortization of premium and accretion of discount, is recorded on an accrual basis. Discount and premium on investments purchased are accreted/amortized over the expected life of the respective investment using the effective yield method. The amortized cost of investments represents the original cost adjusted for the accretion of discount and amortization of premium on investments.

Fee Income

Fee income, such as structuring fees, origination, closing, amendment fees, commitment, termination, and other upfront fees are generally non-recurring and are recognized as income when earned, either upon receipt or amortized into income. Upon the re-payment of a loan or debt security, any prepayment penalties and unamortized loan origination, structuring, closing, commitment, and other upfront fees are recorded as income.

Non-accrual

Investments may be placed on non-accrual status when principal or interest payments are past due and/or when there is reasonable doubt that principal or interest will be collected. Accrued interest is generally reversed when an investment is placed on non-accrual status. Interest payments received on non-accrual investments may be recognized as income or applied to principal depending upon management’s judgment of the ultimate outcome. Non-accrual investments are restored to accrual status when past due principal and interest is paid and, in management’s judgment, are likely to remain current.

Net Realized Gain or Loss and Net Change in Unrealized Gain or Loss

Gain or loss on the sale of investments is calculated using the specific identification method. The Company measures realized gain or loss by the difference between the net proceeds from the repayment or sale and the amortized cost basis of the investment, without regard to unrealized gain or loss previously recognized. Net change in unrealized gain or loss will reflect the change in portfolio investment values during the reporting period, including any reversal of previously recorded unrealized gain or loss, when a gain or loss is realized.

Organizational Expenses and Offering Costs

Organizational expenses consist of costs incurred to establish the Company and enable it legally to do business. Organizational costs are expensed as incurred. Offering costs consist of costs incurred in connection with the offering of Common Stock of the Company. Offering costs incurred for the period January 15, 2021 (Inception Date) through September 30, 2021 were $0.04 million. Offering costs are capitalized as a deferred charge and amortized to expense on a straight-line basis over 12 months from the Inception Date. As of September 30, 2021, Offering costs deferred were $0.13 million, and are recorded in Prepaid expenses and other assets on the Statement of Assets and Liabilities.

The Company will bear the organizational expenses and offering costs incurred in connection with the formation of the Company and the offering of shares of its Common Stock, including the out-of-pocket expenses of the Investment Adviser and its agents and affiliates. In addition, the Company will reimburse the Investment Adviser for the organizational expenses and offering costs it incurs on the Company’s behalf. For the three months ended September 30, 2021 and the period from January 15, 2021 (Inception Date) through September 30, 2021, the Company has incurred $0.24 million and $0.49 million of organizational costs, respectively. If actual organizational expenses and offering costs incurred exceed $0.75 million the Investment Adviser or its affiliate will bear the excess costs.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to certain financial market risks, such as interest rate fluctuations. In addition, U.S. and global capital markets and credit markets have experienced a higher level of stress due to the global COVID-19 pandemic, which has resulted in an increase in the level of volatility across such markets. Because we fund a portion of our investments with borrowings, our net investment income is affected by the difference between the rate at which we invest and the rate at which we borrow. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income. In connection with the COVID-19 pandemic, the U.S. Federal Reserve and other central banks have reduced certain interest rates and LIBOR has decreased. As of September 30, 2021, 100.0% of investments at fair value (excluding unfunded debt investments) represent floating-rate investments with a LIBOR floor and none of our investments at fair value represent fixed-rate investments. Additionally, our Goldman Credit Facility is also subject to floating interest rates and are currently paid based on floating LIBOR rates and prime interest rates.

The following table estimates the potential changes in net cash flow generated from interest income and expenses, should interest rates increase by 50, 100, or 200 basis points, or decrease by 25 basis points for the three months ended September 30, 2021.

Actual results could differ significantly from those estimated in the table.

Change in Interest Rates	Increase (Decrease) in Interest Income (in thousands)	Increase (Decrease) in Interest Expense (in thousands)	Net Increase (Decrease) in Net Investment Income (in thousands)
Down 25 basis points	$(8)	$(3)	$(5)
Up 100 basis points	34	10	$24
Up 200 basis points	68	20	$48
Up 300 basis points	102	31	$71

Because we may borrow money to make investments, our net investment income may be dependent on the difference between the rate at which we borrow funds and the rate at which we invest these funds. In periods of increasing interest rates, our cost of funds would increase, which may reduce our net investment income. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “1934 Act”) we evaluated, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the 1934 Act) as of September 30, 2021. Based on the foregoing evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of September 30, 2021, our disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level that we would meet our disclosure obligations.

Changes in internal control over financial reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the 1934 Act) that occurred during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

As of September 30, 2021, we are not currently subject to any material legal proceedings, nor, to our knowledge, is any material legal proceeding threatened against us. From time to time, we may be a party to certain legal proceedings in the ordinary course of business, including proceedings relating to the enforcement of our rights under loans to or other contracts with our portfolio companies. While the outcome of these legal proceedings cannot be predicted with certainty, we do not expect that these proceedings will have a material effect upon our financial statements.

ITEM 1A. RISK FACTORS

There have been no material changes from the risk factors previously disclosed in our registration statement on Form 10 filed with the SEC on July 6, 2021, as amended.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Previously disclosed by the Company on its current reports on Form 8-K.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following exhibits are filed as part of this report, or hereby incorporated by reference to exhibits previously filed with the SEC (and are numbered in accordance with Item 601 of Regulation S-K).

Exhibit Number	Description of Document

3.1	Amended and Restated Certificate of Incorporation(1)

3.2	By-Laws(2)

10.1	Credit Agreement, dated as of August 11, 2021, by and among Commonwealth Credit Partners BDC I, Inc., as borrower, and Goldman Sachs Bank USA, as lender, as the Facility B credit facility as part of the umbrella credit facility first entered into on June 14, 2021 by Goldman Sachs Bank USA and affiliates of Commonwealth Credit Partners BDC I, Inc.(3)

10.2	Amendment to Credit Agreement, dated as of September 27, 2021, by and among Commonwealth Credit Partners BDC I, Inc., as borrower, and Goldman Sachs Bank USA, as lender, as the Facility B credit facility as part of the umbrella credit facility first entered into on June 14, 2021 by Goldman Sachs Bank USA and affiliates of Commonwealth Credit Partners BDC I, Inc.(4)

31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14 (a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14 (a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S. C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S. C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.
(1)	Previously filed as Exhibit 3.1 to the Company’s Form 10 Registration Statement filed on July 6, 2021.
(2)	Previously filed as Exhibit 3.2 to the Company’s Form 10 Registration Statement filed on July 6, 2021.
(3)	Previously filed as Exhibit 10.1 to the Company’s Form 8-K filed on August 13, 2021.
(4)	Previously filed as Exhibit 10.1 to the Company’s Form 8-K filed on September 30, 2021.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Commonwealth Credit Partners BDC I, Inc.

Date: November 12, 2021	By:	/s/ Robert O’Sullivan
	Name:	Robert O’Sullivan
	Title:	Chief Executive Officer

Date: November 12, 2021	By:	/s/ Cecilio M. Rodriguez
	Name:	Cecilio M. Rodriguez
	Title:	Chief Financial Officer