Form 10-K
period 2021-12-31
Commonwealth Credit Partners BDC I, Inc.
filed 2022-03-25
CIK 1841514

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 814-01387

Commonwealth Credit Partners BDC I, Inc.

(Exact name of registrant as specified in its charter)

Delaware	86-3335466
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

525 Okeechobee Boulevard, Suite 1050, West Palm Beach, FL	33401
(Address of Principal Executive Offices)	(Zip Code)

(561) 727-2000

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	None	None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $0.001 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

There were 140,620 issued and outstanding shares of the issuer’s common stock, $.001 par value per share, on March 25, 2022.

Documents Incorporated by Reference

PART I

Item 1.	Business.

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

During any time that our underlying assets are considered for purposes of the Employee Retirement Income Security Act of 1974, as amended (“ERISA”) and Section 4975 of the Code, to be assets of employee benefit plans and other plans that purchase our shares (the “Common Stock” or “Shares”), our investments and the activities of the Investment Adviser will be subject to and, in certain cases, limited by, such laws. Accordingly, all investors should carefully read “ERISA Considerations.”

The Investment Adviser

Commonwealth Credit Advisors LLC (the “Investment Adviser”) manages the Company’s investment activities. The Investment Adviser is a Delaware limited liability company that is registered as an investment adviser with the Securities and Exchange Commission (the “SEC”) under the Investment Advisers Act of 1940, as amended (the “Advisers Act”). The Investment Adviser manages our day-to-day operations and provides us with investment advisory and management services pursuant to the investment advisory and management agreement (the “Investment Advisory Agreement”) by and between the Investment Adviser and us. In particular, the Investment Adviser is responsible for identifying investment opportunities, conducting research and due diligence on prospective investments, structuring our investments and monitoring and servicing our investments. Furthermore, pursuant to the Investment Advisory Agreement, the Investment Adviser may also provide certain administrative services to the Company not otherwise provided by the Administrator (as defined below).

The Investment Adviser is an affiliate of Comvest Capital Advisors, LLC and Comvest Credit Advisors LLC (collectively, “Comvest Partners”), which manages the Comvest Credit Partners family of private funds. The Investment Adviser has entered into a Resource Sharing Agreement (the “Resource Sharing Agreement”) with Comvest Credit Advisors LLC, pursuant to which Comvest Credit Advisors LLC will provide the Investment Adviser with investment professionals and access to the resources of Comvest Partners so as to enable the Investment Adviser to fulfill its obligations under the Investment Advisory Agreement. Through the Resource Sharing Agreement, the Investment Adviser intends to capitalize on the deal origination, credit underwriting, due diligence, investment structuring, execution, portfolio management and monitoring experience of Comvest Partners’ investment professionals. There can be no assurance that Comvest Partners will perform its obligations under the Resource Sharing Agreement. The Resource Sharing Agreement may be terminated by either party on 60 days’ notice, which if terminated may have a material adverse consequence on the Company’s operations.

The Administrator

Commonwealth Credit Advisors LLC (the “Administrator”), also provides administrative services for us, including arranging office facilities for us and providing office equipment and clerical, bookkeeping and recordkeeping services at such facilities. Under the Administration Agreement, the Administrator performs, or oversees the performance of, our required administrative services, which includes being responsible for the financial records which we are required to maintain and preparing reports to our Stockholders and reports filed with the SEC and providing the services of our chief financial officer and their respective staffs. In addition, the

Administrator assists us in determining and publishing our net asset value, overseeing the preparation and filing of tax returns and the printing and dissemination of reports to our Stockholders, and generally overseeing the payment of our expenses and the performance of administrative and professional services rendered to us by others. The Administrator may also provide on our behalf managerial assistance to our portfolio companies.

Because (i) “benefit plan investors”, as defined in Section 3(42) of ERISA, and any regulations promulgated thereunder (“Benefit Plan Investors”), currently hold 25% or more of our outstanding shares, and (ii) our shares are not listed on a national securities exchange, our Administrator outsources certain administrative functions, including those relating to the valuation of our investment portfolio to one or more unaffiliated third-parties (“Valuation Agents”) to independently value our investments, in consultation with the Investment Adviser. In addition, our Administrator is not entitled to reimbursement for our allocable portion of the compensation of, or other expenses pertaining to, any personnel employed by the Administrator or any of its affiliates that may perform services for us, including our chief financial officer and their respective staffs. Nor is the Administrator entitled to reimbursement for our allocable portion of its overhead expenses. In the event (i) Benefit Plan Investors do not hold 25% or more of our outstanding shares, or (ii) our shares are listed on a national securities exchange, we will reimburse the Administrator for the allocable portion of overhead and other expenses incurred by it in performing its obligations to us, including the compensation of our chief financial officer and their respective staffs.

Competition

We compete for investments with a number of BDCs and investment funds (including private equity and hedge funds), as well as traditional financial services companies such as commercial banks and other sources of financing. Many of these entities have greater financial and managerial resources than we do. We believe we are able to be competitive with these entities primarily on the basis of the experience and contacts of our management team, our investment analysis and decision-making processes, the investment terms we offer, the model that we employ to perform our due diligence and our model of investing in companies and industries we know well.

We believe that some of our competitors may make investments with interest rates and returns that are comparable to or lower than the rates and returns that we target. Therefore, we do not seek to compete solely on the interest rates and returns that we offer to potential portfolio companies. For additional information concerning the competitive risks we face, see Item 1A.—Risk Factors in this Annual Report on Form 10-K.

Investment Objective and Strategy

Our investment objective is to generate current income and capital appreciation primarily by investing in middle-market companies with EBITDA generally between $10 million and $50 million. Targeted borrowers operate within a wide range of industries, although we focus on industries in which the Investment Adviser and its affiliates have experience and access to operating resources. Borrowers may be both sponsored (private-equity owned) businesses and non-sponsored businesses and are expected to be predominantly privately owned businesses.

We target investments primarily structured as senior secured credit facilities and, to a lesser extent, junior credit facilities. The Investment Adviser seeks collateral packages in connection with the Company’s secured investments that generally include liens on the borrower’s assets and a pledge of the borrower’s stock. In addition, the Company seeks investment structures that include covenant packages that measure the borrower’s key performance metrics. Loans will typically mature in three to five years and may contain scheduled amortization payments and/or mandatory excess cash flow payments to reduce exposure and risk over the life of the investment.

Portfolio

As of December 31, 2021, the Company’s top five industry concentrations were Consumer Durables & Apparel, Commercial & Professional Services, Consumer Services, Health Care Technology, and Media. At December 31, 2021, our portfolio consisted of 10 portfolio companies and was invested 98.2% in first lien loans and 1.8% in equities. The fair value of our investments was approximately $138.5 million at December 31, 2021.

The following table shows our portfolio and investment activity for the period January 15, 2021 (Inception Date) through December 31, 2021:

(in millions)	Year Ended December 31, 2021
New investments in 10 portfolio companies	$141.6
Debt repayments in existing portfolio companies	(0.4)
Sales of securities in portfolio companies	(3.4)
Change in unrealized gain on portfolio companies	0.8
Change in unrealized loss on portfolio companies	(0.2)

The following summarizes our portfolio company investments and the industries in which we were invested as of December 31, 2021, calculated as a percentage of fair value as of December 31, 2021:

Portfolio Company	December 31, 2021 Percent of Total Investments at Fair Value
Abea Acquisition, Inc.	8.6%
AccessOne Medcard, Inc.	9.5
Aurora Solutions LLC	7.0
Kent Water Sports Holdings, LLC	9.7
One Care Media, LLC	9.2
PJW Ultimate Holdings, LLC	8.1
Rushmore Intermediate, LLC	9.0
S4T Holdings Corp.	18.7
Whitestone Home Furnishings, LLC	11.2
Wilnat, Inc.	9.0

Total	100.0%

Industry	December 31, 2021 Percent of Total Investments at Fair Value
Consumer Durables & Apparel	20.9%
Commercial & Professional Services	18.7
Consumer Services	16.7
Health Care Technology	9.5
Media	9.2
Capital Goods	9.0
Health Care Equipment & Services	9.0
Diversified Financials	7.0

100.0%

Certain Limitations on Investments

Our underlying assets are considered for purposes of ERISA and Section 4975 of the Code to be assets of certain employee benefit plans and other plans that purchase shares. For as long as our assets are considered to be plan assets of such plans, our investments and the activities of the Investment Adviser will be subject to and, in certain cases, limited by, such laws. Accordingly, all investors should carefully read “ERISA Considerations.”

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

Loan Rating	Summary Description
1	Investments that are performing at or above expectations. No issues or foreseen issues on performance, covenants, liquidity, etc. The credit is expected to be repaid at maturity through available cash flow or to be refinanced.

2	Investments that are performing substantially within our expectations, with the risks remaining neutral or favorable. All new loans are initially rated 2. The credit is expected to be repaid at maturity through available cash flow or to be refinanced by a third party.

3	Investments that are performing below our expectations and that require closer monitoring, but where we expect no loss of investment return or principal.

4	Investments that are performing below our expectations and for which risk has increased materially since the original investment. There is a probability of some loss of investment return, but no loss of principal is expected.

5	Investments that are performing substantially below our expectations and whose risks have increased substantially since the original investment. Typically, the borrower will be in payment default, or the loan will have been modified to address a default.

6	Investments that are performing poorly; it is unlikely that the enterprise or asset values currently exceed the debt and/or material reduction in enterprise value is reasonably foreseen.

The following table shows the distribution of our investments on the 1 to 6 investment rating scale at fair value as of December 31, 2021:

(in millions)	As of December 31, 2021
Investment Rating	Cost	Percent	Fair Value	Percent
Investment Rating 1	$—	—%	—	—%
Investment Rating 2	137.9	100.0%	138.5	100.0%
Investment Rating 3	—	—%	—	—%
Investment Rating 4	—	—%	—	—%
Investment Rating 5	—	—%	—	—%
Investment Rating 6	—	—%	—	—%

	$137.9	100.0%	$138.5	100.0%

As of December 31, 2021, all investments in our portfolio had an Investment Rating of 2.

Exit Strategies/Refinancing

We expect to exit our investments typically through one of four scenarios: (i) the sale of the portfolio company itself, resulting in repayment of all outstanding debt, (ii) the recapitalization of the portfolio company in which our loan is replaced with debt or equity from a third party or parties (in some cases, we may choose to participate in the newly issued loan(s), (iii) the repayment of the initial or remaining principal amount of our loan then outstanding at maturity or (iv) our sale of the debt investment. In some investments, there may be scheduled amortization of some portion of our loan which would result in a partial exit of our investment prior to the maturity of the loan.

Valuation of Portfolio Securities

At all times consistent with accounting principles generally accepted in the United States of America (“GAAP”), the 1940 Act and ERISA, if applicable, we will conduct a valuation of our assets, pursuant to which our net asset value is determined.

We value our assets on a quarterly basis, or more frequently if required under the 1940 Act. In all cases, our Board is ultimately and solely responsible for determining the fair value of our portfolio investments on a quarterly basis in good faith, including investments that are not publicly traded, those whose market prices are not readily available and any other situation where our portfolio investments require a fair value determination. Security transactions are accounted for on a trade date basis. Because (i) Benefit Plan Investors hold 25% or more of our outstanding shares, and (ii) our shares are not listed on a national securities exchange, one or more Valuation Agents independently value our investments, in consultation with the Investment Adviser. Our quarterly valuation procedures, which are the procedures that will be followed by such Valuation Agent, are set forth in more detail below:

(1) Investments for which market quotations are readily available on an exchange are valued at such market quotations based on the closing price indicated from independent pricing services.

(2) Investments for which indicative prices are obtained from various pricing services and/or brokers or dealers are valued through a multi-step valuation process, as described below, to determine whether the quote(s) obtained is representative of fair value in accordance with GAAP.

a. Bond quotes are obtained through independent pricing services. Internal reviews are performed by the personnel of the Valuation Agent, in consultation with the investment professionals of the Investment Adviser, to ensure that the quote obtained is representative of fair value in accordance with GAAP and, if so, the quote is used. If the Valuation Agent is unable to sufficiently validate the quote(s) internally and if the investment’s par value exceeds a certain materiality threshold, the investment is valued similarly to those assets with no readily available quotes (see (3) below); and

b. For investments other than bonds, the personnel of the Valuation Agent, in consultation with the investment professionals of the Investment Adviser, look at the number of quotes readily available and perform the following:

i. Investments for which two or more quotes are received from a pricing service are valued using the mean of the mean of the bid and ask of the quotes obtained. If quotes from pricing services differ by +/- 5% or if the spread between the bid and ask for a quote is greater than 10%, the personnel of the Valuation Agent, in consultation with the investment professionals of the Investment Adviser, will evaluate the reasonableness of the quote, and if the quote is determined to not be representative of fair value, the personnel of the Valuation Agent, in consultation with the investment professionals of the Investment Adviser, will use one or more of the methodologies outlined below to determine fair value; and

ii. Investments for which one quote is received from a pricing service are validated by the Valuation Agent, in consultation with the investment professionals at the Investment Adviser. The personnel of the Valuation Agent, in consultation with the investment professionals of the Investment Adviser, analyze the market quotes obtained using an array of valuation methods (further described below) to validate the fair value. For assets where a supporting analysis is prepared, the Valuation Agent will document the selection and appropriateness of the indices selected for yield comparison and a conclusion documenting how the yield comparison analysis supports the proposed mark. The quarterly portfolio company monitoring reports which detail the qualitative and quantitative performance of the portfolio company will also be included. If the Valuation Agent, in consultation with the investment professionals at the Investment Adviser, is unable to sufficiently validate the quote internally and if the investment’s par value exceeds a certain materiality threshold, the investment is valued similarly to those assets with no readily available quotes (see (3) below).

(3) Investments for which quotations are not readily available through exchanges, pricing services, brokers, or dealers are valued through a multi-step valuation process:

a. Each portfolio company or investment is initially valued by personnel of the Valuation Agent, in consultation with the investment professionals of the Investment Adviser; and

b. Preliminary valuation conclusions will then be documented and discussed with the Company’s senior management.

For investments in revolving credit facilities and delayed draw commitments, the cost basis of the funded investments purchased is offset by any costs/netbacks received for any unfunded portion on the total balance committed. The fair value is also adjusted for the price appreciation or depreciation on the unfunded portion. As a result, the purchase of a commitment not completely funded may result in a negative fair value until it is called and funded.

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

In the event Benefit Plan Investors do not hold 25% or more our outstanding shares, or our shares are listed on a national securities exchange, then (i) personnel of the Investment Adviser will undertake the roles to be performed by the personnel of the Valuation Agent, as described above and (ii) if an investment falls into category (3) above for four consecutive quarters and the investment’s par value or its fair value exceeds a certain materiality threshold, then at least once each fiscal year, the valuation for each portfolio investment for which we do not have a readily available market quotation will be reviewed by an independent valuation firm engaged by our Board.

For all valuations, the valuation committee of our Board (the “Valuation Committee”), which consists solely of directors who are not “interested persons” of us, as such term is used under the 1940 Act (the “Disinterested Directors”), will review these preliminary valuations and our Board, a majority of whom are Disinterested Directors, will discuss the valuations and determine the fair value of each investment in the portfolio in good faith; provided, however, because our assets from time to time may be, and are presently, treated as “plan assets” for purposes of ERISA, the Valuation Agent will determine valuations using only those valuation methodologies reviewed and approved by the Valuation Committee and our Board, and our Board will accept such valuations prepared by the Valuation Agent in accordance therewith.

Regulation as a Business Development Company

A BDC must be organized in the United States for the purpose of investing in or lending to primarily private companies and making significant managerial assistance available to them. As with other companies regulated by the 1940 Act, a BDC must adhere to certain substantive regulatory requirements. Recent legislation introduced in the U.S. House of Representatives, if passed, would modify certain sections of the 1940 Act applicable to BDCs.

SEC Reporting

The Company is subject to the reporting requirements of the Exchange Act, which includes annual and periodic reporting requirements.

Governance

The Company is a corporation and, as such, is governed by a board of directors. The directors are subject to removal by holders of a majority of the Company’s outstanding voting securities. The 1940 Act requires that a majority of the Company’s directors be persons other than “interested persons,” as that term is defined in the 1940 Act. In addition, the 1940 Act provides that the Company may not change the nature of its business so as to cease to be, or to withdraw its election as, a BDC unless approved by the holders of a majority of the outstanding voting securities.

1940 Act Ownership Restrictions

The Company does not intend to acquire securities issued by any investment company that exceed the limits imposed by the 1940 Act. Under these limits, except for registered money market funds, a BDC generally cannot acquire more than 3% of the voting stock of any investment company, invest more than 5% of the value of its total assets in the securities of one investment company or invest more than 10% of the value of its total assets in the securities of investment companies in the aggregate. Subject to certain exemptive rules, including Rule 12d1-4, the Company may, subject to certain conditions, invest in other investment companies in excess of such thresholds.

Qualifying Assets

We may invest up to 100% of our assets in securities acquired directly from, and/or loans originated directly to, issuers in privately-negotiated transactions.

Under the 1940 Act, a BDC may not acquire any asset other than assets of the type listed in section 55(a) of the 1940 Act, which are referred to as qualifying assets, unless, at the time the acquisition is made and after giving effect to such acquisition, qualifying assets represent at least 70% of the BDC’s total assets. The principal categories of qualifying assets relevant to the Company’s business are the following:

•

Securities purchased in transactions not involving any public offering from the issuer of such securities, which issuer (subject to certain limited exceptions) is an “eligible portfolio company” (as defined in the 1940 Act), or from any person who is, or has been during the preceding 13 months, an affiliated person of an eligible portfolio company, or from any other person, subject to such rules as may be prescribed by the SEC. An eligible portfolio company is defined in the 1940 Act as any issuer which:

•	is organized under the laws of, and has its principal place of business in, the United States;

•

is not an investment company (other than a small business investment company wholly owned by the Company) or a company that would be an investment company but for certain exclusions under the 1940 Act; and

•	satisfies any of the following:

•	has an equity capitalization of less than $250 million or does not have any class of securities listed on a national securities exchange;

•

is controlled by a BDC or a group of companies including a BDC, the BDC actually exercises a controlling influence over the management or policies of the eligible portfolio company, and, as a result thereof, the BDC has an affiliated person who is a director of the eligible portfolio company; or

•	is a small and solvent company having total assets of not more than $4 million and capital and surplus of not less than $2 million.

•	Securities of any eligible portfolio company that the Company controls.

•

Securities purchased in a private transaction from a U.S. issuer that is not an investment company or from an affiliated person of the issuer, or in transactions incident thereto, if the issuer is in bankruptcy and subject to reorganization or if the issuer, immediately prior to the purchase of its securities was unable to meet its obligations as they came due without material assistance other than conventional lending or financing arrangements.

•

Securities of an eligible portfolio company purchased from any person in a private transaction if there is no ready market for such securities and the Company already owns 60% of the outstanding equity of the eligible portfolio company.

•	Securities received in exchange for or distributed on or with respect to securities described above, or pursuant to the exercise of options, warrants or rights relating to such securities.

•	Cash, cash equivalents, “U.S. Government securities” (as defined in the 1940 Act) or high-quality debt securities maturing in one year or less from the time of investment.

Limitations on Leverage

As a BDC, we are only allowed to borrow money such that our asset coverage, which, as defined in the 1940 Act, measures the ratio of total assets less total liabilities not represented by senior securities to total borrowings, equals at least 150% after such borrowing, with certain limited exceptions.

Managerial Assistance to Portfolio Companies

A BDC must be operated for the purpose of making investments in the types of securities described in “Qualifying Assets” above. However, in order to count portfolio securities as qualifying assets for the purpose of the 70% test, the BDC must either control the issuer of the securities or must offer to make available to the issuer of the securities (other than small and solvent companies described above) significant managerial assistance. Where the BDC purchases such securities in conjunction with one or more other persons acting together, the BDC will satisfy this test if one of the other persons in the group makes available such managerial assistance. Making available managerial assistance means, among other things, any arrangement whereby the BDC, through its directors, officers or employees, offers to provide, and, if accepted, does so provide, significant guidance and counsel concerning the management, operations or business objectives and policies of a portfolio company.

Temporary Investments

As a BDC, pending investment in other types of “qualifying assets,” as described above, our investments may consist of cash, cash equivalents, U.S. Government securities or high-quality debt securities maturing in one year or less from the time of investment, which are referred to, collectively, as temporary investments, such that at least 70% of our assets are qualifying assets. Typically, we will invest in highly rated commercial paper, U.S. Government agency notes, U.S. Treasury bills or in repurchase agreements relating to such securities that are fully collateralized by cash or securities issued by the U.S. Government or its agencies. A repurchase agreement involves the purchase by a Stockholder, such as the Company, of a specified security and the simultaneous agreement by the seller to repurchase it at an agreed-upon future date and at a price that is greater than the purchase price by an amount that reflects an agreed-upon interest rate. There is no percentage restriction on the proportion of our assets that may be invested in such repurchase agreements. However, certain diversification tests in order to qualify as a RIC for federal income tax purposes will typically require us to limit the amount we invest with any one counterparty.

Senior Securities

As a corporation, the Company will be permitted, under specified conditions, to issue multiple classes of indebtedness and one class of stock senior to its common stock if the Company’s asset coverage, as defined in the 1940 Act, is at least equal to 150% for indebtedness and 200% for preferred equity immediately after each such issuance. In addition, while any preferred stock or publicly traded debt securities are outstanding, the Company may be prohibited from making distributions to its Stockholders or the repurchasing of such securities or shares unless it meets the applicable asset coverage ratios at the time of the distribution or repurchase. The Company may also borrow amounts up to 5% of the value of its total assets for temporary or emergency purposes without regard to asset coverage. For a discussion of the risks associated with leverage, see “Item 1A. Risk Factors.” The 1940 Act imposes limitations on a BDC’s issuance of preferred shares, which are considered “senior securities” subject to the 200% asset coverage requirement described above. In addition, (i) preferred shares must have the same voting rights as the common Stockholders (one share one vote); and (ii) preferred Stockholders must have the right, as a class, to appoint directors to the Board.

Code of Ethics

As a BDC, the Company and the Investment Adviser must adopt a code of ethics pursuant to Rule 17j-1 under the 1940 Act that establishes procedures for personal investments and restricts certain personal securities transactions. Personnel subject to each code may invest in securities for their personal investment accounts, including securities that may be purchased or held by the Company, so long as such investments are made in accordance with the code’s requirements.

Anti-Takeover Measures

State corporate law as well as the Company’s Certificate of Incorporation and bylaws will include provisions that could have the effect of limiting the ability of other entities or persons to acquire control of the Company by means of a tender offer, proxy contest or otherwise or to change the composition of the Company’s Board. These provisions are expected to discourage certain coercive takeover practices and inadequate takeover bids and to encourage persons seeking to acquire control of the Company to negotiate first with the Board. These measures, however, may delay, defer or prevent a transaction or a change in control that might otherwise be in the best interests of the Company’s Stockholders and could have the effect of depriving Stockholders of an opportunity to sell their Shares at a premium over prevailing market prices. Such attempts could have the effect of increasing the Company’s expenses and disrupting its normal operation. Unless or until the consummation of an IPO, the Company will continue its investment activities and operations as a privately held BDC whose shares are subject to transfer restrictions as further described in see “Item 11. Description of Registrant’s Securities to be Registered—Transferability of Shares.” Accordingly, these anti-takeover measures will have limited practical effect until such time as the Company consummates an IPO.

Compliance Policies and Procedures and Other Considerations

As a BDC, the Company will not generally be able to issue and sell its common stock at a price below net asset value per share. It may, however, issue and sell its common stock, at a price below the current net asset value of the common stock, or issue and sell warrants, options or rights to acquire such common stock, at a price below the current net asset value of the common stock if the Company’s Board determines that such sale is in the Company’s best interest and in the best interests of its Stockholders, and its Stockholders have approved the policy and practice of making such sales within the preceding 12 months. In any such case, the price at which the securities are to be issued and sold may not be less than a price that, in the determination of the Board, closely approximates the market value of such securities.

As a BDC, the Company expects to be periodically examined by the SEC for compliance with the 1940 Act.

As a BDC, the Company is required to provide and maintain a bond issued by a reputable fidelity insurance company to protect the Company against larceny and embezzlement.

The Investment Adviser has relief from registration with the CFTC as a CPO with respect to the Company, and the Investment Adviser is exempt from registration with the CFTC as a CTA with respect to the Company and will therefore not be required to provide Stockholders with certified annual reports and other disclosure documents that satisfy the requirements of CFTC rules applicable to registered CPOs and CTAs.

The Company and the Investment Adviser has implemented written policies and procedures reasonably designed to detect and prevent violation of the federal securities laws. As a BDC, the Company will be required to review these compliance policies and procedures annually for their adequacy and the effectiveness of their implementation and designate a chief compliance officer to be responsible for administering the policies and procedures.

Sarbanes-Oxley Act of 2002

The Sarbanes-Oxley Act imposes a wide variety of regulatory requirements on publicly-held companies and their insiders. Many of these requirements will affect the Company. For example:

•	pursuant to Rule 13a-14 of the Exchange Act, the Chief Executive Officer and Chief Financial Officer must certify the accuracy of the financial statements contained in the Company’s periodic reports;

•	pursuant to Item 307 of Regulation S-K, the Company’s periodic reports must disclose the Company’s conclusions about the effectiveness of the Company’s disclosure controls and procedures;

•

pursuant to Rule 13a-15 of the Exchange Act, the Company’s management must prepare an annual report regarding its assessment of the Company’s internal control over financial reporting and (once the Company ceases to be an emerging growth company under the JOBS Act or, if later, for the year following the Company’s first annual report required to be filed with the SEC) must obtain an audit of the effectiveness of internal control over financial reporting performed by the Company’s independent registered public accounting firm; and

•

pursuant to Item 308 of Regulation S-K and Rule 13a-15 of the Exchange Act, the Company’s periodic reports must disclose whether there were significant changes in the Company’s internal controls over financial reporting or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

The Sarbanes-Oxley Act requires the Company to review the Company’s current policies and procedures to determine whether the Company will comply with the Sarbanes-Oxley Act and the regulations promulgated thereunder. The Company will continue to monitor the Company’s compliance with all regulations that are adopted under the Sarbanes-Oxley Act and will take actions necessary to ensure that the Company is in compliance therewith.

Proxy Voting Policies and Procedures

The Company has delegated proxy voting responsibility to the Investment Adviser. As a fiduciary, the Investment Adviser has a duty to monitor corporate events and to vote proxies (in accordance with applicable law, including ERISA), as well as a duty to cast votes in the best interest of the Company and not to subrogate Company interests to its own interests. To meet its fiduciary obligations, the Investment Adviser seeks to ensure that it votes proxies in the best interest of the Company, and the Investment Adviser’s proxy voting policy addresses how the Investment Adviser will resolve any conflict of interest that may arise when voting proxies. The Investment Adviser’s proxy voting policy attempts to generalize a complex subject and the Investment Adviser may, from time to time, determine that it is in the best interests of the Company to depart from specific policies described therein.

The Investment Adviser is responsible for processing all proxy notifications received by the Investment Adviser. All proxy voting requests received are forwarded to the appropriate contact person at the Investment Adviser that is responsible for monitoring the issuer. The appropriate contact person at the Investment Adviser communicates the proxy voting decision to the Investment Adviser. The Investment Adviser shall keep a record of its proxy voting policies and procedures, proxy statements received and votes cast, in accordance with its record keeping policies. The trade operations department is responsible for maintaining records with respect to proxy voting.

Reporting Obligations

The Company is required to comply with periodic reporting requirements under the Exchange Act, and, will make available to Stockholders annual reports containing audited financial statements, quarterly reports on Form 10-Q, and such other reports as the Company determines to be appropriate or as may be required by law.

Stockholder reports and other information about the Company are available by contacting the Company and on the EDGAR Database on the SEC’s Internet site at http://sec.report and copies of this information may be obtained, after paying a duplicating fee, by electronic request at the following E-mail address: publicinfo@sec.gov.

Taxation as a Regulated Investment Company

We have elected to be treated and intend to comply with the requirements to qualify annually as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”) for each taxable year beginning with the year in which we become effective as a BDC. As a RIC, we generally will not pay corporate-level U.S. federal income taxes on any net ordinary income or capital gains that we timely distribute to our stockholders as dividends. Rather, dividends distributed by us generally are taxable to our stockholders, and any net operating losses, foreign tax credits and other tax attributes of ours generally do not pass through to our stockholders, subject to certain exceptions and special rules for certain items such as net capital gains and qualified dividend income recognized by us.

To qualify as a RIC, we must, among other things, meet certain source-of-income and asset diversification requirements (as described below). In addition, to be eligible to be taxed as a RIC, we must timely distribute to our stockholders, for each taxable year, at least 90.0% of our “investment company taxable income”, which is generally our net ordinary income plus the excess of realized net short-term capital gains over realized net long-term capital losses (the “Annual Distribution Requirement”).

If we continue to qualify as a RIC and satisfy the Annual Distribution Requirement, we will not be subject to U.S. federal income tax on the portion of our income that is timely distributed (or is deemed to be timely distributed) to our stockholders. If we fail to qualify as a RIC, we will be subject to U.S. federal income tax at the regular corporate rates on our income and capital gains.

We will be subject to a 4.0% nondeductible U.S. federal excise tax on certain undistributed income unless we distribute in a timely manner an amount at least equal to the sum of (1) 98.0% of our net ordinary income for each calendar year, (2) 98.2% of our capital gain net income for the one-year period ending October 31 in that calendar year and (3) any ordinary income and capital gain net income that we recognized in preceding years, but were not distributed during such years, and on which we did not pay corporate-level U.S. federal income tax, in preceding years (the “Excise Tax Avoidance Requirement”). While we intend to make distributions to our stockholders in each taxable year that will be sufficient to avoid any U.S. federal excise tax on our earnings, there can be no assurance that we will be successful in entirely avoiding this tax.

In order to qualify as a RIC for U.S. federal income tax purposes, we must, among other things:

•	continue to qualify as a BDC under the 1940 Act at all times during each taxable year;

•

derive in each taxable year at least 90.0% of our gross income from dividends, interest, payments with respect to loans of certain securities, gains from the sale of stock or other securities or foreign currencies, net income from certain “qualified publicly traded partnerships”, or other income derived with respect to our business of investing in such stock or securities (the “90% Income Test”); and

•	diversify our holdings so that at the end of each quarter of the taxable year:

•

at least 50.0% of the value of our assets consists of cash, cash equivalents, U.S. government securities, securities of other RICs, and other securities if such other securities of any one issuer do not represent more than 5.0% of the value of our assets or more than 10.0% of the outstanding voting securities of the issuer; and

•

no more than 25.0% of the value of our assets is invested in the securities, other than U.S. government securities or securities of other RICs, of: (1) one issuer, (2) two or more issuers that are controlled, as determined under applicable Code rules, by us and that are engaged in the same or similar or related trades, or (3) businesses or of certain “qualified publicly traded partnerships” (the “Diversification Tests”).

A RIC is limited in its ability to deduct expenses in excess of its “investment company taxable income” (which is, generally, ordinary income plus the excess of realized net short-term capital gains over realized net long-term capital losses). If our expenses in a given year exceed our investment company taxable income, we would experience a net operating loss for that year. However, a RIC is not permitted to carry forward net operating losses to subsequent years and such net operating losses do not pass through to its stockholders. In addition, expenses can be used only to offset investment company taxable income, not net capital gains. A RIC may not use any net capital losses (that is, realized capital losses in excess of realized capital gains) to offset the RIC’s investment company taxable income, but may carry forward such losses, and use them to offset capital gains, indefinitely. Due to these limits on the deductibility of expenses and net capital losses, we may for tax purposes have aggregate taxable income for several years that we are required to distribute and that is taxable to its stockholders even if such income is greater than the aggregate net income we actually earned during those years.

For U.S. federal income tax purposes, we may be required to include in our taxable income certain amounts that we have not yet received in cash. For example, if we hold debt obligations that are treated under applicable tax rules as having original issue discount (such as debt instruments with PIK interest or, in certain cases, increasing interest rates or issued with warrants), we must include in our taxable income in each year the portion of the original issue discount that accrues over the life of the obligation, regardless of whether cash representing such income is received by us in the same taxable year. We may also have to include in our taxable income other amounts that we have not yet received in cash, such as accruals on a contingent payment debt instrument or deferred loan origination fees that are paid after origination of the loan or are paid in non-cash compensation such as warrants or stock. Because original issue discount or other amounts accrued will be included in our investment company taxable income for the year of accrual and before we receive any corresponding cash payments, we may be required to make a distribution to our stockholders in order to satisfy the Annual Distribution Requirement, even though we would not have received any corresponding cash payment.

Accordingly, to enable us to satisfy the Annual Distribution Requirement, we may need to sell some of our assets at times and/or at prices that we would not consider advantageous, we may need to raise additional equity or debt capital or we may need to forego new investment opportunities or otherwise take actions that are disadvantageous to our business (or be unable to take actions that are advantageous to our business). If we are unable to obtain cash from other sources to enable us to satisfy the Annual Distribution Requirement, we may fail to qualify for the U.S. federal income tax benefits allowable to RICs and, thus, become subject to a corporate level U.S. federal income tax (and any applicable state and local taxes).

We may be prevented by financial covenants contained in our debt financing agreements, if any, from making distributions to our stockholders. In addition, under the 1940 Act, we are generally not permitted to make distributions to our stockholders while our debt obligations and other senior securities are outstanding unless certain “asset coverage” tests are met. See “—Senior Securities”, below. Limits on distributions to our stockholders may prevent us from satisfying the Annual Distribution Requirement and, therefore, may jeopardize our qualification for taxation as a RIC or subject us to the 4.0% U.S. federal excise tax.

Although we do not presently expect to do so, we may borrow funds and sell assets in order to make distributions to our stockholders that are sufficient for us to satisfy the Annual Distribution Requirement. However, our ability to dispose of assets may be limited by (1) the illiquid nature of our portfolio and/or (2) other requirements relating to our status as a RIC, including the Diversification Tests. If we dispose of assets in order to meet the Annual Distribution Requirement or the Excise Tax Avoidance Requirement, we may make such dispositions at times that, from an investment standpoint, are not advantageous.

Under the 1940 Act, we are not permitted to make distributions to our stockholders while our debt obligations and other senior securities are outstanding unless certain “asset coverage” tests are met. If we are prohibited from making distributions, we may fail to qualify for tax treatment as a RIC and become subject to tax as an ordinary corporation.

Certain of our investment practices may be subject to special and complex U.S. federal income tax provisions that may, among other things: (i) disallow, suspend or otherwise limit the allowance of certain losses or deductions; (ii) convert long-term capital gain into short-term capital gain or ordinary income; (iii) convert an ordinary loss or a deduction into a capital loss (the deductibility of which is more limited); (iv) cause us to recognize income or gain without a corresponding receipt of cash; (v) adversely affect the time as to when a purchase or sale of securities is deemed to occur; (vi) adversely alter the characterization of certain complex financial transactions; and (vii) produce income that will not be qualifying income for purposes of the 90% income test described above. We will monitor our transactions and may make certain tax decisions in order to mitigate the potential adverse effect of these provisions.

Foreign exchange gains and losses realized by us in connection with certain transactions involving non-dollar debt securities, certain foreign currency futures contracts, foreign currency option contracts, foreign currency forward contracts, foreign currencies, or payables or receivables denominated in a foreign currency are subject to Code provisions that generally treat such gains and losses as ordinary income and losses and may affect the amount, timing and character of distributions to our stockholders. Any such transactions that are not directly related to our investment in securities (possibly including speculative currency positions or currency derivatives not used for hedging purposes) could, under future Treasury Regulations, produce income not among the types of “qualifying income” from which a RIC must derive at least 90% of its annual gross income.

Failure to Qualify for Tax Treatment as a Regulated Investment Company

If we fail to satisfy the 90% distribution requirement or the Diversification Tests for any taxable year or quarter of such taxable year, we may nevertheless continue to qualify as a RIC for such year if certain relief provisions of the Code apply (which may, among other things, require us to pay certain corporate-level U.S. federal income taxes or to dispose of certain assets). If we fail to qualify for treatment as a RIC and such relief provisions do not apply to us, we will be subject to U.S. federal income tax on all of our taxable income at regular corporate rates (and also will be subject to any applicable state and local taxes), regardless of whether we make any distributions to our stockholders. Distributions would not be required. However, if distributions were made, any such distributions would be taxable to our stockholders as ordinary dividend income to the extent of our current and accumulated earnings and profits and, subject to certain limitations under the Code, any such distributions may be eligible for the 20.0% maximum rate applicable to non-corporate taxpayers. Subject to certain limitations under the Code, corporate distributees would be eligible for the dividends-received deduction. Distributions in excess of our current and accumulated earnings and profits would be treated first as a return of capital to the extent of the stockholder’s tax basis, and any remaining distributions would be treated as a capital gain.

Subject to a limited exception applicable to RICs that qualified as such under Subchapter M of the Code for at least one year prior to disqualification and that requalify as a RIC no later than the second year following the non-qualifying year, we could be subject to tax on any unrealized net built-in gains in the assets held by us during the period in which we failed to qualify as a RIC that are recognized during the five-year period after our requalification as a RIC, unless we made a special election to pay corporate-level U.S. federal income tax on such built-in gain at the time of our requalification as a RIC. We may decide to be taxed as a regular corporation even if we would otherwise qualify as a RIC if we determine that treatment as a corporation for a particular year would be in our best interests.

ERISA Considerations

The following summary of certain aspects of ERISA is based upon ERISA, judicial decisions, U.S. Department of Labor (“DOL”) regulations and rulings in existence on the date hereof. This summary is general in nature and does not address every ERISA issue that may be applicable to us or a particular investor.

The Investment Adviser does not currently intend to restrict ownership of shares by Benefit Plan Investors and, therefore, it is anticipated that Benefit Plan Investors will own (and do currently own), in the aggregate, in excess of 25% of the total value of shares. Accordingly, during such time that Benefit Plan Investors own 25% or more of the total value shares, our underlying assets will be considered “plan assets,” as described below.

General

Persons who are fiduciaries with respect to a U.S. employee benefit plan or trust within the meaning of and subject to the provisions of ERISA (an “ERISA Plan”), an individual retirement account or a Keogh plan subject solely to the provisions of Section 4975 of the Code (an “Individual Retirement Fund”) and entities which are deemed for purposes of ERISA to include the assets of ERISA Plans and Individual Retirement Funds (collectively with ERISA Plans and Individual Retirement Funds, “Plans”) should consider, among other things, the matters described below before determining whether to invest in us. References hereinafter made to ERISA include parallel references to the Code.

ERISA imposes certain general and specific responsibilities on persons who are fiduciaries with respect to an ERISA Plan, including prudence, diversification, avoidance of prohibited transactions and compliance with other standards. In determining whether a particular investment is appropriate for an ERISA Plan, DOL regulations provide that a fiduciary of an ERISA Plan must give appropriate consideration to, among other things, the role that the investment plays in the ERISA Plan’s portfolio, taking into consideration whether the investment is designed reasonably to further the ERISA Plan’s purposes, the risk and return factors of the potential investment, including the fact that the returns may be subject to U.S. federal tax as unrelated business taxable income, the portfolio’s composition with regard to diversification, the liquidity and current return of the total portfolio relative to the anticipated cash flow needs of the ERISA Plan, the projected return of the total portfolio relative to the ERISA Plan’s funding objectives, and the limitation on the rights of investors to redeem their shares. Before investing the assets of an ERISA Plan in us, a fiduciary should determine whether such an investment is consistent with its fiduciary responsibilities and the foregoing regulations. For example, a fiduciary should consider whether an investment in us may be too illiquid or too speculative for a particular ERISA Plan and whether the assets of the ERISA Plan would be sufficiently diversified. If a fiduciary with respect to any such ERISA Plan breaches its responsibilities with regard to selecting an investment or an investment course of action for such ERISA Plan, the fiduciary may be held personally liable for losses incurred by the ERISA Plan as a result of such breach.

Plan Assets

ERISA and applicable DOL regulations describe when the underlying assets of an entity in which Benefit Plan Investors invest are treated as “plan assets” for purposes of ERISA. Under ERISA, the term Benefit Plan Investors is defined to include an “employee benefit plan” that is subject to the provisions of Title I of ERISA, a “plan” that is subject to the prohibited transaction provisions of Section 4975 of the Code, and entities the assets of which are treated as “plan assets” by reason of investment therein by Benefit Plan Investors.

Under ERISA, as a general rule, when an ERISA Plan invests assets in another entity, the ERISA Plan’s assets include its investment, but do not, solely by reason of such investment, include any of the underlying assets of the entity. However, when an ERISA Plan acquires an “equity interest” in an entity that is neither: (a) a “publicly offered security”; nor (b) a security issued by an investment fund registered under the 1940 Act, then the ERISA Plan’s assets include both the equity interest and an undivided interest in each of the underlying assets of the entity, unless it is established that: (i) the entity is an “operating company”; or (ii) the equity participation in the entity by Benefit Plan Investors is limited.

Under ERISA, the assets of an entity will not be treated as “plan assets” if Benefit Plan Investors hold less than 25% (or such greater percentage as may be specified in regulations promulgated by the DOL) of the value of each class of equity interests in the entity. Equity interests held by a person with discretionary authority or control with respect to the assets of the entity and equity interests held by a person who provides investment advice for a fee (direct or indirect) with respect to such assets or any affiliate of any such person (other than a Benefit Plan Investor) (each of the foregoing, a “Controlling Person”) are disregarded for purposes of determining whether the assets of an entity will be treated as “plan assets” for purposes of ERISA. The Benefit Plan Investor percentage of ownership test applies at the time of an acquisition by any person of the equity interests. In addition, an advisory opinion of the DOL takes the position that a withdrawal of an equity interest by an investor constitutes the acquisition of an equity interest by the remaining investors (through an increase in their percentage ownership of the remaining equity interests), thus triggering an application of the Benefit Plan Investor percentage of ownership test at the time of the withdrawal. Each investor in the Company may be required to provide assurances as to its status as a Benefit Plan Investor or Controlling Person.

The Investment Adviser anticipates that the aggregate investment in us by Benefit Plan Investors may, from time to time (and as of the December 31, 2021 does), equal or exceed 25% (or such greater percentage as may be specified in regulations promulgated by the DOL) of the value of any class of equity interests in us. In such circumstances, our assets would be treated as “plan assets” for purposes of ERISA. If investments in us by Benefit Plan Investors does not equal or exceed the 25% threshold as set forth above, neither we nor the Investment Adviser would be subject to the provisions of ERISA. As a general rule, during periods when our assets are treated as “plan assets” for purposes of ERISA, the Investment Adviser will be deemed a “fiduciary” (as defined in ERISA and the Code) with respect to each Plan investing in us. In addition, during periods when our assets are treated as “plan assets” for purposes of ERISA, the Investment Adviser will be subject to the general prudence and fiduciary responsibility provisions of ERISA with respect to each ERISA Plan and Individual Retirement Fund investing in us. Generally, the fiduciary provisions of ERISA require fiduciaries to act for the exclusive benefit of participants and beneficiaries of the ERISA Plan, to employ the care, skill, prudence and diligence that a prudent man acting in a like capacity and familiar with such matters would use in the conduct of an enterprise of a like character and with like aims, to diversify investments so as to minimize the risks of large losses, and to comply with the terms of the trust document and other documents governing the ERISA Plan. In such circumstances, an investment by an ERISA Plan in us would constitute the appointment, in accordance with the written instruments governing the underlying ERISA Plan, of the Investment Adviser as an “investment manager” as defined in Section 3(38) of ERISA, with respect to each such investing ERISA Plan. The acceptance of the subscription constitutes acknowledgment by the Investment Adviser of its status as a fiduciary with respect to such investing ERISA Plan during any such period.

If the assets of the Company are treated as “plan assets” for purposes of ERISA (including, for these purposes, as applicable, the corresponding provisions of the Internal Revenue Code), the Company would be subject to various other requirements of ERISA and the Internal Revenue Code. In particular, the Company would be subject to rules prohibiting transactions with “parties in interest” under ERISA or “disqualified persons” under the Internal Revenue Code (all referred to below for convenience as “parties in interest”) and transactions involving conflicts of interest on the part of fiduciaries which might result in a violation of ERISA or Section 4975 of the Code unless the transaction was subject to a statutory or administrative exemption. In this regard, the Investment Adviser anticipates that where an exemption is necessary to enable the Company to enter into certain transactions with parties in interest or disqualified persons, the Investment Adviser may rely, as necessary or appropriate, on the statutory exemption for transactions with service providers or, if that exemption is unavailable, on another available statutory or administrative exemption (if any).

ERISA prohibits ERISA Plans from purchasing or holding “employer securities” and “employer real property,” as such terms are defined by ERISA, other than investments in “qualifying employer securities” and “qualifying employer real property,” respectively, that satisfy any applicable limitations set forth in Section 407 of ERISA. If securities held by the Company are regarded as the assets of investing ERISA Plans, those securities may be included in determining whether those ERISA Plans are in compliance with Section 407 of ERISA. Investing ERISA Plans will provide the Investment Adviser with and maintain a list of “employer securities” as such term as defined in Section 407 of ERISA.

In addition, generally, the DOL has issued favorable advisory opinions under certain prohibited transaction rules regarding fees based on assets under management under specified circumstances (such as where each of the investing Plans has assets of at least $50,000,000 and have not invested more than 10% of their assets under the arrangement, and certain other circumstances are present). The Company will not necessarily conform to those structures with respect to which the DOL has issued favorable opinions in this regard, and will not be seeking a ruling or other relief regarding its fee structure.

Section 408(b)(2) of ERISA (and the corresponding provisions of the Code) may provide an exemption from certain prohibited transaction rules for reasonable arrangements between Plans and “parties in interest” or “disqualified persons” for the provision of services, if no more than reasonable compensation is paid therefor. Applicable DOL regulations under this exemption would generally require, among other things, that a person who is a fiduciary to a Plan by reason of providing investment advisory services to a “plan assets” fund must disclose certain compensation in order to rely on this exemption. The disclosures set forth herein, in conjunction with disclosures made in the Investment Adviser’s Form ADV and the audited financial statements of the Company, constitute the Investment Adviser’s good faith efforts to comply with the disclosure requirements under Section 408(b)(2) of ERISA and the regulations promulgated thereunder, if applicable.

If a prohibited transaction occurs for which no exemption is available, each party in interest involved could be subject to an excise tax equal to 15% of the amount involved in the prohibited transaction for each year the transaction continues and, unless the transaction is corrected within statutorily required periods, to an additional tax of 100%. In addition, among other adverse consequences, Plan fiduciaries that decide to invest in the Company could, under certain circumstances, be liable for prohibited transactions or other violations as a result of their investment in the Company or as co-fiduciaries for actions taken by or on behalf of the Company.

If the assets of the Company are treated as “plan assets” for purposes of ERISA, the Investment Adviser will purchase or maintain a fidelity bond satisfying the requirements of Section 412 of ERISA with respect to the assets of the Company owned by ERISA Plans. The Company will bear the cost of such fidelity bond.

In general, ERISA requires that the indicia of ownership of all Plan assets be maintained within the jurisdiction of the U.S. district courts. The DOL has issued regulations that permit a Plan fiduciary to maintain the indicia of ownership of certain securities and foreign currency outside the jurisdiction of the U.S. courts if specified conditions are satisfied. The Company intends to permit securities or other property to be held in custodial accounts outside the jurisdiction of the U.S. district courts only in compliance with the requirements of such regulations.

Fiduciaries of Plans are required to file annual reports with the DOL and the Internal Revenue Service that set forth the current value and other information with respect to the Plan’s assets. For the purpose of this requirement, fiduciaries must include information with respect to the Plan’s interest in entities, such as the Company, if they are treated as holding plan assets, unless the entity files such information directly with the DOL in accordance with an alternative procedure. To the extent that the Company holds “plan assets” and does not file the requisite information directly with the DOL, the Company will endeavor to provide, through reports provided to investors generally or upon request, the information reasonably necessary to enable Plans to comply with the applicable reporting requirements, to the extent such information is available. The disclosures set forth herein constitute the Investment Adviser’s good faith efforts to comply with the disclosure requirements of Form 5500, Schedule C and allow for the treatment of its compensation as eligible indirect compensation.

Representations by Plans

An ERISA Plan proposing to invest in us will be required to represent that it is, and any fiduciaries responsible for the ERISA Plan’s investments are, aware of and understand our investment objectives, policies and strategies, and that the decision to invest plan assets in us was made with appropriate consideration of relevant investment factors with regard to the ERISA Plan and is consistent with the duties and responsibilities imposed upon fiduciaries with regard to their investment decisions under ERISA.

Whether or not our assets are treated as “plan assets” for purposes of ERISA, an investment in us by an ERISA Plan is subject to ERISA. Accordingly, fiduciaries of ERISA Plans should consult with their own counsel as to the consequences under ERISA of an investment in us.

ERISA Plans and Individual Retirement Funds Having Prior Relationships with the Investment Adviser or its Affiliates

Certain prospective Plan investors may currently maintain relationships with the Investment Adviser or other entities that are affiliated with the Investment Adviser. Each of such entities may be deemed to be a party in interest to, or a fiduciary of, any Plan to which any of the Investment Adviser or its affiliates provides investment management, investment advisory or other services. ERISA prohibits ERISA Plan assets to be used for the benefit of a party in interest and also prohibits an ERISA Plan fiduciary from using its position to cause the ERISA Plan to make an investment from which it or certain third parties in which such fiduciary has an interest would receive a fee or other consideration. Similar provisions are imposed by the Code with respect to Individual Retirement Funds. ERISA Plan and Individual Retirement Fund investors should consult with counsel to determine if investment in us is a transaction that is prohibited by ERISA or the Internal Revenue Code.

Certain Effects on Company Investments Generally

If and for so long as our assets are treated as “plan assets” for purposes of ERISA and Section 4975 of the Code, we may be prevented from making certain otherwise desirable investments and engaging in certain other transactions that might otherwise be permitted.

Future Regulations and Rulings

The provisions of ERISA are subject to extensive and continuing administrative and judicial interpretation and review. This section is based on the provisions of the Code and ERISA as currently in effect, and the existing administrative and judicial interpretations thereunder. No assurance can be given that administrative, judicial or legislative changes will not occur that may make the foregoing statements incorrect or incomplete. The discussion of ERISA contained herein is, of necessity, general and may be affected by future publication of regulations and rulings. Potential investors should consult with their legal advisers regarding the consequences under ERISA of the acquisition and ownership of shares.

Summary Risk Factors

The risk factors described below are a summary of the principal risk factors associated with an investment in us. These are not the only risks we face. You should carefully consider these risk factors, together with the risk factors set forth in Item—1A. Risk Factors of this Annual Report on Form 10-K and the other reports and documents filed by us with the SEC.

Risks Relating to Our Business and Structure

•	We have a limited operating history.

•	Global economic, political and market conditions may adversely affect our business, results of operations and financial condition, including our revenue growth and profitability.

•	A renewed disruption in the capital markets and the credit markets could adversely affect our business.

•	The Investment Adviser has limited experience managing a BDC or a RIC, which could adversely affect our business.

•

There is uncertainty as to the value of our portfolio investments because most of our investments are, and may continue to be in private companies and recorded at fair value. In addition, the fair values of our investments are determined by our Board in accordance with our valuation policy.

•

Our ability to achieve our investment objective depends on key investment personnel of the Investment Adviser. If the Investment Adviser were to lose any of its key investment personnel, our ability to achieve our investment objective could be significantly harmed.

•	We operate in a highly competitive market for investment opportunities and may not be able to compete effectively.

•	Our business, results of operations and financial condition depend on our ability to manage future growth effectively.

•	We may borrow money, which could magnify the potential for gain or loss on amounts invested in us and increase the risk of investing in us.

•	If we are unable to comply with the covenants or restrictions in our borrowings, our business could be materially adversely affected.

•	We may need to raise additional capital to grow.

•	Changes in interest rates may affect our cost of capital and net investment income.

Risks Relating to Our Operations

•

Because we intend to distribute substantially all of our income to our stockholders to maintain our status as a RIC, we will continue to need additional capital to finance our growth. If additional funds are unavailable or not available on favorable terms, our ability to grow may be impaired.

•	Our ability to enter into transactions with our affiliates is restricted.

•	The Investment Adviser has significant potential conflicts of interest with us and, consequently, your interests as stockholders which could adversely impact our investment returns.

•	Conflicts of interest may exist related to other arrangements with the Investment Adviser or its affiliates.

•

The Investment Adviser’s liability is limited under the Investment Management Agreement, and we have agreed to indemnify the Investment Adviser against certain liabilities, which may lead the Investment Adviser to act in a riskier manner than it would when acting for its own account.

•

The Investment Adviser and Administrator can resign upon 60 days’ notice, and a suitable replacement may not be found within that time, resulting in disruption in our operations that could adversely affect our business, results of operations and financial condition.

•	If we fail to maintain our status as a BDC, our business and operating flexibility could be significantly reduced.

•

If we do not invest a sufficient portion of our assets in qualifying assets, we could be precluded from investing in certain assets or could be required to dispose of certain assets, which could have a material adverse effect on our business, financial condition and results of operations.

•	Our ability to invest in public companies may be limited in certain circumstances.

•

Regulations governing the operations of BDC’s may affect our ability to raise additional equity capital as well as our ability to issue senior securities or borrow for investment purposes, any or all of which could have a negative effect on our investment objectives and strategies.

•

Our business model in the future may depend to an extent upon our referral relationships with private equity sponsors, and the inability of the investment professionals of the Investment Adviser to maintain or develop these relationships, or the failure of these relationships to generate investment opportunities, could adversely affect our business strategy.

•	Our Board may change our investment objective, operating policies and strategies without prior notice or stockholder approval, the effects of which may be adverse to your interests as stockholders.

•

We will be subject to corporate-level U.S. federal income tax on all of our income if we are unable to maintain tax treatment as a RIC under Subchapter M of the Code, which would have a material adverse effect on our financial performance.

•

We may not be able to pay you distributions on our common stock, our distributions to you may not grow over time and a portion of our distributions to you may be a return of capital for U.S. federal income tax purposes.

•	We may have difficulty paying our required distributions if we recognize taxable income before or without receiving cash representing such income.

•	Changes in laws or regulations governing our operations may adversely affect our business or cause us to alter our business strategy.

•	We cannot predict how tax reform legislation will affect us, our investments, or our stockholders, and any such legislation could adversely affect our business.

•

Our business and operations could be negative affected if we become subject to any securities litigation or stockholder activism, which could cause us to incur significant expense and hinder execution of investment strategy.

•	The effect of global climate change may impact the operations of our portfolio companies.

•	We are not currently required to have comprehensive documentation of our internal controls.

•	Our business is highly dependent on information systems and systems failures could significantly disrupt our business, which may, in turn, negatively affect our ability to pay distributions.

•	Internal and external cyber threats, disease pandemics, as well as other disasters, could impair our ability to conduct business effectively.

Risks Relating to Our Investments

•	Our investments in portfolio companies may be risky, and we could lose all or part of any of our investments.

•	Risks Relating to COVID-19.

•	Our investment strategy, which is focused primarily on privately held companies, presents certain challenges, including the lack of available information about these companies.

•

Our investments in securities rated below investment grade are speculative in nature and are subject to additional risk factors such as increased possibility of default, illiquidity of the security, and changes in value based on changes in interest rates.

•

Our portfolio may be concentrated in a limited number of industries, which may subject us to a risk of significant loss if there is a downturn in a particular industry in which a number of our investments are concentrated.

•	Defaults by our portfolio companies may harm our operating results.

•	The lack of liquidity in our investments may adversely affect our business.

•	Price declines and illiquidity in the corporate debt markets may adversely affect the fair value of our portfolio investments, reducing our net asset value through increased net unrealized losses.

•	If we are unable to make follow-on investments in our portfolio companies, the value of our investment portfolio could be adversely affected.

•	Our portfolio companies may incur debt that ranks equally with, or senior to, our investments in such companies.

•	The disposition of our investments may result in contingent liabilities.

•	There may be circumstances where our debt investments could be subordinated to claims of other creditors or we could be subject to lender liability claims.

•	We generally do not control our portfolio companies.

•	Economic recessions, downturns or government spending cuts could impair our portfolio companies and harm our operating results.

•	We may be subject to additional risks if we invest in foreign securities and/or engage in hedging transactions.

•	Our ability to enter into transactions involving derivatives and financial commitment transactions may be limited.

•	Uncertainty Relating to LIBOR.

Risks Relating to Our Securities

•	Investing in our common stock may involve an above average degree of risk.

•	You may not receive distributions or our distributions may decline or may not grow over time.

•	Shares are registered under the 1934 Act and therefore stockholders may be subject to certain filing requirements.

•	We do not currently intend for our shares to be listed on any national securities exchange.

The Private Offering

The Company enters into separate subscription agreements with investors providing for the private placement of shares of our common stock in reliance on exemptions from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”). Each investor in the private offering of our common stock (the “Private Offering”) has made, or will make, a capital commitment (each, a “Capital Commitment”) to purchase shares of our common stock pursuant to a subscription agreement entered into with us (a “Subscription Agreement”). Pursuant to the Private Offering, the Company’s initial closing occurred on August 6, 2021 (“Initial Closing”). The Company may accept additional subscriptions from investors in the future.

As of December 31, 2021, we had aggregate Capital Commitments from investors of $656.6 million, of which $516.6 million was undrawn.

Investors are required to make capital contributions to purchase shares of our common stock each time we deliver a drawdown notice, which will be issued based on our anticipated investment activities and capital needs, in an aggregate amount not to exceed each investor’s respective Capital Commitment. We will deliver drawdown requests at least ten business days prior to the required funding date. All purchases of our common stock will generally be made pro rata in accordance with remaining Capital Commitments of all investors, at a per-share price equal to the net asset value per share of our common stock subject to any adjustments. Any adjustments would take into account a determination of changes to net asset value within 48 hours of the sale to assure compliance with Section 23(b) of the 1940 Act. At the end of the Investment Period (as defined below), stockholders will be released from any further obligation to fund drawdowns and purchase additional shares of our common stock, subject to certain conditions as described in more detail below and in the Subscription Agreement.

Financing

On August 11, 2021, the Company entered into a Credit Agreement (the ‘‘Goldman Credit Facility’’) as the borrower and Goldman Sachs Bank USA (“Goldman Sachs”) as the lender. The Goldman Credit Facility is structured as a revolving credit facility secured by the capital commitments of the Company’s subscribed investors and certain related assets. As part of the Goldman Credit Facility, the Company’s right to make capital calls of investors may be pledged as collateral to the lender, which will be able to call for capital contributions upon the occurrence of an event of default under such credit facility. To the extent such an event of default does occur, investors could therefore be required to fund any shortfall up to their remaining Capital Commitments, without regard to the underlying value of their investment. See also “Risk Factors – If we are unable to comply with the covenants or restrictions in our borrowings, our business could be materially adversely affected.”

Investment Advisory Agreement

Pursuant to the Investment Advisory Agreement entered on June 29, 2021, (the “Investment Advisory Agreement”), we are externally managed by our Investment Adviser and pay our Investment Adviser a fee for its services (except, that because our assets from time to time may be, and are presently, treated as “plan assets” for purposes of ERISA, we do not currently pay our Investment Adviser any fees related to services it may provide in its capacity as the Administrator, as opposed to any sub-administrator appointed by the Administrator as set forth below). The following summarizes our arrangements with the Investment Adviser pursuant to the Investment Advisory Agreement.

Pursuant to the Investment Management Agreement, the Investment Adviser:

•	determine the composition of our portfolio, the nature and timing of the changes to our portfolio and the manner of implementing such changes;

•	determine the securities and other assets that we will purchase, retain or sell;

•	identify, evaluate and negotiate the structure of our investments that we make;

•	execute, monitor and service the investments that we make;

•	perform due diligence on prospective portfolio companies;

•	vote, exercise consents and exercise all other rights appertaining to such securities and other assets on our behalf; and

•	provide us with such other investment advisory, research and related services as we may, from time to time, reasonably require.

The Investment Adviser’s services under the Investment Advisory Agreement are not exclusive, and the Investment Adviser (so long as its services to us are not impaired) and/or other entities affiliated with Commonwealth are permitted to furnish similar services to other entities. Under the Investment Advisory Agreement, the Investment Adviser will receive a fee for investment advisory and management services consisting of a base management fee. The cost of the base management fee payable to the Investment Adviser is borne by us and, as a result, is indirectly borne by our common Stockholders. Pursuant to its Resource Sharing Agreement with Comvest Partners, the Investment Adviser will have access to Comvest Partners’ team of experienced investment professionals.

We entered into an Investment Advisory Agreement, dated as of June 29, 2021, which was approved by our Board for an initial two year term, under which the Investment Adviser, subject to the overall supervision of our Board manages the day-to-day operations of, and provides investment advisory services to us. Unless earlier terminated as described below, the Investment Advisory Agreement will remain in effect for a period of two years from its effective date and will remain in effect from year to year thereafter if approved annually by (i) the vote of our Board, or by the vote of a majority of our outstanding voting securities, and (ii) the vote of a majority of our Independent Directors. The Investment Advisory Agreement will automatically terminate in the event of an assignment by the Investment Adviser. The Investment Advisory Agreement may be terminated by either party, or by a vote of the majority of our outstanding voting Shares or, if less, such lower percentage as required by the 1940 Act, without penalty upon not less than 60 days’ prior written notice to the applicable party. If the Investment Advisory Agreement is terminated according to this paragraph, we will pay the Investment Adviser a pro-rated portion of the Management Fee (as defined below). See “Item 1A. Risk Factors—Our ability to achieve our investment objective depends on key investment personnel of the Investment Adviser.”

The Investment Advisory Agreement provides that the Investment Adviser and its officers, managers, agents, employees, controlling persons, members (or their owners) and any other person or entity affiliated with it, are entitled to indemnification from us for any damages, liabilities, costs and expenses (including reasonable attorneys’ fees and amounts reasonably paid in settlement) arising from the rendering of the Investment Adviser’s services under the Investment Advisory Agreement or otherwise as the Investment Adviser, absent willful misfeasance, bad faith, gross negligence or breach by the Investment Adviser of its fiduciary duties under ERISA, if applicable, in the performance of their respective duties or by reason of the reckless disregard of their respective duties and obligations. However, the Investment Adviser and its officers, managers, agents, employees, controlling persons, members (or their owners) and any other person or entity affiliated with it, will not be entitled to such indemnification, if such damages, costs and expenses arose from their willful misfeasance, bad faith, gross negligence or breach by the Investment Adviser of its fiduciary duties under ERISA, if applicable, in the performance of their respective duties or by reason of the reckless disregard of their respective duties and obligations.

Under our charter, we will fully indemnify any person who was or is involved in any actual or threatened action, suit or proceeding by reason of the fact that such person is or was one of our directors or officers, but only to the extent permitted by ERISA, if applicable. So long as we are regulated under the 1940 Act, the above indemnification and limitation of liability is limited by the 1940 Act or by any valid rule, regulation or order of the SEC thereunder. The 1940 Act provides, among other things, that a company may not indemnify any director or officer against liability to it or its security holders to which he or she might otherwise be subject by reason of his or her willful misfeasance, bad faith, gross negligence or reckless disregard of the duties involved in the conduct of his or her office unless a determination is made by final decision of a court, by vote of a majority of a quorum of directors who are disinterested, non-party directors or by independent legal counsel that the liability for which indemnification is sought did not arise out of the foregoing conduct. To the extent that our assets are treated as “plan assets” for purposes of ERISA, the above indemnification and limitation of liability will be limited by ERISA. ERISA provides, among other things, that an ERISA Plan or other entity whose assets are treated as “plan assets” may not indemnify its investment adviser or any other person that would be deemed such entity’s fiduciary for purposes of ERISA, for a breach of their fiduciary duties under ERISA.

We have obtained liability insurance for our independent directors, which will be paid for by the Company.

Management Fees

We pay the Investment Adviser a fee for its services under the Investment Management Agreement consisting of an annual base management fee (the “Management Fee”). The cost of the management fee payable to the Investment Adviser is borne by us and, as a result, is indirectly borne by our stockholders. The Management Fee will be payable quarterly in arrears.

Pursuant to the Investment Management Agreement, during the Investment Period, the Management Fee will be calculated at an annual rate of 1.00% with respect to the Company’s Adjusted Average Assets Invested (defined below) in respect of the relevant quarterly period, in the manner set forth in Exhibit A hereto. “Adjusted Average Assets Invested” shall mean (a) the average of the sum of the Company’s (i) Drawn Capital Commitments and (ii) outstanding principal on borrowings, in the case of clause (i) and clause (ii), as of the last business day of each month included in the relevant quarterly period less (b) the sum of the Company’s (iii) cumulative net unrealized losses, if any, and (iv) cumulative net realized losses, if any, in the case of clause (iii) and clause (iv), as of the last business day of the relevant quarter. For the avoidance of doubt, the Management Fee paid at the end of any quarter shall be calculated based on the lower of the actual Adjusted Average Assets Invested in respect of the quarter and the target Adjusted Average Assets Invested for that quarter.

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

Expenses

All investment professionals of the Investment Adviser and their respective staffs, when and to the extent engaged in providing investment advisory and management services under the Investment Management Agreement (as opposed to the accounting, compliance and other administrative services set forth in clause (m) below), and the compensation and routine overhead expenses of such personnel allocable to such services, will be provided and paid for by the Investment Adviser and not by us.

In addition to Management Fees, except as noted above, we are permitted to bear all other expenses directly and specifically related to our operations, which expenses may include without limitation:

(a) all costs and expenses with respect to the actual or proposed acquisition, financing, holding, monitoring or disposition of our investments, whether such investments are ultimately consummated or not, including, origination fees, syndication fees, due diligence costs, broken deal expenses, bank service fees, fees and expenses of custodians, transfer agents, consultants, experts, travel expenses incurred for investment-related purposes, outside legal counsel, consultants and accountants, administrator’s fees of third party administrators (subject to clause (m) below) and financing costs (including interest expenses);

(b) expenses for liability insurance, including officers and independent directors liability insurance, cyber insurance and other insurance (but excluding the cost of liability insurance covering the Investment Adviser and its officers as our assets are treated as “plan assets” for purposes of ERISA);

(c) extraordinary expenses incurred by us (including litigation);

(d) indemnification and contribution expenses provided, that we will not bear such fees, costs or expenses to the extent that the relevant conduct is not indemnifiable under applicable law, including ERISA, if applicable;

(e) taxes and other governmental fees and charges;

(f) administering and servicing and special servicing fees paid to third parties for our benefit;

(g) the cost of company-related operational and accounting software and related expenses;

(h) cost of software (including the fees of third-party software developers) used by the Investment Adviser and its affiliates to track and monitor our investments (specifically, cost of software related to data warehousing, portfolio administration/reconciliation, loan pricing and trade settlement attributable to us);

(i) expenses related to the valuation or appraisal of our investments;

(j) risk, research and market data-related expenses (including software) incurred for our investments;

(k) fees, costs and expenses (including legal fees and expenses) incurred to comply with any applicable law, rule or regulation (including regulatory filings such as financial statement filings, ownership filings (Section 16 or Section 13 filings), blue sky filings and registration statement filings, as applicable) to which we are subject or incurred in connection with any governmental inquiry, investigation or proceeding involving us; provided, that we will not bear such fees, costs or expenses to the extent that the relevant conduct is not indemnifiable under applicable law, including ERISA, if applicable;

(l) costs associated with our wind-up, liquidation, dissolution and termination;

(m) other legal, compliance, operating, accounting, tax return preparation and consulting, auditing and administrative expenses in accordance with the Investment Management Agreement and the Administration Agreement with our Administrator (the “Administration Agreement”) and fees for outside services provided to us or on our behalf; provided that so long as our assets are treated as “plan assets” for purposes of ERISA, we will not incur such expenses or fees, if such expenses and fees arise in connection with such services, to the extent that they are performed by the Administrator and do not satisfy the requirements of a prohibited transaction exemption;

(n) expenses of the Board (including the reasonable costs of legal counsel, accountants, financial advisors and/or such other advisors and consultants engaged by the Board, as well as travel and out-of-pocket expenses related to the attendance by directors at Board meetings), to the extent permitted under applicable law, including ERISA, if applicable;

(o) annual or special meetings of the stockholders;

(p) the costs and expenses associated with preparing, filing and delivering to stockholders periodic and other reports and filings required under federal securities laws as a result of our status as a BDC;

(q) ongoing offering expenses;

(r) federal and state registration fees pertaining to us;

(s) costs of Company related proxy statements, stockholders’ reports and notices;

(t) costs associated with obtaining fidelity bonds as required by the 1940 Act and Section 412 of ERISA;

(u) printing, mailing and all other similar direct expenses relating to us;

(v) expenses incurred in preparation for or in connection with (or otherwise relating to) any initial public offering or other debt or equity offering conducted by us, including but not limited to external legal and accounting expenses, printing costs, travel and out-of-pocket expenses related to marketing efforts; and

(w) only to the extent (i) Benefit Plan Investors hold less than 25% of our shares, or (ii) our shares are listed on a national securities exchange, or (iii) permitted by ERISA, if our assets are considered to be “plan assets,” our allocable portion of overhead, including office equipment and supplies, rent and our allocable portion of the compensation paid to accounting, compliance and administrative staff employed by the Investment Adviser or its affiliates who provide services to us necessary for its operation, including related taxes, health insurance and other benefits.

Investment-related expenses with respect to investments in which we invest together with one or more parallel funds (or co-investment vehicles) will generally be allocated among all such entities on the basis of capital invested by each such entity into the relevant investment; provided, that if the Investment Adviser reasonably believes that such allocation method would produce an inequitable result to any such entity, the Investment Adviser may allocate such expenses among such entities in any other manner that the Investment Adviser believes in good faith to be fair and equitable.

Qualifying Assets

Under the 1940 Act, a BDC may not acquire any asset other than assets of the type listed in Section 55(a) of the 1940 Act, which are referred to as “qualifying assets”, unless, at the time the acquisition is made, qualifying assets represent at least 70.0% of the BDC’s total assets. The principal categories of qualifying assets relevant to the Company’s business are the following:

1)

Securities purchased in transactions not involving any public offering from the issuer of such securities, which issuer (subject to certain limited exceptions) is an eligible portfolio company, or from any person who is, or has been during the preceding 13 months, an affiliated person of an eligible portfolio company, or from any other person, subject to such rules as may be prescribed by the SEC. An eligible portfolio company is defined in the 1940 Act as any issuer which:

a)	is organized under the laws of, and has its principal place of business in, the United States;

b)

is not an investment company (other than a small business investment company wholly owned by the BDC) or a company that would be an investment company but for certain exclusions under the 1940 Act; and

c)	satisfies any of the following:

i)	does not have any class of securities that is traded on a national securities exchange;

ii)	has a class of securities listed on a national securities exchange, but has an aggregate market value of outstanding voting and non-voting common equity of less than $250.0 million;

iii)	is controlled by a BDC or a group of companies including a BDC and the BDC has an affiliated person who is a director of the eligible portfolio company; or

iv)	is a small and solvent company having total assets of not more than $4.0 million and capital and surplus of not less than $2.0 million.

2)	Securities of any eligible portfolio company that the BDC controls.

3)

Securities purchased in a private transaction from a U.S. issuer that is not an investment company or from an affiliated person of the issuer, or in transactions incident thereto, if the issuer is in bankruptcy and subject to reorganization or if the issuer, immediately prior to the purchase of its securities, was unable to meet its obligations as they came due without material assistance other than conventional lending or financing arrangements.

4)

Securities of an eligible portfolio company purchased from any person in a private transaction if there is no ready market for such securities and the BDC already owns 60.0% of the outstanding equity of the eligible portfolio company.

5)	Securities received in exchange for or distributed on or with respect to securities described in (1) through (4) above, or pursuant to the exercise of warrants or rights relating to such securities.

6)	Cash, cash equivalents, U.S. government securities or high-quality debt securities maturing in one year or less from the time of investment.

If at any time less than 70% of the Company’s total assets are comprised of qualifying assets, including as a result of an increase in the value of any non-qualifying assets or decrease in the value of any qualifying assets, the Company would generally not be permitted to acquire any additional non-qualifying assets, other than office furniture and equipment, interests in real estate and leasehold improvements and facilities maintained to conduct the business operations of the BDC, deferred organization and operating expenses, and other non-investment assets necessary and appropriate to its operations as a BDC, until such time as 70% of the Company’s then current total assets were comprised of qualifying assets. The Company would not be required, however, to dispose of any non-qualifying assets in such circumstances.

As of December 31, 2021, 0% of our total assets were non-qualifying assets.

Significant Managerial Assistance to Portfolio Companies

BDCs generally must offer to make available to the issuer of its securities significant managerial assistance, except in circumstances where either (i) the BDC controls such issuer of securities or (ii) the BDC purchases such securities in conjunction with one or more other persons acting together and one of the other persons in the group makes available such managerial assistance. Making available managerial assistance means, among other things, any arrangement whereby the BDC offers to provide, and, if accepted, does so provide, significant guidance and counsel concerning the management, operations or business objectives and policies of a portfolio company. The Administrator or its affiliate will provide such managerial assistance on our behalf to portfolio companies that request this assistance.

Temporary Investments

Pending investments in other types of qualifying assets, our investments may consist of cash, cash equivalents, U.S. government securities or high-quality debt securities maturing in one year or less from the time of investment (collectively, as “temporary investments”), so that 70.0% of our assets are qualifying assets. We may invest in U.S. Treasury bills or in repurchase agreements, provided that such agreements are fully collateralized by cash or securities issued by the U.S. government or its agencies.

Indebtedness and Senior Securities

We are permitted, under specified conditions, to issue multiple classes of indebtedness and one class of stock senior to our shares if our asset coverage, as defined in the 1940 Act, is at least equal to 150.0% immediately after each such issuance (which means we can borrow $2 for every $1 of our equity). In addition, while any senior securities remain outstanding, we must make provisions to prohibit any distribution to our stockholders or the repurchase of our shares unless we meet the applicable asset coverage ratios at the time of the distribution or repurchase. For a discussion of the risks associated with leverage, see Part I—Item 1A. Risk Factors in this Annual Report on Form 10-K.

Code of Ethics

We have adopted a code of ethics pursuant to Rule 17j-1 under the 1940 Act (the “Code of Ethics”) and the Investment Adviser has adopted a code of ethics (the “Adviser’s Code of Ethics”) pursuant to Rule 204A-1 under the Investment Advisers Act of 1940, as amended (the “Advisers Act”), each of which establishes procedures for personal investments and restricts certain personal securities transactions. Personnel subject to the Code of Ethics and/or the Adviser’s Code of Ethics may invest in securities for their personal investment accounts, including securities that may be purchased or held by us so long as such investments are made in accordance with either the Code of Ethics’ or the Adviser’s Code of Ethics’ requirements, as applicable. The Code of Ethics is available on the SEC’s website at http://www.sec.gov.

Compliance Policies and Procedures

We and the Investment Adviser have adopted and implemented written policies and procedures reasonably designed to prevent violation of the federal securities laws and we are required to review these compliance policies and procedures annually for their adequacy and the effectiveness of their implementation. Our chief compliance officer is responsible for administering these policies and procedures.

Proxy Voting Policies and Procedures

The Company has delegated proxy voting responsibility to the Investment Adviser. As a fiduciary, the Investment Adviser has a duty to monitor corporate events and to vote proxies (in accordance with applicable law, including ERISA), as well as a duty to cast votes in the best interest of the Company and not to subrogate Company interests to its own interests. To meet its fiduciary obligations, the Investment Adviser seeks to ensure that it votes proxies in the best interest of the Company, and the Investment Adviser’s proxy voting policy addresses how the Investment Adviser will resolve any conflict of interest that may arise when voting proxies. The Investment Adviser’s proxy voting policy attempts to generalize a complex subject and the Investment Adviser may, from time to time, determine that it is in the best interests of the Company to depart from specific policies described therein.

The Investment Adviser is responsible for processing all proxy notifications received by the Investment Adviser. All proxy voting requests received are forwarded to the appropriate contact person at the Investment Adviser that is responsible for monitoring the issuer. The appropriate contact person at the Investment Adviser communicates the proxy voting decision to the Investment Adviser. The Investment Adviser shall keep a record of its proxy voting policies and procedures, proxy statements received and votes cast, in accordance with its record keeping policies. The trade operations department is responsible for maintaining records with respect to proxy voting.

Staffing

We do not have any employees. Our day-to-day investment operations are managed by the Investment Adviser and the Administrator. See “—Investment Advisory Agreement” in this Annual Report on Form 10-K. Pursuant to its Resource Sharing Agreement with Comvest Credit Advisors LLC, the Investment Adviser has access to Comvest Partners’ team of experienced investment professionals. To the extent (i) Benefit Plan Investors hold less than 25% of our Shares or (ii) our Shares are listed on a national securities exchange, we will reimburse the Administrator for the allocable portion of overhead and other expenses incurred by it in performing its obligations to us under the Administration Agreement, including the compensation of our chief financial officer and their respective staffs.

Emerging Growth Company

We are an emerging growth company as defined in the Jumpstart Our Business Startups Act (the “JOBS Act”) and we are eligible to take advantage of certain specified reduced disclosure and other requirements that are otherwise generally applicable to public companies that are not “emerging growth companies” including, but not limited to:

•

Permission for an “emerging growth company” to defer compliance with any new or revised financial accounting standards until the date that companies that are not “issuers” as defined in Section 2(a) of the Sarbanes-Oxley Act are required to comply; and

•	Exemption for an “emerging growth company” from the Sarbanes-Oxley Act Section 404(b) auditor attestation on management’s assessment of its internal controls.

We expect to remain an emerging growth company until the earliest of (i) the last day of the first fiscal year in which our annual gross revenues exceed $1.07 billion, (ii) the end of the fiscal year in which the fifth anniversary of any initial public offering by us has occurred, (iii) December 31 of the fiscal year that we become a “large accelerated filer” as defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) which would occur if the market value of our shares that are held by non-affiliates exceeds $700.0 million as of the last business day of our most recently completed second fiscal quarter and we have been publicly reporting for at least 12 calendar months or (iv) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the preceding three-year period.

Investment Period

Our Investment Period commenced on the date of the Initial Closing, which occurred on August 6, 2021, and shall continue until the 48-month anniversary of the Initial Closing date, subject to automatic extensions thereafter, each for an additional one year period, unless the holders of a majority of our outstanding shares elect to forego any such extension, upon not less than ninety days prior written notice to the Investment Adviser. Holders of a majority of our outstanding shares may also terminate the Investment Period as of any earlier anniversary of the date of the Initial Closing date, upon not less than ninety (90) days prior written notice to the Investment Adviser. The Investment Adviser may also terminate the Investment Period as of an earlier date in its discretion.

During the Investment Period, any amounts we receive as a return of capital (as opposed to a return on capital) with respect to our investments may, in the sole discretion of the Investment Adviser, be retained by us, without reducing the stockholders’ unfunded Capital Commitments, for the purpose of making investments and/or for such other permissible purposes as set out in our operating documents. While we expect to distribute approximately our entire net investment income on a quarterly basis and substantially all of our taxable income on an annual basis, we may retain certain net capital gains for reinvestment.

After the end of the Investment Period, the stockholders will be released from any further obligation with respect to their then current unfunded Capital Commitments, except to the extent necessary to: (x) fund the Management Fee and other liabilities and expenses throughout the term (including to repay our outstanding financings); (y) complete investments that are in process or that have been committed to as of the end of the Investment Period; and (z) make follow-on investments in an aggregate amount up to 10% of our gross assets.

Sarbanes-Oxley Act of 2002

The Sarbanes-Oxley Act imposes a variety of regulatory requirements on publicly-held companies and their insiders. Many of these requirements affect us. For example:

•	pursuant to Rule 13a-14 of the Exchange Act, our chief executive officer and chief financial officer are required to certify the accuracy of the financial statements contained in our periodic reports;

•	pursuant to Item 307 of Regulation S-K, our periodic reports are required to disclose our conclusions about the effectiveness of our disclosure controls and procedures;

•	pursuant to Rule 13a-5 of the Exchange Act, our management is required to prepare a report regarding their assessment of their respective internal control over financial reporting;

•

pursuant to Item 308 of Regulation S-K and Rule 13a-15 of the Exchange Act, our periodic reports are required to disclose whether there were significant changes in our internal controls over financial reporting or in other factors that could significantly affect these controls subsequent to the date of the evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

The Sarbanes-Oxley Act requires us to review our current policies and procedures to determine whether we comply with the Sarbanes-Oxley Act and the regulations promulgated thereunder. We intend to monitor our compliance with all regulations that are adopted under the Sarbanes-Oxley Act and will take actions necessary to ensure that we are in compliance therewith.

Reporting Obligations

We are required to file annual reports, quarterly reports and current reports with the SEC. This information will be available on the SEC’s website at www.sec.gov.

In addition to the above regulatory filings, we shall provide each stockholder with such additional information as it may reasonably request from time to time in connection with such stockholder’s ongoing financial and operational due diligence.

Available Information

We file or submit to the SEC annual, quarterly and current periodic reports, proxy statements and other information as required by the 1940 Act. The SEC maintains a website that contains reports, proxy and information statements and other information filed electronically by us with the SEC at http://www.sec.gov.

We make available our reports, proxies and information statements and other information free of charge as soon as reasonably practicable after we electronically file such materials with, or furnish to, the SEC. Information contained on the SEC’s website about us is not incorporated into this annual report and should not be considered to be a part of this Annual Report on Form 10-K.

Privacy Notice

Your privacy is very important to us. This notice (this “Privacy Notice”) sets forth our policies for the collection, use, storage, sharing, disclosure (collectively, “processing”) and protection of personal data relating to current, prospective and former investors in the Company, as applicable. This Privacy Notice is being provided in accordance with the requirements of data privacy laws, including the EU General Data Protection Regulation 2016/679 (“GDPR”), the US Gramm-Leach-Bliley Act of 1999, as amended, or any other law relating to privacy or the processing of personal data and any statutory instrument, order, rule or regulation implemented thereunder, each as applicable to us (collectively, “Data Protection Laws”). References to “you” or an “investor” in this Privacy Notice mean any investor who is an individual, or any individual connected with an investor who is a legal person (each such individual, a “data subject”), as applicable.

The Types of Personal Data We May Collect and Use

The categories of personal data we may collect include names, residential addresses or other contact details, signature, nationality, tax identification number, date of birth, place of birth, photographs, copies of identification documents, bank account details, information about assets or net worth, credit history, source of funds details or other sensitive information, such as certain special categories of data contained in the relevant materials or documents.

How We Collect Personal Data

We may collect personal data about you through: (i) information provided directly to us by you, or another person on your behalf; (ii) information that we obtain in relation to any transactions between you and us; and (iii) recording and monitoring of telephone conversations and electronic communications with you as described below.

We also may receive your personal information from third parties or other sources, such as our affiliates, the Investment Adviser, the Administrator, publicly accessible databases or registers, tax authorities, governmental agencies and supervisory authorities, credit agencies, fraud prevention and detection agencies, or other publicly accessible sources, such as the Internet.

Using Your Personal Data: The Legal Basis and Purposes

We may process your personal data for the purposes of administering the relationship between you and us (including communications and reporting), direct marketing of our products and services, monitoring and analyzing our activities, and complying with applicable legal or regulatory requirements (including anti-money laundering, fraud prevention, tax reporting, sanctions compliance, or responding to requests for information from supervisory authorities with competent jurisdiction over our business). Your personal data will be processed in accordance with Data Protection Laws and may be processed with your consent, upon your instruction, or for any of the purposes set out herein, including where we or a third-party consider there to be any other lawful purpose to do so.

Where personal data is required to satisfy a statutory obligation (including compliance with applicable anti-money laundering or sanctions requirements) or a contractual requirement, failure to provide such information may result in your investment in the Company being rejected or compulsorily redeemed. Where there is suspicion of unlawful activity, failure to provide personal data may result in the submission of a report to the relevant law enforcement agency or supervisory authority.

How We May Share Your Personal Data

We may disclose information about you to our affiliates or third parties, including the Investment Adviser, the Administrator, lenders and other counterparties of the Company for our everyday business purposes, such as to facilitate transactions, maintain your account(s) or respond to court orders and legal investigations. It may also be necessary, under anti-money laundering and similar laws, to disclose information about the Company’s investors in order to accept subscriptions from them or to facilitate the establishment of trading relationships for the Company with executing brokers or other counterparties. We will also release information about you if you direct us to do so.

We may share your information with our affiliates for direct marketing purposes, such as offers of products and services to you by us or our affiliates. You may prevent this type of sharing by contacting us at 844-383-8620. If you are a new investor, we can begin sharing your information with our affiliates for direct marketing purposes 30 days from the date of your initial investment in or commitment to the Company. When you are no longer our investor, we may continue to share your information with our affiliates for such purposes. We may also disclose information about your transactions and experiences with us to our affiliates for their everyday business purposes.

We do not share your information with non-affiliates for them to market their own services to you. We may disclose information you provide to us to companies that perform marketing services on our behalf, such as any placement agent retained by the Company.

Monitoring of Communications

We may record and monitor telephone conversations and electronic communications with you for the purposes of: (i) ascertaining the details of instructions given, the terms on which any transaction was executed or any other relevant circumstances; (ii) ensuring compliance with our regulatory obligations; and/or (iii) detecting and preventing the commission of financial crime.

Retention Periods and Security Measures

We will not retain personal data for longer than is necessary in relation to the purpose for which it is collected, subject to Data Protection Laws. Personal data will be retained for the duration of your investment in the Company, as applicable, and for a minimum period of five to seven years after a redemption of an investment from the Company or liquidation of the Company. We may retain personal data for a longer period for the purpose of marketing our products and services or compliance with applicable law. From time to time, we will review the purpose for which personal data has been collected and decide whether to retain it or to delete if it no longer serves any purpose to us.

To protect your personal information from unauthorized access and use, we apply technical and organizational security measures in accordance with Data Protection Laws. These measures include computer safeguards and secured files and buildings. We will notify you of any material personal data breaches affecting you in accordance with the requirements of Data Protection Laws.

International Transfers

Because of the international nature of a fund management business, personal data may be transferred to countries outside the European Economic Area (“Third Countries”), such as to jurisdictions where we conduct business or have a service provider, including the United States and other countries that may not have the same level of data protection as that afforded by the Data Protection Laws in the European Economic Area. In such cases, we will process personal data (or procure that it be processed) in the Third Countries in accordance with the requirements of the Data Protection Laws, which may include having appropriate contractual undertakings in legal agreements with service providers who process personal data on our behalf in such Third Countries.

Your Rights Under Data Protection Laws

Data subjects in the European Economic Area have certain rights under GDPR in relation to our processing of their personal data and these are, generally: (i) the right to request access to their personal data; (ii) the right to request rectification of their personal data; (iii) the right to request erasure of their personal data (the “right to be forgotten”); (iv) the right to restrict our processing or use of personal data; (v) the right to object to our processing or use where we have considered this to be necessary for our legitimate interests (such as in the case of direct marketing activities); (vi) where relevant, the right to request the portability; (vii) where their consent to processing has been obtained, the right to withdraw their consent at any time; and (viii) the right to lodge a complaint with a supervisory authority. Please note that the right to be forgotten that applies in certain circumstances under GDPR is not likely to be available in respect of the personal data we hold, given the purpose for which we collect such data, as described above.

You may contact us at any time to limit our sharing of your personal information. If you limit sharing for an account you hold jointly with someone else, your choices will apply to everyone on your account. United States state laws may give you additional rights to limit sharing.

Who To Contact About This Privacy Notice

Please contact our chief compliance officer at 844-383-8620 or by writing to the following address: Commonwealth Credit Partners BDC I, Inc., 525 Okeechobee Boulevard, Suite 1050, West Palm Beach, FL, 33401, for any questions about this Privacy Notice or requests with regards to the personal data we hold.

For more specific information or requests in relation to the processing of personal data by the Administrator or any other service provider of the Company, you may also contact the relevant service provider directly at the address specified herein.

Item 1A.	Risk Factors

An investment in our securities involves certain risks relating to our structure and investment objective. The risks set forth below are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may materially affect our business, our structure, our financial condition, our investments and/or operating results. If any of the following events occur, our business, financial condition and results of operations could be materially and adversely affected. In such case, the net asset value of our common stock could decline. There can be no assurance that we will achieve our investment objective and you may lose all or part of your investment.

RISKS RELATING TO OUR BUSINESS AND STRUCTURE

We have a limited operating history.

We are a newly formed entity with very limited operations and therefore have no meaningful operating history upon which an investor may evaluate their performance. The prior investment performance described herein, as with all performance data, can provide no assurance of our future results. Moreover, we are subject to all of the business risks and uncertainties associated with any new fund, including the risk that we will not achieve our investment objective and that the value of our shares of common stock could decline substantially.

Other than us, the Investment Adviser does not manage other companies that are regulated such as BDCs and RICs. The 1940 Act and the Code impose numerous constraints on the operations of BDCs and RICs that do not apply to the other investment vehicles previously managed by the investment professionals of the Investment Adviser. For example, under the 1940 Act, BDCs are required to invest at least 70% of their total assets primarily in securities of qualifying U.S. private or thinly traded companies, cash, cash equivalents, U.S. government securities and other high quality debt investments that mature in one year or less. Moreover, qualification for taxation as a RIC under Subchapter M of the Code requires satisfaction of source-of-income, asset diversification and annual distribution requirements. The failure to comply with these provisions in a timely manner could prevent us from qualifying as a BDC or as a RIC and could force us to pay unexpected taxes and penalties, which would have a material adverse effect on our performance. If we fail to maintain our status as a BDC or qualify as a RIC, our operating flexibility could be significantly reduced.

The Investment Adviser depends on its broader organization’s relationships with private equity sponsors, investment banks and commercial banks, and we rely to a significant extent upon these relationships to provide us with potential investment opportunities. If the investment professionals of the Investment Adviser fail to maintain existing relationships or develop new relationships with other sponsors or sources of investment opportunities, we may not be able to grow our investment portfolio. In addition, individuals with whom the investment professionals of the Investment Adviser have relationships are not obligated to provide us with investment opportunities, and, therefore, there is no assurance that any relationships they currently or may in the future have will generate investment opportunities for us.

Global economic, political and market conditions may adversely affect our business, results of operations and financial condition, including our revenue growth and profitability.

The current worldwide financial market situation, as well as various social and political tensions in the U.S. and around the world, may contribute to increased market volatility, may have long-term effects on the U.S. and worldwide financial markets, and may cause economic uncertainties or deterioration in the U.S. and worldwide. Since 2010, several European Union (“EU”) countries, including Greece, Ireland, Italy, Spain, and Portugal, have faced budget issues, some of which may have negative long-term effects for the economies of those countries and other EU countries. There is continued concern about national-level support for the Euro and the accompanying coordination of fiscal and wage policy among European Economic and Monetary Union member countries. In a June 2016 referendum, citizens of the United Kingdom (“U.K.”) voted to leave the EU in a decision commonly known as “Brexit.” On January 31, 2020, the United Kingdom withdrew from the EU subject to a withdrawal agreement that permits the United Kingdom to effectively remain in the EU from an economic perspective during a transition phase that was set to expire at the end of 2020. On December 24, 2020, the United Kingdom and EU announced a preliminary trade agreement and security deal, which was ratified by the United Kingdom Parliament and approved by European Union governments. The agreement took effect on January 1, 2021 and replaces the existing arrangements during the transitional period. The United Kingdom and the EU will continue to negotiate and finalize rules and agreements regarding the United Kingdom’s exit from the EU.

Brexit created political and economic uncertainty and instability in the global markets (including currency and credit markets), and especially in the U.K. and the EU, and this uncertainty and instability may last indefinitely. The United Kingdom’s decision to leave the EU has created significant uncertainty about the future relationship between the U.K. and the EU and also the future status of trade deals between the U.K. and the rest of the world, which may need to be negotiated on a bilateral basis upon the E.U.’s trade deals ceasing to apply to the U.K. upon its official departure. The U.K.’s referendum has also given rise to calls for the governments of other E.U. member states to consider withdrawal. These developments, or the perception that any of them could occur, have had and may continue to have a material adverse effect on global economic conditions and the stability of global financial markets, markets, the economy generally and on our ability to execute our investment strategies and to receive attractive returns, and may significantly reduce global market liquidity and restrict the ability of key market participants to operate in certain financial markets. Any of these factors could depress economic activity and harm our investment objective. In addition, the fiscal policy of foreign nations, such as Russia and China, may have a severe impact on the worldwide and U.S. financial markets. We cannot predict the effects of these or similar events in the future on the U.S. economy and securities markets or on our investments. We monitor developments and seek to manage our investments in a manner consistent with achieving our investment objective, but there can be no assurance that we will be successful in doing so.

In the United States, the economy has generally recovered from the 2008 financial crisis, however the impact of the outbreak of the coronavirus, as discussed below, brings new uncertainty. The S&P 500 had reached new record levels and leverage loan and high yield issuance had surged as investors once again are pursuing yield in the protracted low interest rate environment. However, there has been substantial recent volatility in the markets, and it is not possible to predict how long this volatility will continue or what impact it will have on the Company or its investments. While there appear to be some similarities to the run-up to the financial crisis, there has also been a sweeping overhaul of the U.S. financial regulatory system, resulting in increased oversight, transparency and accountability. In general, corporations have strong balance sheets and record profitability, banks have more tangible capital to absorb losses and the housing market does not appear to be overheated.

Regulatory changes and credit cycles lead to dislocations in the various markets in which the Company is expected to invest, and provide an ever-changing landscape that inevitably will be different from the ones faced in prior economic cycles.

It is uncertain whether regulatory and other governmental actions will be able to prevent further losses and volatility in securities markets, or stimulate the credit markets. The Company may be adversely affected by the foregoing events, or by similar or other events, including tax reform, in the future. In the longer term, there may be significant new regulations that could limit the Company’s activities and investment opportunities or change the functioning of the capital markets, and there is the possibility of a severe worldwide economic downturn. Consequently, the Company may not be capable of, or successful at, preserving the value of its assets, generating positive investment returns or effectively managing risks.

The activities of the Company could be materially adversely affected by the instability in the U.S. and/or global financial markets and/or changes in market, economic, political, and/or regulatory conditions, as well as by numerous other factors outside the control of the Company, the Investment Adviser, the Stockholders and their respective affiliates. The outcomes of U.S. elections may create uncertainty with respect to legal, tax and regulatory regimes in which the Company and its portfolio companies, as well as the Investment Adviser, Comvest Partners and their affiliates operate. Any significant changes in economic or tax policy and/or government programs could have a material adverse impact on the Company and on the Company’s investments.

Many of the portfolio companies in which the Company will invest may be susceptible to economic slowdowns or recessions. Therefore, non-performing assets may increase and the value of the Company’s portfolio may decrease during these periods as the Company is required to record the investments at their current fair value. Economic slowdowns or recessions could lead to financial losses in the Company’s portfolio and a decrease in revenues, net income and assets. Unfavorable economic conditions also could increase portfolio companies’ funding costs, limit portfolio companies’ access to the capital markets or result in a decision by lenders (including the Company) not to extend credit to such portfolio company. These events could prevent the Company from increasing investments and harm its operating results.

A renewed disruption in the capital markets and the credit markets could adversely affect our business

As a BDC, we must maintain our ability to raise additional capital for investment purposes. If we are unable to access the capital markets or credit markets, we may be forced to curtail our business operations and may be unable to pursue new investment opportunities. The capital markets and the credit markets have experienced extreme volatility in recent periods, and, as a result, there have been and will likely continue to be uncertainty in the financial markets in general. Disruptions in the capital markets in recent years increased the spread between the yields realized on risk-free and higher risk securities, resulting in illiquidity in parts of the capital markets. In addition, a prolonged period of market illiquidity may cause us to reduce the volume of loans that we originate and/or fund and adversely affect the value of our portfolio investments. Unfavorable economic conditions could also increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. These events could limit our investment originations, limit our ability to grow and negatively impact our operating results. Ongoing disruptive conditions in the financial industry and the impact of new legislation in response to those conditions could restrict our business operations and, consequently, could adversely impact our business, results of operations and financial condition.

If the fair value of our assets declines substantially, we may fail to maintain the asset coverage ratios imposed upon us by the 1940 Act. Any such failure would result in a default under such indebtedness and otherwise affect our ability to issue senior securities, borrow under a credit facility and pay distributions, which could materially impair our business operations. Our liquidity could be impaired further by our inability to access the capital or credit markets. For example, we cannot be certain that we will be able to renew our Leverage Arrangements as they mature or to consummate new arrangements to provide capital for normal operations. In recent years, reflecting concern about the stability of the financial markets, many lenders and institutional investors have reduced or ceased providing funding to borrowers. This market turmoil and tightening of credit have led to increased market volatility and widespread reduction of business activity generally in recent years. In addition, adverse economic conditions due to these disruptive conditions could materially impact our ability to comply with the financial and other covenants in any existing or future Leverage Arrangements. If we are unable to comply with these covenants, this could materially adversely affect our business, results of operations and financial condition.

There is uncertainty as to the value of our portfolio investments because most of our investments are, and may continue to be in private companies and recorded at fair value. In addition, the fair values of our investments are determined by our Board in accordance with our valuation policy.

Some of our investments are and may be in the form of securities or loans that are not publicly traded. The fair value of these investments may not be readily determinable. Under the 1940 Act, we are required to carry our portfolio investments at market value or, if there is no readily available market value, at fair value as determined in good faith by our Board, including to reflect significant events affecting the value of our securities. We ((x) through an unaffiliated third-party firm, to the extent that our assets are treated as “plan assets” for purposes of ERISA, or (y) through our Investment Adviser and/or Administrator, to the extent that our assets are not treated as “plan assets” for purposes of ERISA) value our investments for which we do not have readily available market quotations quarterly, or more frequently as circumstances require, at fair value as determined in good faith by our Board in accordance with our valuation policy, which is at all times consistent with GAAP. See “Item 1. Business—Valuation of Portfolio Securities” for additional information on valuations in this Annual Report on Form 10-K.

We will utilize independent third-party and unaffiliated valuation firms for the purposes of valuing our portfolio investments to the extent that such assets are treated as “plan assets” for purposes of ERISA. See “Item 1. Business—The Administrator”. Under such circumstances, the valuations of such third-party and unaffiliated valuations firms must be used without adjustment.

However, to the extent that our assets are not treated as “plan assets” for purposes of ERISA, our Board still expects to utilize the services of one or more independent third-party valuation firms to aid it in determining the fair value with respect to our material unquoted assets in accordance with our valuation policy. Under such circumstances, the inputs into the determination of fair value of these investments may require significant management judgment or estimation. Even if observable market data is available, such information may be the result of consensus pricing information or broker quotes, which include a disclaimer that the broker would not be held to such a price in an actual transaction. The non-binding nature of consensus pricing and/or quotes accompanied by disclaimers materially reduces the reliability of such information.

Furthermore, under such circumstances where our assets are not treated as “plan assets” for purposes of ERISA, the types of factors that the Board may take into account in determining the fair value of our investments is generally expanded to include, as appropriate: available market data, including relevant and applicable market trading and transaction comparables, applicable market yields and multiples, security covenants, call protection provisions, information rights, the nature and realizable value of any collateral, the portfolio company’s ability to make payments, its earnings and discounted cash flows and the markets in which it does business, comparisons of financial ratios of peer companies that are public, comparable merger and acquisition transactions and the principal market and enterprise values. Since these valuations, and particularly valuations of private securities and private companies, are inherently uncertain, may fluctuate over short periods of time and may be based on estimates, our determinations of fair value may differ materially from the values that would have been used if a ready market for these securities existed. Due to this uncertainty, our fair value determinations may cause our net asset value, on any given date, to be materially understated or overstated. In addition, investors purchasing our common stock based on an overstated net asset value would pay a higher price than the realizable value that our investments might warrant.

To the extent that our assets are not treated as “plan assets” for purposes of ERISA, we may adjust quarterly the valuation of our portfolio to reflect our Board’s determination of the fair value of each investment in our portfolio. Any changes in fair value are recorded in our statement of operations as net change in unrealized gain or loss.

Our ability to achieve our investment objective depends on key investment personnel of the Investment Adviser. If the Investment Adviser were to lose any of its key investment personnel, our ability to achieve our investment objective could be significantly harmed.

We depend on the investment judgment, skill and relationships of the investment professionals of the Investment Adviser to identify, evaluate, negotiate, structure, execute, monitor and service our investments. The Investment Adviser, as an affiliate of Comvest Partners, is supported by Comvest Partners to fulfill its obligations to us under the Investment Advisory Agreement. The Investment Adviser may also depend upon Comvest Partners to obtain access to investment opportunities originated by professionals. Our future success depends to a significant extent on the continued service and coordination of the key investment personnel of the Investment Adviser. The departure of any of these individuals could have a material adverse effect on our ability to achieve our investment objective.

The Investment Committee, which provides oversight over our investment activities, is provided by the Investment Adviser. The loss of any member of the Investment Committee or of other senior professionals of the Investment Adviser and its affiliates without suitable replacement could limit our ability to achieve our investment objective and operate as we anticipate. This could have a material adverse effect on our financial condition, results of operation and cash flows. To achieve our investment objective, the Investment Adviser may hire, train, supervise and manage new investment professionals to participate in its investment selection and monitoring process. If the Investment Adviser is unable to find investment professionals or do so in a timely manner, our business, financial condition and results of operations could be adversely affected.

We do not expect to replicate the historical performance of other entities managed or supported by Comvest Partners.

We do not expect to replicate the historical performance of Comvest Partners’ investments, or those of its affiliates. In addition, our investment strategies may differ from those of Comvest Partners or its affiliates. We, as a BDC and as a RIC, are subject to certain regulatory restrictions that do not apply to Comvest Partners or its affiliates. Furthermore, to the extent that our assets are treated as “plan assets” for purposes of ERISA, we will be subject to certain regulatory restrictions that do not otherwise generally apply to Comvest Partners or its affiliates. See also “—We will accept investments from ERISA Plans” below. Finally, we can offer no assurance that our investment team will be able to continue to implement our investment objective with the same degree of success as it has had in the past.

We operate in a highly competitive market for investment opportunities and may not be able to compete effectively.

We compete for investments with other BDCs and investment funds (including private equity and hedge funds), as well as traditional financial services companies such as commercial banks and other sources of funding. Many of our competitors are substantially larger and have considerably greater financial, technical and marketing resources than we do. For example, some competitors may have a lower cost of capital and access to funding sources that are not available to us. In addition, some of our competitors may have higher risk tolerances or different risk assessments than us. Furthermore, many of our competitors have greater experience operating under, or are not subject to, the regulatory restrictions that the 1940 Act imposes on us as a BDC or the source-of-income, asset diversification and distribution requirements that we must satisfy to maintain our tax treatment as a RIC. These characteristics could allow our competitors to consider a wider variety of investments, establish more relationships and offer better pricing and more flexible structuring than we are able to do.

We may lose investment opportunities if our pricing, terms and structure do not match those of our competitors. With respect to the investments that we make, we do not seek to compete based primarily on the interest rates we may offer, and we believe that some of our competitors may make loans with interest rates that may be lower than the rates we offer. In the secondary market for acquiring existing loans, we expect to compete generally on the basis of pricing terms. If we match our competitors’ pricing, terms and structure, we may experience decreased net interest income, lower yields and increased risk of credit loss. If we are forced to match our competitors’ pricing, terms and structure, we may not be able to achieve acceptable returns on our investments or may bear substantial risk of capital loss. Part of our competitive advantage stems from the fact that we believe the market for middle market lending is underserved by traditional bank lenders and other financial sources. A significant increase in the number and/or the size of our competitors in this target market could force us to accept less attractive investment terms. We may also compete for investment opportunities with accounts managed by the Investment Adviser or its affiliates. Although the Investment Adviser allocates opportunities in accordance with its policies and procedures, allocations to such other accounts reduces the amount and frequency of opportunities available to us and may not be in our best interests and, consequently, our stockholders. Moreover, the performance of investment opportunities is not known at the time of allocation. If we are not able to compete effectively, our business, financial condition and results of operations may be adversely affected, thus affecting our business, financial condition and results of operations. Because of this competition, there can be no assurance that we will be able to identify and take advantage of attractive investment opportunities that we identify or that we will be able to fully invest our available capital.

Our business, results of operations and financial condition depend on our ability to manage future growth effectively.

Our ability to achieve our investment objective and to grow depends on the Investment Adviser’s ability to identify, invest in and monitor companies that meet our investment criteria. Accomplishing this result on a cost-effective basis is largely a function of the Investment Adviser’s structuring of the investment process, its ability to provide competent, attentive and efficient services to us and its ability to access financing on acceptable terms. The Investment Adviser has substantial responsibilities under the Investment Advisory Agreement and may also be called upon to provide managerial assistance to our eligible portfolio companies. These demands on the time of the Investment Adviser and its investment professionals may distract them or slow our rate of investment. In order to grow, we and the Investment Adviser may need to retain, train, supervise and manage new investment professionals. However, these investment professionals may not be able to contribute effectively to the work of the Investment Adviser. If we are unable to manage our future growth effectively, our business, results of operations and financial condition could be materially adversely affected.

We may borrow money, which could magnify the potential for gain or loss on amounts invested in us and increase the risk of investing in us.

We may elect to utilize one or more subscription lines (each, a “Subscription Line”), each of which would be expected to be secured by our Aggregate Committed Capital, including to fund portfolio investments pending receipt of amounts drawn from Stockholders with respect to unfunded Capital Commitments. We may also guarantee loans made to or in respect of the Company or its investments or enter into repurchase agreements in respect of investments (together with any Subscription Lines, “Leverage Arrangements”).

In accordance with the 1940 Act as presently in effect, BDCs generally are prohibited from incurring additional leverage to the extent it would cause them to have less than a 150% asset coverage ratio, reflecting approximately a 2:1 debt to equity ratio, taking into account the then current fair value of their investments.

Our ability to service any debt that we incur depends largely on our financial performance and is subject to prevailing economic conditions and competitive pressures. In addition, holders of our common stock will, indirectly, bear the burden of any increase in our expenses as a result of leverage.

The Small Business Credit Availability Act (“SBCAA”), among other things, modified the applicable provisions of the 1940 Act to reduce the required asset coverage ratio applicable to BDCs from 200% to 150% subject to certain conditions. Increased leverage could increase the risks associated with investing in us. For example, if the value of the Company’s assets decreases, although the asset base and expected revenues would be larger because increased leverage would permit the Company to acquire additional assets, leverage will cause the Company’s net asset value to decline more sharply than it otherwise would have without leverage or with lower leverage. Similarly, any decrease in the Company’s revenue would cause its net income to decline more sharply, on a relative basis, than it would have if the Company had not borrowed or had borrowed less (although, as noted above, the Company’s asset base and expected revenues would likely be larger). However, since the Company does not expect to use leverage to a significant degree, there are no material additional risks associated with increased leverage other than the amount of the leverage.

As of December 31, 2021, the Company had total senior securities of $113 million, consisting of borrowings under the Goldman Credit Facility, and had an asset coverage ratio of 224%.

If we are unable to comply with the covenants or restrictions in our borrowings, our business could be materially adversely affected.

Leverage Arrangements into which we may enter may include covenants that, subject to exceptions, restrict our ability to pay distributions, create liens on assets, make investments, make acquisitions and engage in mergers or consolidations. Such arrangements may also include a change of control provision that accelerates the indebtedness under the facility in the event of certain change of control events. Complying with these restrictions may prevent us from taking actions that we believe would help us grow our business or are otherwise consistent with our investment objective. These restrictions could also limit our ability to plan for or react to market conditions or meet extraordinary capital needs or otherwise restrict corporate activities. In addition, the restrictions contained in a credit facility could limit our ability to make distributions to our stockholders in certain circumstances, which could result in us failing to qualify as a RIC and thus becoming subject to corporate-level U.S. federal income tax (and any applicable state and local taxes).

We may need to raise additional capital to grow.

We may need additional capital to fund new investments and grow. We may access the capital markets periodically to issue equity securities. In addition, we may also issue debt securities or borrow from financial institutions in order to obtain such additional capital. Unfavorable economic conditions could increase our funding costs and limit our access to the capital markets or result in a decision by lenders not to extend credit to us. A reduction in the availability of new capital could limit our ability to grow. In addition, we are required to distribute at least 90.0% of our net ordinary income and net short-term capital gains in excess of net long-term capital losses, if any, to our stockholders to maintain our RIC status. As a result, these earnings will not be available to fund new investments. If we are unable to access the capital markets or if we are unable to borrow from financial institutions, we may be unable to grow our business and execute our business strategy fully, and our earnings, if any, could decrease, which could have an adverse effect on the value of our securities.

Changes in interest rates may affect our cost of capital and net investment income.

To the extent we borrow money to make investments, our net investment income depends, in part, upon the difference between the rate at which we borrow funds and the rate at which we invest those funds. As a result, a significant change in market interest rates may have a material adverse effect on our net investment income in the event we use debt to finance our investments. In periods of rising interest rates, our cost of funds would increase, which could reduce our net investment income. We may use interest rate risk management techniques in an effort to limit our exposure to interest rate fluctuations. These techniques may include various interest rate hedging activities to the extent permitted by the 1940 Act.

RISKS RELATING TO OUR OPERATIONS

Because we intend to distribute substantially all of our income to our stockholders to maintain our status as a RIC, we will continue to need additional capital to finance our growth. If additional funds are unavailable or not available on favorable terms, our ability to grow may be impaired.

In order for us to qualify for the tax benefits available to RICs and to avoid payment of excise taxes, we intend to distribute to our stockholders substantially all of our annual taxable income. As a result of these requirements, we may need to raise capital from other sources to grow our business.

Our ability to enter into transactions with our affiliates is restricted.

As a BDC, we are prohibited under the 1940 Act from participating in certain transactions with our affiliates without the prior approval of our Independent Directors and, in some cases, the SEC. Any person that owns, directly or indirectly, 5.0% or more of our outstanding voting securities is an affiliate of ours for purposes of the 1940 Act. We are generally prohibited from buying or selling any securities (other than our securities) from or to an affiliate. The 1940 Act also prohibits certain “joint” transactions with an affiliate, which could include investments in the same portfolio company (whether at the same or different times), without prior approval of Independent Directors and, in some cases, the SEC. If a person acquires more than 25.0% of our voting securities, we are prohibited from buying or selling any security (other than our securities) from or to such person or certain of that person’s affiliates, or entering into prohibited joint transactions with such persons, absent the prior approval of the SEC. Similar restrictions limit our ability to transact business with our officers or directors or their affiliates. As a result of these restrictions, we may be prohibited from buying or selling any security from or to any portfolio company of a private equity fund managed by any affiliate of the Investment Adviser without the prior approval of the SEC, which may limit the scope of investment opportunities that would otherwise be available to us.

Because that our assets from time to time may be, and are presently, treated as “plan assets” for purposes of ERISA, we will also be prohibited under ERISA from entering into transactions with our affiliates, although we may make co-investments with such entities if appropriate and to the extent permitted under the 1940 Act. See “Item 1. Business — ERISA Considerations” in this Annual Report on Form 10-K.

The Investment Adviser has significant potential conflicts of interest with us and, consequently, your interests as stockholders which could adversely impact our investment returns.

Our executive officers and directors, as well as the current or future investment professionals of the Investment Adviser, serve or may serve as officers, directors or principals of entities that operate in the same or a related line of business as we do or of investment funds managed by our affiliates. Accordingly, they may have obligations to investors in those entities, the fulfillment of which might not be in your interests as stockholders. We are focused primarily on investing in the investments that we target, in the future, the investment professionals of the Investment Adviser and/or its affiliates that provide services pursuant to the Investment Management Agreement may manage other funds which may from time to time have overlapping investment objectives with our own and, accordingly, may invest in, whether principally or secondarily, asset classes similar to those targeted by us. If this occurs, the Investment Adviser may face conflicts of interest in allocating investment opportunities to us and such other funds. Although the investment professionals endeavor to allocate investment opportunities in a fair and equitable manner, it is possible that we may not be given the opportunity to participate in certain investments made by the Investment Adviser or persons affiliated with the Investment Adviser or that certain of these investment funds may be favored over us. When these investment professionals identify an investment, they may be forced to choose which investment fund should make the investment.

While we may co-invest with investment entities managed by the Investment Adviser or its affiliates to the extent permitted by the 1940 Act and the rules and regulations thereunder and ERISA, if applicable, the 1940 Act imposes significant limits on co-investment. On August 2, 2021, the SEC granted the Company relief sought in an application for an exemptive order (the “Exemptive Order”), which permits us to co-invest in portfolio companies with certain funds or entities managed by the Investment Adviser or its affiliates in certain negotiated transactions where co-investing would otherwise be prohibited under the 1940 Act, subject to the conditions of the Exemptive Order. Pursuant to the Exemptive Order, we are permitted to co-invest with our affiliates if a “required majority” (as defined in Section 57(o) of the 1940 Act) of our Independent Directors make certain conclusions in connection with a co-investment transaction, including, but not limited to, that (1) the terms of the potential co-investment transaction, including the consideration to be paid, are reasonable and fair to us and our stockholders and does not involve overreaching in respect of us or our stockholders on the part of any person concerned, and (2) the potential co-investment transaction is consistent with the interests of our stockholders and is consistent with our then-current investment objectives and strategies. In addition, to the extent that our assets are treated as “plan assets” under ERISA, we will only co-invest in the same issuer with certain funds or entities managed by the Investment Adviser or its affiliates, so long as their and our respective investments are at the same level of such issuer’s capital structure and so long as such co-investment would not otherwise constitute a “prohibited transaction” under ERISA; provided, that in no event will we co-invest with any other fund or entity in contravention of the 1940 Act.

If the Investment Adviser forms other affiliates in the future, we may co-invest on a concurrent basis with such other affiliates, subject to compliance with ERISA, applicable regulations and regulatory guidance or an exemptive order from the SEC and our allocation procedures. In addition, we pay management fees to the Investment Adviser and reimburse the Investment Adviser for certain expenses it incurs. As a result, investors in our common stock invest in us on a “gross” basis and receive distributions on a “net” basis after our expenses. Any potential conflict of interest arising as a result of the arrangements with the Investment Adviser could have a material adverse effect on our business, results of operations and financial condition.

Conflicts of interest may exist related to other arrangements with the Investment Adviser or its affiliates.

We have entered into a royalty-free license agreement with Commonwealth under which Commonwealth has agreed to grant us a non-exclusive, royalty-free license to use the name Commonwealth. In addition, to the extent (i) Benefit Plan Investors hold less than 25% of our shares, or (ii) our shares are listed on a national securities exchange, we will reimburse the Administrator for the allocable portion of overhead and other expenses incurred by the Administrator in performing its obligations to us under the Administration Agreement, such as, but not limited to, the allocable portion of the cost of our chief financial officer and their respective staffs. This could create conflicts of interest that our Board must monitor.

The Investment Adviser’s liability is limited under the Investment Management Agreement, and we have agreed to indemnify the Investment Adviser against certain liabilities, which may lead the Investment Adviser to act in a riskier manner than it would when acting for its own account.

Under the Investment Management Agreement, the Investment Adviser does not assume any responsibility other than to render the services called for under that agreement, and it is not responsible for any action of our Board in following or declining to follow the Investment Adviser’s advice or recommendations. Under the terms of the Investment Management Agreement, the Investment Adviser, its officers, members, personnel, any person controlling or controlled by the Investment Adviser are not liable for acts or omissions performed in accordance with and pursuant to the Investment Management Agreement, except those resulting from acts constituting gross negligence, willful misconduct, bad faith, breach of its fiduciary duties under ERISA, if applicable, or reckless disregard of the Investment Adviser’s duties under the Investment Management Agreement. In addition, we have agreed to indemnify the Investment Adviser and each of its officers, directors, members, managers and employees from and against any claims or liabilities, including reasonable legal fees and other expenses reasonably incurred, arising out of or in connection with our business and operations or any action taken or omitted pursuant to authority granted by the Investment Management Agreement, except where attributable to gross negligence, willful misconduct, bad faith, breach of its fiduciary duties under ERISA, if applicable, or reckless disregard of such person’s duties under the Investment Management Agreement. These protections may lead the Investment Adviser to act in a riskier manner than it would when acting for its own account.

The Investment Adviser and Administrator can resign upon 60 days’ notice, and a suitable replacement may not be found within that time, resulting in disruptions in our operations that could adversely affect our business, results of operations and financial condition.

Under the Investment Management Agreement, the Investment Adviser has the right to resign at any time upon 60 days’ written notice, whether a replacement has been found or not. If the Investment Adviser resigns, we may not be able to find a new Investment Adviser or hire internal management with similar expertise and ability to provide the same or equivalent services on acceptable terms within 60 days, or at all. If a replacement is not able to be found on a timely basis, our business, results of operations and financial condition and our ability to pay distributions are likely to be materially adversely affected. In addition, if we are unable to identify and reach an agreement with a single institution or group of executives having the expertise possessed by the Investment Adviser and its affiliates, the coordination of its internal management and investment activities is likely to suffer. Even if we are able to retain comparable management, whether internal or external, their integration into our business and lack of familiarity with our investment objective may result in additional costs and time delays that may materially adversely affect our business, results of operations and financial condition.

If we fail to maintain our status as a BDC, our business and operating flexibility could be significantly reduced.

We qualify as a BDC under the 1940 Act. The 1940 Act imposes numerous constraints on the operations of BDCs. For example, BDCs are required to invest at least 70.0% of their total assets in specified types of securities, primarily in private companies or thinly-traded U.S. public companies, cash, cash equivalents, U.S. government securities and other high quality debt investments that mature in one year or less. Failure to comply with the requirements imposed on BDCs by the 1940 Act could cause the SEC to bring an enforcement action against us and/or expose us to claims of private litigants. In addition, upon approval of a majority of our stockholders, we may elect to withdraw their respective election as a BDC. If we decide to withdraw our election, or if we otherwise fail to qualify, or maintain our qualification, as a BDC, we may be subject to the substantially greater regulation under the 1940 Act as a closed-end investment company. Compliance with these regulations would significantly decrease our operating flexibility and could significantly increase our cost of doing business.

If we do not invest a sufficient portion of our assets in qualifying assets, we could be precluded from investing in certain assets or could be required to dispose of certain assets, which could have a material adverse effect on our business, financial condition and results of operations.

As a BDC, we are prohibited from acquiring any assets other than “qualifying assets” unless, at the time of and after giving effect to such acquisition, at least 70.0% of our total assets are qualifying assets. We may acquire in the future other investments that are not “qualifying assets” to the extent permitted by the 1940 Act. If we do not invest a sufficient portion of our assets in qualifying assets, we would be prohibited from investing in additional assets, which could have a material adverse effect on our business, financial condition and results of operations. Similarly, these rules could prevent us from making follow-on investments in existing portfolio companies (which could result in the dilution of our position) or could require us to dispose of investments at inopportune times in order to come into compliance with the 1940 Act. If we need to dispose of these investments quickly, it may be difficult to dispose of such investments on favorable terms. For example, we may have difficulty in finding a buyer and, even if a buyer is found, we may have to sell the investments at a substantial loss.

Our ability to invest in public companies may be limited in certain circumstances.

To maintain our status as a BDC, we are not permitted to acquire any assets other than in “qualifying assets” specified in the 1940 Act unless, at the time the acquisition is made, at least 70.0% of our total assets are qualifying assets (with certain limited exceptions). Subject to certain exceptions for follow-on investments and distressed companies, an investment in an issuer that has outstanding securities listed on a national securities exchange may be treated as qualifying assets only if such issuer has a common equity market capitalization that is less than $250.0 million at the time of such investment.

Regulations governing the operations of BDCs may affect our ability to raise additional equity capital as well as our ability to issue senior securities or borrow for investment purposes, any or all of which could have a negative effect on our investment objectives and strategies.

Our business requires a substantial amount of capital. We may acquire additional capital from the issuance of senior securities, including borrowing under a credit facility or other indebtedness. In addition, we may also issue additional equity capital, which would in turn increase the equity capital available to us. However, we may not be able to raise additional capital in the future on favorable terms or at all.

We may issue debt securities and preferred stock, and we may borrow money from banks or other financial institutions, which we refer to collectively as “senior securities”, up to the maximum amount permitted by the 1940 Act. We do not currently intend to issue preferred stock, however. The 1940 Act permits us to issue senior securities in amounts such that our asset coverage, as defined in the 1940 Act, equals at least 150% after each issuance of senior securities. If our asset coverage ratio is not at least 150%, we would be unable to issue senior securities, and if we had senior securities outstanding (other than any indebtedness issued in consideration of a privately arranged loan, such as any indebtedness outstanding under a credit facility), we would be unable to make distributions to our Stockholders. If the value of our assets declines, we may be unable to satisfy this test. If that happens, we may be required to liquidate a portion of our investments and repay a portion of our indebtedness at a time when such sales may be disadvantageous.

In addition, we may in the future seek to securitize other portfolio securities to generate cash for funding new investments. To securitize loans, we would likely create a wholly-owned subsidiary and contribute a pool of loans to the subsidiary. We would then sell interests in the subsidiary on a non-recourse basis to purchasers and we would retain all or a portion of the equity in the subsidiary. If we are unable to successfully securitize our loan portfolio our ability to grow our business or fully execute our business strategy could be impaired and our earnings, if any, could decrease. The securitization market is subject to changing market conditions, and we may not be able to access this market when it would be otherwise deemed appropriate. Moreover, the successful securitization of our portfolio might expose us to losses as the residual investments in which we do not sell interests will tend to be those that are riskier and more apt to generate losses. The 1940 Act also may impose restrictions on the structure of any securitization.

We may also obtain capital through the issuance of additional equity capital. As a BDC, we generally are not able to issue or sell our common stock at a price below net asset value per share. If our common stock trades at a discount to our net asset value per share, this restriction could adversely affect our ability to raise equity capital. We may, however, sell our common stock, or warrants, options or rights to acquire our common stock, at a price below our net asset value per share if the Board and Independent Directors determine that such sale is in our best interests and the best interests of our stockholders, and our stockholders approve such sale. In any such case, the price at which our securities are to be issued and sold may not be less than a price that, in the determination of the Board, closely approximates the market value of such securities (less any underwriting commission or discount). If we raise additional funds by issuing more shares of our common stock, or if we issue senior securities convertible into, or exchangeable for, our common stock, the percentage ownership of our stockholders may decline and you may experience dilution.

Our business model in the future may depend to an extent upon our referral relationships with private equity sponsors, and the inability of the investment professionals of the Investment Adviser to maintain or develop these relationships, or the failure of these relationships to generate investment opportunities, could adversely affect our business strategy.

If the investment professionals of the Investment Adviser fail to maintain existing relationships or develop new relationships with other sponsors or sources of investment opportunities, we may not be able to grow our investment portfolio. In addition, individuals with whom the investment professionals of the Investment Adviser have relationships are not obligated to provide us with investment opportunities, and, therefore, there is no assurance that any relationships they currently or may in the future have will generate investment opportunities for us.

Our Board may change our investment objective, operating policies and strategies without prior notice or stockholder approval, the effects of which may be adverse to your interests as stockholders.

Our Board has the authority, except as otherwise provided in the 1940 Act, to modify or waive certain of our operating policies and strategies without prior notice and without stockholder approval. As a result, our Board may be able to change our investment policies and objectives without any input from our stockholders. However, absent stockholder approval, we may not change the nature of our business so as to cease to be, or withdraw our election as, a BDC. Under Delaware law, we also cannot be dissolved without prior stockholder approval. We cannot predict the effect any changes to our current operating policies and strategies would have on our business and operating results. Nevertheless, any such changes could adversely affect our business and impair our ability to make distributions to our stockholders.

We will be subject to corporate-level U.S. federal income tax on all of our income if we are unable to maintain tax treatment as a RIC under Subchapter M of the Code, which would have a material adverse effect on our financial performance.

Although we intend to qualify annually as a RIC under Subchapter M of the Code, no assurance can be given that we will be able to obtain or maintain our RIC tax treatment. To maintain RIC tax treatment and be relieved of U.S. federal income taxes on income and gains distributed to our stockholders, we must meet the annual distribution, source-of-income and asset diversification requirements described below.

•

The annual distribution requirement will be satisfied if we distribute dividends to our stockholders during the taxable year equal to at least 90.0% of our investment company taxable income (as that term is defined in the Code, but determined without regard to the deduction for dividends paid) plus 90.0% of our net interest income excludable under Section 103(a) of the Code. Because we use debt financing, we would be subject to an asset coverage ratio requirement under the 1940 Act, and we may be subject to certain financial covenants contained in debt financing agreements (as applicable). This asset coverage ratio requirement and these financial covenants could, under certain circumstances, restrict us from making distributions to our stockholders, which distributions are necessary for us to satisfy the annual distribution requirement. If we are unable to obtain cash from other sources and thus are unable to make sufficient distributions to our stockholders, we could fail to qualify for tax treatment as a RIC and thus become subject to U.S. corporate-level federal income tax (and any applicable state and local taxes).

•	The source-of-income requirement will be satisfied if at least 90.0% of our allocable share of gross income for each taxable year is derived from dividends, interest payments with respect to loans of certain securities, gains from the sale of stock or other securities, net income from certain “qualified publicly traded partnerships” or other income derived with respect to our business of investing in such stock or securities.

•

The asset diversification requirement will be satisfied if we meet certain asset diversification requirements at the end of each quarter of our taxable year. To satisfy this requirement, at least 50.0% of the value of our assets must consist of cash, cash equivalents, U.S. government securities, securities of other RICs, and other such securities if such other securities of any one issuer do not represent more than 5.0% of the value of our assets or more than 10.0% of the outstanding voting securities of the issuer; and no more than 25.0% of the value of our assets can be invested in the securities, other than U.S. government securities or securities of other RICs, of one issuer, of two or more issuers that are controlled, as determined under applicable Code rules, by it and that are engaged in the same or similar or related trades or businesses or of certain “qualified publicly traded partnerships”. Failure to meet these requirements may result in us having to dispose of certain investments quickly in order to prevent the loss of our RIC status. Because most of our investments are intended to be in private companies, and therefore may be relatively illiquid, any such dispositions could be made at disadvantageous prices and could result in substantial losses.

If we fail to maintain our tax treatment as a RIC for any reason, and we do not qualify for certain relief provisions under the Code, we would be subject to corporate-level U.S. federal income tax (and any applicable state and local taxes). In this event, the resulting taxes could substantially reduce our net assets, the amount of income available for distribution and the amount of our distributions, which would have a material adverse effect on our financial performance.

We may not be able to pay you distributions on our common stock, our distributions to you may not grow over time and a portion of our distributions to you may be a return of capital for U.S. federal income tax purposes.

We intend to pay quarterly distributions to our stockholders out of assets legally available for distribution. Such quarterly distributions will generally consist of cash or cash equivalents, except that we may make distributions of assets in kind with the prior consent of each receiving stockholder. We cannot assure you that we will continue to achieve investment results or maintain a tax status that will allow us to make a specified level of cash distributions or year-to-year increases in cash distributions. If we are unable to satisfy the asset coverage test applicable to us as a BDC, our ability to pay distributions to our stockholders could be limited. All distributions are paid at the discretion of the Board and depend on our earnings, financial condition, maintenance of our RIC status, compliance with applicable BDC regulations and such other factors as our Board may deem relevant from time to time. The distributions that we pay to our stockholders in a year may exceed our taxable income for that year and, accordingly, a portion of such distributions may constitute a return of capital for U.S. federal income tax purposes.

We may have difficulty paying our required distributions if we recognize taxable income before or without receiving cash representing such income.

For U.S. federal income tax purposes, we include in our taxable income our allocable share of certain amounts that we have not yet received in cash, such as original issue discount (“OID”) or accruals on a contingent payment debt instrument, which may occur if we receive warrants in connection with the origination of a loan (among other circumstances) or contracted PIK interest and dividends, which generally represents contractual interest added to the loan balance and due at the end of the loan term. Our allocable share of such OID and PIK interest is included in our taxable income before we receive any corresponding cash payments. We may also be required to include in our taxable income our allocable share of certain other amounts that we will not receive in cash.

Because in certain cases we may recognize taxable income before or without receiving cash representing such income, we may have difficulty making distributions to our stockholders that will be sufficient to enable us to meet the annual distribution requirement necessary for us to qualify for tax treatment as a RIC. Accordingly, we may need to sell some of our assets at times and/or at prices that we would not consider advantageous. We may need to raise additional equity or debt capital, or we may need to forego new investment opportunities or otherwise take actions that are disadvantageous to our business (or be unable to take actions that are advantageous to our business) to enable us to make distributions to our stockholders that will be sufficient to enable us to meet the annual distribution requirement. If we are unable to obtain cash from other sources to enable us to meet the annual distribution requirement, we may fail to qualify for the U.S. federal income tax benefits allowable to RICs and, thus, become subject to a corporate-level U.S. federal income tax (and any applicable state and local taxes).

Changes in laws or regulations governing our operations may adversely affect our business or cause us to alter our business strategy.

Changes in the laws or regulations or the interpretations of the laws and regulations that govern BDCs, RICs or non-depository commercial lenders could significantly affect our operations and our cost of doing business. Our portfolio companies are subject to U.S. federal, state and local laws and regulations. New legislation may be enacted or new interpretations, rulings or regulations could be adopted, any of which could materially adversely affect our business, including with respect to the types of investments we are permitted to make, and your interests as stockholders potentially with retroactive effect. In addition, any changes to the laws and regulations governing our operations relating to permitted investments may cause us to alter our investment strategy in order to make available to ourselves new or different opportunities. These changes could result in material changes to our strategies which may result in our investment focus shifting from the areas of expertise of the Investment Adviser to other types of investments in which the Investment Adviser may have less expertise or little or no experience. Any such changes, if they occur, could have a material adverse effect on our business, results of operations and financial condition and, consequently, the value of your investment in us.

Over the last several years, there has been an increase in regulatory attention to the extension of credit outside of the traditional banking sector, raising the possibility that some portion of the non-bank financial sector will be subject to new regulation. While it cannot be known at this time whether these regulations will be implemented or what form they will take, increased regulation of non-bank credit extension could negatively impact our operations, cash flows or financial condition, impose additional costs on us, intensify the regulatory supervision of us or otherwise adversely affect our business.

We cannot predict how tax reform legislation will affect us, our investments, or our stockholders, and any such legislation could adversely affect our business.

Legislative or other actions relating to taxes could have a negative effect on us. The rules dealing with U.S. federal income taxation are constantly under review by persons involved in the legislative process and by the IRS and the U.S. Treasury Department. New legislation and any U.S. Treasury regulations, administrative interpretations or court decisions interpreting such legislation could significantly and negatively affect our ability to qualify for tax treatment as a RIC or the U.S. federal income tax consequences to us and our stockholders of such qualification, or could have other adverse consequences. Stockholders are urged to consult with their tax advisor regarding tax legislative, regulatory, or administrative developments and proposals and their potential effect on an investment in our securities.

Our business and operations could be negatively affected if we become subject to any securities litigation or stockholder activism, which could cause us to incur significant expense and hinder execution of investment strategy.

Stockholder activism, which could take many forms or arise in a variety of situations, has been increasing in the BDC space recently. While we are currently not subject to any securities litigation or stockholder activism, we may in the future become the target of securities litigation or stockholder activism. Securities litigation and stockholder activism, including potential proxy contests, could result in substantial costs and divert the attention of our management and Board and resources from our business. Additionally, such securities litigation and stockholder activism could give rise to perceived uncertainties as to our future, adversely affect our relationships with service providers and make it more difficult to attract and retain qualified personnel. Also, we may be required to incur significant legal fees and other expenses related to any securities litigation or activist stockholder matters.

The effect of global climate change may impact the operations of our portfolio companies.

There may be evidence of global climate change. Climate change creates physical and financial risk and potential portfolio companies may be adversely affected by climate change. For example, the needs of customers of energy companies vary with weather conditions, primarily temperature and humidity. To the extent weather conditions are affected by climate change, energy use could increase or decrease depending on the duration and magnitude of any changes. Increases in the cost of energy could adversely affect the cost of operations of our portfolio companies if the use of energy products or services is material to their business. A decrease in energy use due to weather changes may affect some of our portfolio companies’ financial condition, through decreased revenues. Extreme weather conditions in general require more system backup, adding to costs, and can contribute to increased system stresses, including service interruptions.

In December 2015 the United Nations, of which the U.S. is a member, adopted a climate accord (the “Paris Agreement”) with the long-term goal of limiting global warming and the short-term goal of significantly reducing greenhouse gas emissions. As a result, some of our portfolio companies may become subject to new or strengthened regulations or legislation, which could increase their operating costs and/or decrease their revenues.

We are not currently required to have comprehensive documentation of our internal controls.

We are not currently required to comply with the requirements of the Sarbanes-Oxley Act, including the internal control evaluation and certification requirements of Section 404 of that statute (“Section 404”), and will not be required to comply with all of those requirements until we have been subject to the reporting requirements of the 1934 Act for a specified period of time or the date we are no longer an emerging growth company under the JOBS Act. Accordingly, such internal controls policies are not required to be established with respect to the Company at this time. Accordingly, our internal controls over financial reporting may not currently meet all of the standards contemplated by Section 404 that we will eventually be required to meet. We are in the process of addressing our internal controls over financial reporting and are establishing formal procedures, policies, processes and practices related to financial reporting and to the identification of key financial reporting risks, assessment of their potential impact and linkage of those risks to specific areas and activities within the Company.

Additionally, we have begun the process of documenting our internal control procedures to satisfy the requirements of Section 404, which requires annual management assessments of the effectiveness of our internal controls over financial reporting. Our independent registered public accounting firm will not be required to formally attest to the effectiveness of our internal control over financial reporting until the later of the year following our first annual report required to be filed with the SEC, or the date we are no longer an emerging growth company under the JOBS Act. Because we are not currently required to have comprehensive documentation of our internal controls and test our internal controls in accordance with Section 404, we cannot conclude in accordance with Section 404 that we do not have a material weakness in our internal controls or a combination of significant deficiencies that could result in the conclusion that we have a material weakness in our internal controls. As a public entity, we will be required to complete our initial assessment in a timely manner. If we are not able to implement the requirements of Section 404 in a timely manner or with adequate compliance, our operations, financial reporting or financial results could be adversely affected. Matters impacting our internal controls may cause us to be unable to report our financial information on a timely basis and thereby subject us to adverse regulatory consequences, including sanctions by the SEC or violations of applicable stock exchange listing rules, and result in a breach of the covenants under the agreements governing any of our financing arrangements. There could also be a negative reaction in the financial markets due to a loss of investor confidence in the Company and the reliability of our financial statements. Confidence in the reliability of our financial statements could also suffer if we or our independent registered public accounting firm were to report a material weakness in our internal controls over financial reporting.

Our business is highly dependent on information systems and systems failures could significantly disrupt our business, which may, in turn, negatively affect our ability to pay distributions.

Our business is highly dependent on the communications and information systems of the Investment Adviser and its affiliates. Any failure or interruption of such systems could cause delays or other problems in our activities. This, in turn, could have a material adverse effect on our operating results and, consequently, negatively affect our ability to pay distributions to our stockholders. In addition, because many of our portfolio companies operate and rely on network infrastructure and enterprise applications and internal technology systems for development, marketing, operational, support and other business activities, a disruption or failure of any or all of these systems in the event of a major telecommunications failure, cyber-attack, fire, earthquake, severe weather conditions or other catastrophic event could cause system interruptions, delays in product development and loss of critical data and could otherwise disrupt their business operations.

Internal and external cyber threats, disease pandemics, as well as other disasters, could impair our ability to conduct business effectively.

The occurrence of a disaster, such as a cyber-attack against us or against a third-party that has access to our data or networks, a natural catastrophe, an industrial accident, disease pandemics, failure of our disaster recovery systems, or consequential employee error, could have an adverse effect on our ability to communicate or conduct business, negatively impacting our operations and financial condition. This adverse effect can become particularly acute if those events affect our electronic data processing, transmission, storage, and retrieval systems, or impact the availability, integrity, or confidentiality of our data.

We depend heavily upon computer systems to perform necessary business functions. Despite our implementation of a variety of security measures, our computer systems, networks, and data, like those of other companies, could be subject to cyber-attacks and unauthorized access, use, alteration, or destruction, such as from physical and electronic break-ins or unauthorized tampering. If one or more of these events occurs, it could potentially jeopardize the confidential, proprietary, and other information processed, stored in, and transmitted through our computer systems and networks. Such an attack could cause interruptions or malfunctions in our operations, which could result in financial losses, litigation, regulatory penalties, client dissatisfaction or loss, reputational damage, and increased costs associated with mitigation of damages and remediation.

If unauthorized parties gain access to such information and technology systems, they may be able to steal, publish, delete or modify private and sensitive information, including nonpublic personal information related to stockholders (and their beneficial owners) and material nonpublic information. The systems we have implemented to manage risks relating to these types of events could prove to be inadequate and, if compromised, could become inoperable for extended periods of time, cease to function properly or fail to adequately secure private information. Breaches such as those involving covertly introduced malware, impersonation of authorized users and industrial or other espionage may not be identified even with sophisticated prevention and detection systems, potentially resulting in further harm and preventing them from being addressed appropriately. The failure of these systems or of disaster recovery plans for any reason could cause significant interruptions in our and our Investment Adviser’s operations and result in a failure to maintain the security, confidentiality or privacy of sensitive data, including personal information relating to stockholders, material nonpublic information and other sensitive information in our possession.

A disaster or a disruption in the infrastructure that supports our business, including a disruption involving electronic communications or other services used by us or third parties with whom we conduct business, or directly affecting our headquarters, could have a material adverse impact on our ability to continue to operate our business without interruption. Our disaster recovery programs may not be sufficient to mitigate the harm that may result from such a disaster or disruption. In addition, insurance and other safeguards might only partially reimburse us for our losses, if at all.

Third parties with which we do business may also be sources of cybersecurity or other technological risk. We outsource certain functions and these relationships allow for the storage and processing of our information, as well as client, counterparty, employee, and borrower information. While we engage in actions to reduce our exposure resulting from outsourcing, ongoing threats may result in unauthorized access, loss, exposure, destruction, or other cybersecurity incident that affects our data, resulting in increased costs and other consequences as described above.

RISKS RELATING TO OUR INVESTMENTS

Our investments in portfolio companies may be risky, and we could lose all or part of any of our investments.

Investments in middle market businesses are highly speculative and involve a high degree of risk of credit loss. These risks are likely to increase during volatile economic periods, such as the U.S. and many other economies have recently experienced. Among other things, these companies:

•

may have limited financial resources and may be unable to meet their obligations under their debt instruments that we hold, which may be accompanied by a deterioration in the value of any collateral and a reduction in the likelihood that we realize any guarantees from subsidiaries or affiliates of our portfolio companies that we may have obtained in connection with our investment, as well as a corresponding decrease in the value of any equity components of our investments;

•

may have shorter operating histories, narrower product lines, smaller market shares and/or more significant customer concentrations than larger businesses, which tend to render them more vulnerable to competitors’ actions and market conditions, as well as general economic downturns;

•

are more likely to depend on the management talents and efforts of a small group of persons; therefore, the death, disability, resignation or termination of one or more of these persons could have a material adverse impact on our portfolio company and, in turn, on us;

•

generally have less predictable operating results, may from time to time be parties to litigation, may be engaged in rapidly changing businesses with products subject to a substantial risk of obsolescence;

•	may be targets of cybersecurity or other technological risks;

•	may require substantial additional capital to support their operations, finance expansion or maintain their competitive position; and

•	generally have less publicly available information about their businesses, operations and financial condition.

In addition, in the course of providing significant managerial assistance to certain of our eligible portfolio companies, certain of our officers and directors may serve as directors on the boards of such companies, to the extent permitted under applicable law, including ERISA. We will be entitled to any fees payable by any of our portfolio companies for the services of our officers or directors as directors thereof. To the extent that litigation arises out of our investments in these companies, our officers and directors may be named as defendants in such litigation, which could result in an expenditure of funds (through our indemnification of such officers and directors) and the diversion of management time and resources.

Risks Relating to COVID-19

In late 2019 and early 2020, a novel coronavirus (“SARS-CoV-2”) and related respiratory disease (“COVID-19”) emerged in China and spread rapidly across the world. This outbreak has led, and for an unknown period of time will continue to lead, to disruptions in local, regional, national and global markets and economies affected thereby. The COVID-19 outbreak has resulted in numerous deaths and the imposition of both local and more widespread “work from home” and other quarantine measures, mandatory closures of businesses deemed “non-essential,” border closures and other travel restrictions, a decline in consumer demand for certain goods and services, commercial disruption on a global scale, and general concern and uncertainty, all of which have caused social unrest and significant volatility in financial markets. In March 2020, the World Health Organization declared COVID-19 outbreak a pandemic.

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

Our investment strategy, which is focused primarily on privately held companies, presents certain challenges, including the lack of available information about these companies.

We invest primarily in privately held companies. There is generally little public information about these companies, and, as a result, we must rely on the ability of the Investment Adviser to obtain adequate information to evaluate the potential returns from, and risks related to, investing in these companies. If we are unable to uncover all material information about these companies, we may not make a fully informed investment decision, and we may lose money on our investments. Also, privately held companies frequently have less diverse product lines and smaller market presence than larger competitors. They are, thus, generally more vulnerable to economic downturns and may experience substantial variations in operating results. These factors could adversely affect our investment returns.

Our investments in securities rated below investment grade are speculative in nature and are subject to additional risk factors such as increased possibility of default, illiquidity of the security, and changes in value based on changes in interest rates.

Our investments are almost entirely rated below investment grade or may be unrated, which are often referred to as “leveraged loans”, “high yield” or “junk” securities, and may be considered “high risk” compared to debt instruments that are rated investment grade. High yield securities are regarded as having predominantly speculative characteristics with respect to the issuer’s capacity to pay interest and repay principal in accordance with the terms of the obligations and involve major risk exposure to adverse conditions. In addition, high yield securities generally offer a higher current yield than that available from higher grade issues, but typically involve greater risk. These securities are especially sensitive to adverse changes in general economic conditions, to changes in the financial condition of their issuers and to price fluctuation in response to changes in interest rates.

During periods of economic downturn or rising interest rates, issuers of below investment grade instruments may experience financial stress that could adversely affect their ability to make payments of principal and interest and increase the possibility of default.

Our portfolio may be concentrated in a limited number of industries, which may subject us to a risk of significant loss if there is a downturn in a particular industry in which a number of our investments are concentrated.

Our portfolio may be concentrated in a limited number of industries. A downturn in any particular industry in which we are invested could significantly impact the portfolio companies operating in that industry, and accordingly, the aggregate returns that we realize from our investment in such portfolio companies.

Specifically, companies in the business services industry are subject to general economic downturns and business cycles, and will often suffer reduced revenues and rate pressures during periods of economic uncertainty. In addition, companies in the software industry often have narrow product lines and small market shares. Because of rapid technological change, the average selling prices of products and some services provided by software companies have historically decreased over their productive lives. As a result, the average selling prices of products and services offered by software companies in which we invest may decrease over time. If an industry in which we have significant investments suffers from adverse business or economic conditions, as these industries have to varying degrees, a material portion of our investment portfolio could be affected adversely, which, in turn, could adversely affect our financial position and results of operations.

Defaults by our portfolio companies may harm our operating results.

A portfolio company’s failure to satisfy financial or operating covenants imposed by us or other lenders could lead to defaults and, potentially, termination of its loans and foreclosure on its secured assets, which could trigger cross-defaults under other agreements and jeopardize a portfolio company’s ability to meet its obligations under the debt or equity securities that we hold.

We may incur expenses to the extent necessary to seek recovery upon default or to negotiate new terms, which may include the waiver of certain financial covenants, with a defaulting portfolio company. In addition, lenders in certain cases can be subject to lender liability claims for actions taken by them when they become too involved in the borrower’s business or exercise control over a borrower. It is possible that we could become subject to a lender’s liability claim, including as a result of actions taken if we render significant managerial assistance to the borrower. Furthermore, if one of our portfolio companies were to file for bankruptcy protection, even though we may have structured our investment as senior secured debt, depending on the facts and circumstances, including the extent to which we provided managerial assistance to that portfolio company, a bankruptcy court might re-characterize our debt holding and subordinate all or a portion of our claim to claims of other creditors.

The lack of liquidity in our investments may adversely affect our business.

We invest, and will continue to invest, in companies whose securities are not publicly traded and whose securities will be subject to legal and other restrictions on resale or will otherwise be less liquid than publicly traded securities. The illiquidity of these investments may make it difficult for us to sell these investments when desired. In addition, if we are required or otherwise choose to liquidate all or a portion of our portfolio quickly, we may realize significantly less than the value at which we had previously recorded these investments. Our investments are usually subject to contractual or legal restrictions on resale or are otherwise illiquid because there is usually no established trading market for such investments. Because most of our investments are illiquid, we may be unable to dispose of them in which case we could fail to qualify as a RIC and/or a BDC, or we may be unable to do so at a favorable price, and, as a result, we may suffer losses.

Price declines and illiquidity in the corporate debt markets may adversely affect the fair value of our portfolio investments, reducing our net asset value through increased net unrealized losses.

As a BDC, we are required to carry our investments at market value or, if no market value is ascertainable, at fair value as determined in good faith by our Board. As part of the valuation process, we ((x) through an unaffiliated third-party firm, to the extent that our assets are treated as “plan assets” for purposes of ERISA, or (y) through our Investment Adviser and/or Administrator, to the extent that our assets are not treated as “plan assets” for purposes of ERISA) may take into account the following types of factors, if relevant, in determining the fair value of our investments:

•	a comparison of the portfolio company’s securities to publicly traded securities;

•	the enterprise value of a portfolio company;

•	the nature and realizable value of any collateral;

•	the portfolio company’s ability to make payments and its earnings and discounted cash flow;

•	the markets in which the portfolio company does business; and

•	changes in the interest rate environment and the credit markets generally that may affect the price at which similar investments may be made in the future and other relevant factors.

When an external event such as a purchase transaction, public offering or subsequent sale occurs, we will use the pricing indicated by the external event to corroborate our valuation. We will record decreases in the market values or fair values of our investments as unrealized loss. Declines in prices and liquidity in the corporate debt markets may result in significant net unrealized losses in our portfolio. The effect of all of these factors on our portfolio may reduce our net asset value by increasing net unrealized loss in our portfolio. Depending on market conditions, we could incur substantial realized losses and may suffer additional unrealized losses in future periods, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

If we are unable to make follow-on investments in our portfolio companies, the value of our investment portfolio could be adversely affected.

Following an initial investment in a portfolio company, we may make additional investments in that portfolio company as “follow-on” investments, in order to (i) increase or maintain in whole or in part our equity ownership percentage, (ii) exercise warrants, options or convertible securities that were acquired in the original or subsequent financing or (iii) attempt to preserve or enhance the value of our investment. We may elect not to make follow-on investments or may otherwise lack sufficient funds to make these investments. We have the discretion to make follow-on investments, subject to the availability of capital resources. If we fail to make follow-on investments, the continued viability of a portfolio company and our investment may, in some circumstances, be jeopardized and we could miss an opportunity for us to increase our participation in a successful operation. Even if we have sufficient capital to make a desired follow-on investment, we may elect not to make a follow-on investment because we may not want to increase our concentration of risk, either because we prefer other opportunities or because we are subject to BDC requirements that would prevent such follow-on investments or such follow-on investments would adversely impact our ability to maintain our RIC status.

Our portfolio companies may incur debt that ranks equally with, or senior to, our investments in such companies.

We can invest in portfolio companies at all levels of the capital structure. Our portfolio companies may have, or may be permitted to incur, other debt that ranks equally with, or senior to, the debt in which we invest. By their terms, these debt instruments may entitle the holders to receive payment of interest or principal on or before the dates on which we are entitled to receive payments with respect to the debt instruments in which we invest. In addition, in the event of insolvency, liquidation, dissolution, reorganization or bankruptcy of a portfolio company, holders of debt instruments ranking senior to our investment in that portfolio company would typically be entitled to receive payment in full before we receive any distribution. After repaying the senior creditors, the portfolio company may not have any remaining assets to use for repaying its obligation to us. In the case of debt ranking equally with debt instruments in which we invest, we would have to share on an equal basis any distributions with other creditors holding such debt in the event of an insolvency, liquidation, dissolution, reorganization or bankruptcy of the relevant portfolio company.

The disposition of our investments may result in contingent liabilities.

Most of our investments involve private securities. In connection with the disposition of an investment in private securities, we may be required to make representations about the business and financial affairs of the portfolio company typical of those made in connection with the sale of a business. We may also be required to indemnify the purchasers of such investment to the extent that any such representations turn out to be inaccurate or with respect to certain potential liabilities. These arrangements may result in contingent liabilities that ultimately yield funding obligations that must be satisfied through our return of certain distributions previously made to us.

There may be circumstances where our debt investments could be subordinated to claims of other creditors or we could be subject to lender liability claims.

Even though we may have structured certain of our investments as senior loans, if one of our portfolio companies were to go bankrupt, depending on the facts and circumstances, including the extent to which we actually provided managerial assistance to that portfolio company, a bankruptcy court might re-characterize our debt investment and subordinate all or a portion of our claim to that of other creditors. We may also be subject to lender liability claims for actions taken by us with respect to a borrower’s business or instances where we exercise control over the borrower. It is possible that we could become subject to a lender’s liability claim, including as a result of actions taken in rendering significant managerial assistance.

We generally do not control our portfolio companies.

We generally do not control most of our portfolio companies, even though we may have board representation or board observation rights, and our debt agreements may contain certain restrictive covenants that limit the business and operations of our portfolio companies. As a result, we are subject to the risk that a portfolio company may make business decisions with which we disagree and the management of such company may take risks or otherwise act in ways that do not serve our interests as debt investors. Due to the lack of liquidity of the investments that we typically hold in our portfolio companies, we may not be able to dispose of our investments in the event that we disagree with the actions of a portfolio company as readily as we would otherwise like to or at favorable prices which could decrease the value of our investments.

Economic recessions, downturns or government spending cuts could impair our portfolio companies and harm our operating results.

Many of our portfolio companies may be susceptible to economic slowdowns or recessions, including those resulting from the COVID-19 pandemic, and may be unable to repay its debt investments during these periods. Therefore, our non-performing assets are likely to increase, and the value of our portfolio is likely to decrease during these periods. Adverse economic conditions also may decrease the value of collateral securing some of our debt investments and the value of our equity investments. Economic slowdowns or recessions could lead to financial losses in our portfolio and a decrease in revenues, net income and assets. Unfavorable economic conditions also could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. These events could prevent us from increasing investments and harm our operating results.

We may be subject to additional risks if we invest in foreign securities and/or engage in hedging transactions.

The 1940 Act generally requires that 70.0% of our investments be in issuers each of whom is organized under the laws of, and has its principal place of business in, any state of the United States, the District of Columbia, Puerto Rico, the Virgin Islands or any other possession of the United States. Our investment strategy does not presently contemplate significant investments in securities of non-U.S. companies. However, we may desire to make such investments, to the extent that such transactions and investments are permitted under the 1940 Act. We expect that these investments would focus on the same types of investments that we make in U.S. middle market companies and accordingly would be complementary to our overall strategy and enhance the diversity of our holdings. Investing in foreign companies could expose us to additional risks not typically associated with investing in U.S. companies. These risks include changes in exchange control regulations, political and social instability, expropriation, imposition of foreign taxes, less liquid markets and less available information than is generally the case in the United States, higher transaction costs, less government supervision of exchanges, brokers and issuers, less developed bankruptcy laws, difficulty in enforcing contractual obligations, lack of uniform accounting and auditing standards and greater price volatility. Investments denominated in foreign currencies would be subject to the risk that the value of a particular currency will change in relation to one or more other currencies. Among the factors that may affect currency values are trade balances, the level of short-term interest rates, differences in relative values of similar assets in different currencies, long-term opportunities for investment and capital appreciation and political developments. We may employ hedging techniques to minimize these risks, but we can offer no assurance that we will, in fact, hedge currency risk, or that if we do, such strategies will be effective.

Engaging in hedging transactions would also, indirectly, entail additional risks to our stockholders. Although it is not currently anticipated that we would engage in hedging transactions as a principal investment strategy, if we determined to engage in hedging transactions, we generally would seek to hedge against fluctuations of the relative values of our portfolio positions from changes in market interest rates or currency exchange rates. Hedging against a decline in the values of our portfolio positions would not eliminate the possibility of fluctuations in the values of such positions or prevent losses if the values of the positions declined. However, such hedging could establish other positions designed to gain from those same developments, thereby offsetting the decline in the value of such portfolio positions.

These hedging transactions could also limit the opportunity for gain if the values of the underlying portfolio positions increased. Moreover, it might not be possible to hedge against an exchange rate or interest rate fluctuation that was so generally anticipated that we would not be able to enter into a hedging transaction at an acceptable price. If we choose to engage in hedging transactions, there can be no assurances that we will achieve the intended benefits of such transactions and, depending on the degree of exposure such transactions could create, such transactions may expose us to risk of loss.

While we may enter into these types of transactions to seek to reduce currency exchange rate and interest rate risks, unanticipated changes in currency exchange rates or interest rates could result in poorer overall investment performance than if we had not engaged in any such hedging transactions. In addition, the degree of correlation between price movements of the instruments used in a hedging strategy and price movements in the portfolio positions being hedged could vary. Moreover, for a variety of reasons, we might not seek to establish a perfect correlation between the hedging instruments and the portfolio holdings being hedged. Any imperfect correlation could prevent us from achieving the intended hedge and expose us to risk of loss. In addition, it might not be possible to hedge fully or perfectly against currency fluctuations affecting the value of securities denominated in non-U.S. currencies because the value of those securities would likely fluctuate as a result of factors not related to currency fluctuations.

Our ability to enter into transactions involving derivatives and financial commitment transactions may be limited.

In December 2020, the SEC published Release No. IC 34084 (the “Release”) Use of Derivatives by Registered Investment Companies and Business Development Companies, announcing its adoption of rules amending Rule 18f-4 and Rule 6c-11 to provide an updated, comprehensive approach to the regulation of registered investment companies’, including BDCs’, use of derivatives and address investor protection concerns. In part, the rules adopted pursuant to the Release require that funds using derivatives generally will have to adopt a derivatives risk management program that a derivatives risk manager administers, and that the fund’s board of directors oversees, and comply with an outer limit on fund leverage. Funds that use derivatives only in a limited manner will not be subject to these requirements, but they will have to adopt and implement policies and procedures reasonably designed to manage the fund’s derivatives risks. Funds also will be subject to reporting and recordkeeping requirements regarding their derivatives use. As the Company expects to be a limited user of derivatives, the impact of the adoption of these rules on our business, financial condition and results of operations is not expected to be material.

Uncertainty Relating to LIBOR

LIBOR, the London Interbank Offered Rate, is the basic rate of interest used in lending transactions between banks on the London interbank market and is widely used as a reference for setting the interest rate on loans globally. We typically use LIBOR as a reference rate in term loans we extend to portfolio companies such that the interest due to us pursuant to a term loan extended to a portfolio company is calculated using LIBOR. The terms of our debt investments generally include minimum interest rate floors which are calculated based on LIBOR.

The United Kingdom’s Financial Conduct Authority the (“FCA”), which regulates LIBOR, announced that it will not compel panel banks to contribute to LIBOR after 2021. It is unclear if at that time LIBOR will cease to exist or if new methods of calculating LIBOR will be established such that it continues to exist after 2021. Central banks and regulators in a number of major jurisdictions (for example, United States, United Kingdom, European Union, Switzerland and Japan) have convened working groups to find, and implement the transition to, suitable replacements for interbank offered rates (“IBORs”). To identify a successor rate for U.S. dollar LIBOR, the Alternative Reference Rates Committee (“ARRC”), a U.S.-based group convened by the Federal Reserve Board and the Federal Reserve Bank of New York, was formed. The ARRC has identified the Secured Overnight Financing Rate (“SOFR”) as its preferred alternative rate for LIBOR. SOFR is a measure of the cost of borrowing cash overnight, collateralized by U.S. Treasury securities, and is based on directly observable U.S. Treasury-backed repurchase transactions.

As of January 1, 2022, USD LIBOR is available in five settings (overnight, one-month, three-month, six-month and 12-month). The ICE Benchmark Administration (“IBA”) has stated that it will cease to publish all remaining USD LIBOR settings immediately following their publication on June 30, 2023. As of January 1, 2022, all non-USD LIBOR reference rates in all settings ceased to be published.

The elimination of LIBOR or any other changes or reforms to the determination or supervision of LIBOR could have an adverse impact on the market for or value of any LIBOR-linked securities, loans, and other financial obligations or extensions of credit held by or due to us or on our overall financial condition or results of operations. In addition, if LIBOR ceases to exist, we may need to renegotiate the credit agreements extending beyond June 30, 2023 with our portfolio companies that utilize LIBOR as a factor in determining the interest rate, in order to replace LIBOR with the new standard that is established, which may have an adverse effect on our overall financial condition or results of operations. Following the replacement of LIBOR, some or all of these credit agreements may bear interest at a lower interest rate, which could have an adverse impact on our results of operations.

RISKS RELATING TO OUR SECURITIES

Investing in our common stock may involve an above average degree of risk.

The investments we may make may result in a higher amount of risk, volatility or loss of principal than alternative investment options. These investments in portfolio companies may be highly speculative and aggressive, and therefore, an investment in our common stock may not be suitable for investors with lower risk tolerance.

You may not receive distributions or our distributions may decline or may not grow over time.

We cannot assure you that we will achieve investment results or maintain a tax status that will allow or require any specified level of cash distributions or year-to-year increases in cash distributions. In particular, our future distributions are dependent upon the investment income we receive on our portfolio investments. To the extent such investment income declines, our ability to pay future distributions may be harmed.

Shares are registered under the 1934 Act and therefore stockholders may be subject to certain filing requirements.

Because our common stock is registered under the 1934 Act, ownership information for any person who beneficially owns more than 5% of our common stock will have to be disclosed in a Schedule 13G or other filings with the SEC. Beneficial ownership for these purposes is determined in accordance with the rules of the SEC, and includes having voting or investment power over the securities. In some circumstances, our stockholders who choose to reinvest their dividends may see their percentage stake in us increased to more than 5%, thus triggering this filing requirement. Each stockholder is responsible for determining their filing obligations and preparing the filings. In addition, our stockholders who hold more than 10% of a class of our shares may be subject to Section 16(b) of the 1934 Act, which recaptures for our benefit profits from the purchase and sale of registered stock within a six-month period.

We do not currently intend for our shares to be listed on any national securities exchange.

There is currently no public market for our common stock, and a market for our common stock may never develop. Our common stock is not registered under the Securities Act or any state securities law and is restricted as to transfer by law and the terms of our charter. Our stockholders generally may not sell, assign or transfer its shares without prior written consent of the Investment Adviser, which the Investment Adviser may grant or withhold in its sole discretion.

Except in limited circumstances for legal or regulatory purposes, our stockholders are not entitled to redeem their shares of our common stock. Our stockholders must be prepared to bear the economic risk of an investment in our common stock for an indefinite period of time. While we may in the future undertake to list our securities on a national securities exchange, there can be no assurance that such a listing will be successfully completed. Furthermore, an exchange listing does not ensure that an actual market will develop for a listed security.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

We maintain our principal executive office at 525 Okeechobee Boulevard, Suite 1050, West Palm Beach, FL, 33401. We do not own any real estate. We believe that our present facilities are adequate to meet our current needs. If new or additional space is required, we believe that adequate facilities are available at competitive prices in the same area.

Item 3.	Legal Proceedings

We, the Investment Adviser and the Administrator are not currently subject to any material legal proceedings as of December 31, 2021. From time to time, we, or the Investment Adviser may be a party to certain legal proceedings incidental to the normal course of our business including the enforcement of our rights under contracts with our portfolio companies. While the outcome of these legal proceedings cannot be predicted with certainty, we do not expect that these proceedings will have a material effect upon our business, financial condition or results of operations.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchase of Common Equity Market Information

Our outstanding shares will be offered and sold in transactions exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”) under Section 4(a)(2) and Regulation D. See “—Sales of Unregistered Securities” in this Annual Report on Form 10-K for more information. There is currently no public market for the shares, and we do not expect one to develop.

Because shares of our common stock have been, and will be, acquired by investors in one or more transactions “not involving a public offering,” they are “restricted securities” and may be required to be held indefinitely. Our shares may not be sold, transferred, assigned, pledged or otherwise disposed of unless (i) our consent is granted, which consent, with respect to an ERISA Plan, will not be withheld unreasonably in the case of a change of such ERISA Plan’s fiduciaries or trustees, and (ii) the shares are registered under applicable securities laws or specifically exempted from registration (in which case the stockholder may, at our option, be required to provide us with a legal opinion, in form and substance satisfactory to us, that registration is not required). Accordingly, an investor must be willing to bear the economic risk of investment in the shares until we are liquidated. No sale, transfer, assignment, pledge or other disposition, whether voluntary or involuntary, of shares may be made except by registration of the transfer on our books. Each transferee will be required to execute an instrument agreeing to be bound by these restrictions and the other restrictions imposed on the shares and to execute such other instruments or certifications as are reasonably required by us. No transfer of shares will be permitted if such transfer may give rise to a prohibited transaction under Section 406(b) of ERISA, and the transferor and the transferee must so represent in any transfer documents.

Stockholders

As of March 25, 2022, there were 4 holders of record of our shares of common stock.

Valuation of Portfolio Securities

Please see “Part I—Item 1. Business—Valuation of Portfolio Securities” in this Annual Report on Form 10-K for disclosure regarding valuation of portfolio securities.

Distributions

Subject to the requirements of Section 852(a) of Subchapter M of the Code and the terms of any indebtedness or preferred shares, distributions of proceeds will be made to the stockholders pro rata based on the number of shares held by each stockholder. We intend to distribute approximately all of our net investment income on a quarterly basis and substantially all of our taxable income on an annual basis, except that we may retain certain net capital gains for reinvestment.

Retention of Proceeds

Subject to the requirements of Section 852(a) of Subchapter M of the Code and the terms of any indebtedness or preferred shares, during the Investment Period, we may retain, in whole or in part, any proceeds attributable to portfolio investments. Any retained proceeds that represent net investment income will be treated as a deemed distribution by us to the stockholders and a deemed re-contribution by the stockholders to us, and the aggregate undrawn commitments of all stockholders will be reduced accordingly. We may use the amounts so retained to make investments, pay our fees and expenses, repay our borrowings, or fund reasonable reserves for our future expenses or other obligations (including obligations to make indemnification advances and payments to the extent such advances and payments would be permitted under applicable law, including ERISA, if applicable); provided, however, that, after the expiration of the Investment Period, no part of such retained amounts will be used to make any investment for which we would not be permitted to draw down Commitments. We will treat any retained proceeds that represent net investment income as a deemed distribution to stockholders and a deemed re-contribution by the stockholders, and the aggregate undrawn commitments of all stockholders will be reduced accordingly. For the avoidance of doubt, even if the undrawn commitment of the shares becomes zero, we may continue to retain proceeds that represent net investment income as described above for the purpose of paying our operating costs (including expenses, the Management Fee, payments to the Administrator (to the extent our assets are not treated as “plan assets” for purposes of ERISA—See “Item 1. Business—The Administrator”) and any indemnification obligations to the extent permitted under applicable law, including ERISA, if applicable) and debt service of any borrowings we have made.

Sales of Unregistered Securities

On June 14, 2021, in conjunction with our formation, we issued and sold 1 share of common stock at an aggregate purchase price of $1,000 to Comvest Group Holdings SPV II LLC, a wholly owned subsidiary of an affiliate of Comvest Partners. This share was issued and sold in reliance upon the available exemptions from registration requirements of Section 4(a)(2) of the Securities Act.

The following table summarizes the total shares of common stock issued and proceeds received related to capital drawdowns delivered pursuant to the Subscription Agreements for the period ended December 31, 2021:

Shares Issue Date	Shares Issued	Net Proceeds Received (in 000s)
June 14, 2021	1	$1
August 17, 2021	29,999	29,999
September 28, 2021	20,000	$20,000
December 23, 2021	90,620	90,000

	140,620	$140,000

Item 6.	[Reserved]

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information in management’s discussion and analysis of financial condition and results of operations relates to Commonwealth Credit Partners BDC-I, Inc. (collectively, “we”, “us”, “our”, or the “Company”).

Forward Looking Statements

The information contained in this section should be read in conjunction with the financial data and consolidated financial statements and notes thereto appearing elsewhere in this Annual Report on Form 10-K. Some of the statements in this Annual Report on Form 10-K (including in the following discussion) constitute forward-looking statements, which relate to future events or our future performance or our financial condition. The forward-looking statements contained in this section involve a number of risks and uncertainties, including:

•	future changes in laws or regulations and conditions in the Company’s operating areas;

•	the general economy, including the impact of interest and inflation rates and the COVID-19 pandemic, on the industries in which we invest;

•	our future operating results, our business prospects, the adequacy of our cash resources and working capital, and the impact of the COVID-19 pandemic thereon;

•	the ability of our portfolio companies to achieve their objectives and the impact of the COVID-19 pandemic thereon;

•	our ability to make investments consistent with our investment objectives, including with respect to the size, nature and terms of those investments;

•	the ability of the Investment Adviser and its affiliates to retain talented professionals;

•	interest rate volatility, including volatility associated with the decommissioning of LIBOR and the transition to new reference rates;

•	the risk factors set forth in Part I—Item 1A.—Risk Factors, contained in this Annual Report on Form 10-K.

Forward-looking statements are identified by their use of such terms and phrases such as “anticipate”, “believe”, “continue”, “could”, “estimate”, “expect”, “intend”, “may”, “plan”, “potential”, “project”, “seek”, “should”, “target”, “will”, “would” or similar expressions. Actual results could differ materially from those projected in the forward-looking statements for any reason, including the factors set forth in Part I—Item 1A.—Risk Factors contained in this Annual Report on Form 10-K.

We have based the forward-looking statements included in this Annual Report on Form 10-K on information available to us on the date of this Annual Report on Form 10-K. We assume no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. Although we undertake no obligation to revise or update any forward-looking statements, you are advised to consult any additional disclosures that we may make directly to you or through reports that we have filed or in the future may file with the U.S. Securities and Exchange Commission (the “SEC”), including annual reports on Form 10-K, registration statements on Form 10, quarterly reports on Form 10-Q and current reports on Form 8-K.

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

The Company is managed by the Investment Adviser, a Delaware limited liability company and an affiliate of Comvest Partners. The Investment Adviser is registered with the SEC as an investment adviser under the Investment Advisers Act of 1940, as amended (“Advisers Act”). The Investment Adviser oversees the management of the Company’s activities and is responsible for making investment decisions with respect to the Company’s portfolio.

The Company’s investment objective is to generate both current income and capital appreciation by investing in middle-market companies in a wide range of industries primarily structured as senior credit facilities, and to a lesser extent, junior credit facilities. The Company also may purchase interests in loans through secondary market transactions.

Financial and Operating Highlights

(in thousands except shares, per share data and number of portfolio companies)
At December 31, 2021
Investment Portfolio	$138,475
Net assets	$140,094
Debt (net of deferred financing costs)	$112,884
Net asset value per share	$996.26
Portfolio Activity for the period from January 15, 2021 (Inception Date) to December 31, 2021
Purchases during the period	$141,630
Sales or repayments during the period	$3,799
Number of portfolio companies at end of period	10
Operating Results for the period from January 15, 2021 (Inception Date) to December 31, 2021
Net investment income (loss) per share	$2.94
Net increase in net assets resulting from operations per share	$19.70
Net investment income/loss	$100
Net realized and unrealized gain/loss	$569
Net increase/decrease in net assets resulting from operations	$669

Portfolio and Investment Activity

During the period from January 15, 2021 (Inception Date) through December 31, 2021, we made $141.6 million of investments in new portfolio companies and had $3.8 million in aggregate amount of sales and repayments, resulting in net investments of $137.8 million for the period. The total portfolio of debt investments at fair value consisted of 100% bearing variable interest rates and 0% bearing fixed interest rates.

Our portfolio composition, based on fair value at December 31, 2021 was as follows:

	December 31, 2021
	Percentage of Total Portfolio	Weighted Average Current Yield for Total Portfolio
First Lien Senior Secured	98.2%	7.2%
Equity	1.8	0

Total	100.0%	7.2%

The Company commenced investment operations on August 17, 2021 and, as a result, did not have investments prior to this date.

The following table shows the asset mix of our new investment fundings for the period from January 15, 2021 (inception date) through December 31, 2021:

	Fair Value (In thousands)	Percentage
First Lien Senior Secured	$135,926	98.2%
Equity	2,549	1.8

Total	$138,475	100.0%

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

The weighted average risk rating of our investments based on fair value was 2.0 as of December 31, 2021. As of December 31, 2021, the Company had no portfolio companies on non-accrual status. Refer to Note 2—Summary of Significant Accounting Policies—for additional details regarding the Company’s non-accrual policy.

As of December 31, 2021
Internal Performance Rating	Investments at Fair Value (In thousands)	Percentage of Total Investments
6	$—	—
5	—	—
4	—	—
3	—	—
2	138,475	100.0
1	—	—

Total	$138,475	100.0%

The following table shows the weighted average rate, spread over the reference rate of floating rate, and fees of investments originated and the weighted average rate of sales and payoffs of portfolio companies during the period from January 15, 2021 (inception date) through December 31, 2021.

Weighted average rate of new investment fundings	7.18%
Weighted average spread over the reference rate of new floating rate investment fundings	6.27%
Weighted average OID fees of new investment fundings	1.90%
Weighted average rate of sales and payoffs of portfolio investments	7.48%

RESULTS OF OPERATIONS

We commenced investment operations on August 17, 2021, and therefore do not have prior periods with which to compare operating results. Our operating results for the period from January 15, 2021 (Inception Date) through December 31, 2021, were as follows (dollars in thousands):

For the Period from January 15, 2021 (Inception Date) through December 31, 2021
Total investment income	$1,710
Less: Net expenses	1,610

Net investment income (loss)	100
Net realized gains (losses)	19
Net change in unrealized gains (losses)	550

Net increase (decrease) in net assets resulting from operations	$669

Investment Income

Investment income for the period from January 15, 2021 (Inception Date) through December 31, 2021 was driven by our deployment of capital since August 17, 2021 (commencement of investment operations) and an increasing invested balance. The composition of our investment income was as follows (dollars in thousands):

For the Period from January 15, 2021 (Inception Date) through December 31, 2021
Interest from investments	$1,633
Fee income	77

Total investment income	$1,710

Operating Expenses

The composition of our operating expenses for the period from January 15, 2021 (Inception Date) through December 31, 2021 was as follows (dollars in thousands):

For the Period from January 15, 2021 (Inception Date) through December 31, 2021
Management fees	$444
Interest expense	208
Professional fees	227
Directors’ fees	51
Amortization of offering costs	78
Organizational expenses	475
Other general and administrative expenses	258
Management fee waiver	(131)

Net expenses	$1,610

Net Realized Gains (Losses) and Net Change in Unrealized Gains (Losses) on Investments

Net realized gains (losses) and net change in unrealized gains (losses) on investments for the period from January 15, 2021 (Inception Date) through December 31, 2021 were as follows (dollars in thousands):

For the Period from January 15, 2021 (Inception Date) through December 31, 2021
Net realized gains (losses)
Non-affiliate investments	$19

Total net realized gains (losses)	19
Net change in unrealized gains (losses) on investments
Non-affiliate investments	550

Total net change in unrealized gains (losses) on investments	550

Net realized and unrealized gains (losses)	$569

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

As of December 31, 2021, we are party to the Goldman Credit Facility, as described in more detail in Note 5—Borrowings.

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

As of December 31, 2021, we had $114.8 million of cash. In addition, we had $17.0 million of availability under the Goldman Credit Facility and had approximately $516.6 million of uncalled Capital Commitments to purchase shares of our Common Stock. We expect to have sufficient liquidity for our investing activities and to conduct our operations in the near term.

Taxation as a RIC

We have elected to be treated as a RIC under Subchapter M of the Code. As a RIC, we generally will not be subject to corporate-level U.S. federal income taxes on any income that we distribute as dividends for U.S. federal income tax purposes to our stockholders. To maintain our qualification as a RIC, we must, among other things, meet certain source-of-income and asset diversification requirements. In addition, in order to maintain RIC tax treatment, we must distribute to our stockholders, for each tax year, an amount equal to at least 90% of our “investment company taxable income,” which is generally our net ordinary income plus the excess, if any, of realized net short-term capital gain over realized net long-term capital loss and determined without regard to any deduction for dividends paid.

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

Administration Agreement

On June 29, 2021, we entered into an administration agreement (the “Administration Agreement”) with Commonwealth Credit Advisors LLC, a Delaware limited liability company (in such capacity, the “Administrator”), under which the Administrator will provide administrative services for us, including arranging office facilities for us and providing office equipment and clerical, bookkeeping and recordkeeping services at such facilities. Under the Administration Agreement, the Administrator will also perform, or oversee the performance of, our required administrative services, which includes being responsible for the financial records which we are required to maintain and preparing reports to our stockholders and reports filed with the SEC and providing the services of our chief financial officer and their respective staffs. In addition, the Administrator will assist us in determining and publishing our net asset value, overseeing the preparation and filing of tax returns and the printing and dissemination of reports to our stockholders and generally overseeing the payment of our expenses and the performance of administrative and professional services rendered to us by others. The Administrator may also provide on our behalf managerial assistance to our portfolio companies.

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

Distributions and Dividends

Distributions declared for the period ended December 31, 2021 totaled approximately $0.58 million.

The following table reflects cash distributions, including dividends and returns of capital, if any, per share that have been declared by our Board for the current fiscal year to date:

Fiscal Year Ended	Date Declared	Record Date	Payment Date	Per Share Amount
December 31, 2021
Fourth Quarter	December 8, 2021	December 8, 2021	December 16, 2021	$11.50

We intend to pay quarterly distributions to our stockholders in amounts sufficient to qualify as and maintain our status as a RIC. We intend to distribute approximately all of our net investment income on a quarterly basis and substantially all of our taxable income on an annual basis, except that we may retain certain net capital gains for reinvestment.

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

Goldman Credit Facility

On August 11, 2021, Commonwealth Credit Partners BDC, Inc. (the “Company”), entered into a Credit Agreement (together with the exhibits and schedules thereto, the ‘‘Goldman Credit Facility’’) as the borrower and Goldman Sachs Bank USA (“Goldman Sachs”) as the lender. The Goldman Credit Facility is structured as a revolving credit facility secured by the Capital Commitments of the Company’s subscribed investors and certain related assets. On September 27, 2021, the Credit Agreement was amended, pursuant to which the maximum loan amount was increased to the lesser of $130 million and the Borrowing Base.

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

The Goldman Credit Facility bears interest at a rate of LIBOR plus 2.70% per annum until September 30, 2021; thereafter it will bear interest at a rate of Term SOFR plus 0.11448% plus 2.70% per annum.

Contractual Obligations

The following table shows our payment obligations for repayment of debt and other contractual obligations as of December 31, 2021 (dollars in thousands):

	Total Aggregate Borrowing Capacity(1)	Total Principal Outstanding
Goldman Sachs Credit Facility	$130,000	$113,000

Total	$130,000	$113,000

(1)	As of December 31, 2021, we had $17.0 million in unused borrowing capacity under the Goldman Credit Facility, subject to borrowing base limits.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources.

Commitments

In the ordinary course of business, we may enter into future funding commitments. As of December 31, 2021, we had unfunded commitments on revolving credit lines and delayed draw term loans of $31.9 million. We maintain sufficient financial resources to satisfy unfunded commitments, including cash on hand, undrawn capital commitments from our investors, and available borrowings to fund such unfunded commitments. Please refer to Note 6—Commitments and Contingencies in the notes to our consolidated financial statements for further detail of these unfunded commitments.

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

2)

Investments for which indicative prices are obtained from various pricing services and/or brokers or dealers are valued through a multi- step valuation process, as described below, to determine whether the quote(s) obtained is representative of fair value in accordance with GAAP.

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

i) Investments for which two or more quotes are received from a pricing service are valued using the mean of the mean of the bid and ask of the quotes obtained. If quotes from pricing services differ by +/- five points or if the spread between the bid and ask for a quote is greater than 10 points, the personnel of the Valuation Agent, in consultation with the investment professionals of the Investment Adviser, will evaluate the reasonableness of the quote, and if the quote is determined to not be representative of fair value, the personnel of the Valuation Agent, in consultation with the investment professionals of the Investment Adviser, will use one or more of the methodologies outlined below to determine fair value;

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

The income and market approaches were used in the determination of fair value of certain Level 3 assets as of December 31, 2021. The significant unobservable inputs used in the income approach are the discount rate or market yield used to discount the estimated future cash flows expected to be received from the underlying investment, which include both future principal and interest payments and any other end of term fees, as applicable. Included in the consideration and selection of discount rates are factors such as risk of default, interest rate risk, and changes in credit quality. The significant unobservable inputs used in the market approach are based on market comparable transactions and market multiples of publicly traded comparable companies.

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

Revenue Recognition

Interest Income

Interest income, adjusted for amortization of premium and accretion of discount, is recorded on an accrual basis. Discount and premium on investments purchased are accreted/amortized over the expected life of the respective investment using the effective yield method. Loan origination fees, original issue discount (“OID”) and market discounts or premiums are capitalized and amortized into interest income using the effective interest method. Upon prepayment of a loan or debt security, any prepayment premiums, unamortized upfront loan origination fees and unamortized discounts are recorded as interest income.

Fee Income

Fee income, such as structuring fees, loan monitoring, amendment, syndication fees, commitment, termination, and other loan fees are recognized as income when earned, either upon receipt or amortized into fee income. Upon the re-payment of a loan or debt security, any prepayment penalties and unamortized loan fees are recorded as fee income.

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

Net Realized Gain or Loss and Net Change in Unrealized Gain or Loss

Investment transactions are accounted for on the trade date. Gain or loss on the sale of investments is calculated using the specific identification method. Net change in unrealized gain or loss will reflect the change in portfolio investment values during the reporting period, including any reversal of previously recorded unrealized gain or loss, when a gain or loss is realized.

Organizational Expenses and Offering Costs

Organizational expenses consist of costs incurred to establish the Company and enable it legally to do business. Organizational costs incurred for the period January 15, 2021 (Inception Date) through December 31, 2021 were $0.48 million. Offering costs consist of costs incurred in connection with the offering of Common Stock of the Company. Offering costs expensed for the period January 15, 2021 (Inception Date) through December 31, 2021 were $0.08 million. Offering costs are capitalized as a deferred charge and amortized to expense on a straight-line basis over 12 months from the Inception Date. As of December 31, 2021, Offering costs deferred were $0.09 million, and are recorded in Prepaid expenses and other assets on the Statement of Assets and Liabilities.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to certain financial market risks, such as interest rate fluctuations. In addition, U.S. and global capital markets and credit markets have experienced a higher level of stress due to the global COVID-19 pandemic, which has resulted in an increase in the level of volatility across such markets. Because we fund a portion of our investments with borrowings, our net investment income is affected by the difference between the rate at which we invest and the rate at which we borrow. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income. In connection with the COVID-19 pandemic, the U.S. Federal Reserve and other central banks have reduced certain interest rates and LIBOR has decreased. As of December 31, 2021, 100.0% of debt investments at fair value (excluding unfunded debt investments) represent floating-rate investments with a reference rate floor and none of our debt investments at fair value represent fixed-rate investments. Additionally, our Goldman Credit Facility is also subject to floating interest rates and are currently paid based on floating SOFR rates.

The following table estimates the potential changes in net cash flow generated from interest income and expenses, should interest rates increase by 50, 100, or 200 basis points, or decrease by 25 basis points for the period from January 15, 2021 (Inception Date) through December 31, 2021.

Actual results could differ significantly from those estimated in the table.

Change in Interest Rates	Increase (Decrease) in Interest Income (in thousands)	Increase (Decrease) in Interest Expense (in thousands)	Net Increase (Decrease) in Net Investment Income (in thousands)
Down 25 basis points	$(143)	$(36)	$(107)
Up 100 basis points	572	145	$427
Up 200 basis points	1,143	290	$853
Up 300 basis points	1,715	435	$1,280

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

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Commonwealth Credit Partners BDC I, Inc.

Opinion on the Financial Statements

We have audited the accompanying statement of assets and liabilities of Commonwealth Credit Partners BDC I, Inc. (the Company), including the schedule of investments, as of December 31, 2021, the related statements of operations, changes in net assets, and cash flows for the period from January 15, 2021 (Inception Date) to December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021, and the results of its operations, changes in its net assets, and its cash flows for the period from January 15, 2021 (Inception Date) to December 31, 2021, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of the Company’s internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our procedures included confirmation of investments owned as of December 31, 2021, by correspondence with the custodian, syndication agents, and underlying investee companies, or by other appropriate auditing procedures where confirmation was not received. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2021.

Charlotte, North Carolina

March 25, 2022

COMMONWEALTH CREDIT PARTNERS BDC I, INC.

STATEMENT OF ASSETS AND LIABILITIES

(amounts in thousands except share and per share data)

December 31, 2021
Assets:
Non-controlled, non-affiliated investments, at fair value (amortized cost of $137,925)	$138,475
Cash and cash equivalents	114,849
Receivables:
Interest receivable	114
Prepaid expenses and other assets	101

Total Assets	$253,539

Liabilities:
Credit facility (net of deferred financing costs of $116)	$112,884
Payables:
Management fee payable, net (Note 4)	247
Interest payable	99
Directors fee payable	21
Accrued other general and administrative expenses	194

Total Liabilities	$113,445

Commitments and contingencies (Note 6)

Net Assets:
Common Stock, $0.001 par value; 1,000,000 shares authorized; 140,620 issued and outstanding as of December 31, 2021	$—
Additional paid-in capital	139,949
Total distributable earnings (accumulated deficit)	145

Total Net Assets	$140,094

Total Liabilities and Net Assets	$253,539

Net Asset Value Per Common Share	$996.26

The accompanying notes are an integral part of these financial statements.

COMMONWEALTH CREDIT PARTNERS BDC I, INC.

STATEMENT OF OPERATIONS

(amounts in thousands except share and per share data)

For the Period January 15, 2021 (Inception Date) through December 31, 2021
Income:
Investment income from non-controlled, non-affiliated investments:
Interest income	$1,633
Fee income	77

Total Investment Income	1,710

Expenses:
Management fees	444
Interest expense	208
Professional fees	227
Directors fees	51
Amortization of offering costs	78
Organizational expenses	475
Other general and administrative expenses	258

Total Expenses	1,741
Less: Management fee waiver (Note 4)	(131)

Net expenses	1,610

Net Investment Income (Loss)	100

Realized and unrealized gains (losses) on investments and foreign currency transactions
Net realized gains (losses):
Non-controlled, non-affiliated investments	19

Total net realized gains (losses)	19

Net change in unrealized gains (losses):
Non-controlled, non-affiliated investments	550

Total net change in unrealized gains (losses)	550

Total realized and unrealized gains (losses)	569

Net Increase (Decrease) in Net Assets Resulting from Operations	$669

Per Common Share Data:
Basic and diluted net investment income/(loss) per common share	$2.94

Basic and diluted net increase/(decrease) in net assets resulting from operations per common share	$19.70

Weighted Average Common Shares Outstanding—Basic and Diluted	33,958

The accompanying notes are an integral part of these financial statements.

COMMONWEALTH CREDIT PARTNERS BDC I, INC.

STATEMENT OF CHANGES IN NET ASSETS

(amounts in thousands except share and per share data)

For the Period January 15, 2021 (Inception Date) through December 31, 2021
Increase (Decrease) in Net Assets Resulting from Operations:
Net investment income (loss)	$100
Net realized gains (losses) on investments	19
Net change in unrealized gains (losses) on investments	550

Net Increase (Decrease) in Net Assets Resulting from Operations	669

Decrease in Net Assets Resulting from Stockholder Distributions
Distributions from net investment income	(575)
Reinvestment of distributions	—
Return of capital	—

Net Decrease in Net Assets Resulting from Stockholder Distributions	(575)

Increase in Net Assets Resulting from Capital Share Transactions
Issuance of common shares	140,000

Net Increase in Net Assets Resulting from Capital Share Transactions	140,000

Total Increase (Decrease) in Net Assets	140,094
Net Assets, Beginning of Period	—

Net Assets, End of Period	$140,094

The accompanying notes are an integral part of these financial statements.

COMMONWEALTH CREDIT PARTNERS BDC I, INC.

STATEMENT OF CASH FLOWS

(amounts in thousands)

For the Period January 15, 2021 (Inception Date) through December 31, 2021
Cash Flows from Operating Activities:
Net increase (decrease) in net assets resulting from operations	$669
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Net realized (gains)/losses on investments	(19)
Net change in unrealized (gains)/losses on investments	(550)
Net accretion of discount on investments	(75)
Purchases of portfolio investments	(141,630)
Amortization of deferred financing costs	6
Sales or repayments of portfolio investments	3,799
Increase/(decrease) in operating assets and liabilities:
(Increase)/decrease in interest and dividends receivable	(114)
(Increase)/decrease in prepaid expenses and other assets	(101)
Increase/(decrease) in management fees payable, net	247
Increase/(decrease) in interest payable	99
Increase/(decrease) in directors fee payable	21
Increase/(decrease) in accrued other general and administrative expenses	194

Net cash provided by (used in) operating activities	(137,454)

Cash Flows provided by (used in) Financing Activities:
Borrowings on credit facility	216,200
Repayments on credit facility	(103,200)
Deferred financing costs paid	(122)
Distributions paid in cash	(575)
Proceeds from issuance of common stock	140,000

Net cash provided by (used in) financing activities	252,303

Net increase in cash and cash equivalents	114,849
Cash and cash equivalents, beginning of period	—

Cash and cash equivalents, end of period	$114,849

Supplemental and Non-Cash Information:
Interest paid during the period	$109

The accompanying notes are an integral part of these financial statements.

COMMONWEALTH CREDIT PARTNERS BDC I, INC.

SCHEDULE OF INVESTMENTS

(amounts in thousands, except per share data)

December 31, 2021

Portfolio Company(1)(3)(7)	Industry	Interest Rate	Maturity Date	Principal / Shares	Amortized Cost	Fair Value	Percentage of Net Assets (2)
Debt Investments
First Lien Senior Secured(5)
Abea Acquisition, Inc. - Term Loan	Consumer Services	L + 6.50% (1.00% floor)	11/30/2026	$12,178	$11,968	$11,965	8.5%
Abea Acquisition, Inc. - Delayed Draw Loan (4)(8)	Consumer Services	L + 6.50% (1.00% floor)	11/30/2026	—	(11)	(27)	0.0%
AccessOne Medcard, Inc. - Term Loan	Health Care Technology	L + 6.00% (0.50% floor)	8/20/2026	13,134	12,917	13,134	9.4%
Aurora Solutions LLC - Revolving Credit Line (4)(8)	Diversified Financials	SOFR + 6.00% (0.75% floor)	12/31/2027	383	364	364	0.3%
Aurora Solutions LLC - Term Loan	Diversified Financials	SOFR + 6.00% (0.75% floor)	12/31/2027	9,574	9,430	9,430	6.7%
Aurora Solutions LLC - Delayed Draw Loan (4)(8)	Diversified Financials	SOFR + 6.00% (0.75% floor)	12/31/2027	—	(53)	(105)	-0.1%
Kent Water Sports Holdings, LLC - Delayed Draw Loan (4)(8)	Consumer Durables & Apparel	L + 7.00% (1.00% floor)	12/31/2025	12,950	12,675	12,736	9.1%
OneCare Media, LLC - Revolving Credit Line (4)(8)	Media	L + 6.50% (1.00% floor)	9/29/2026	—	(39)	(21)	0.0%
OneCare Media, LLC - Term Loan	Media	L + 6.50% (1.00% floor)	9/29/2026	11,997	11,768	11,877	8.5%
PJW Ultimate Holdings LLC - Revolving Credit Line (4)(8)	Consumer Services	L + 6.00% (1.00% floor)	11/17/2026	856	814	813	0.6%
PJW Ultimate Holdings LLC - Term Loan	Consumer Services	L + 6.00% (1.00% floor)	11/17/2026	10,696	10,487	10,482	7.5%
PJW Ultimate Holdings LLC - Delayed Draw Term Loan (4)(8)	Consumer Services	L + 6.00% (1.00% floor)	11/17/2026	—	(42)	(86)	-0.1%
Rushmore Intermediate, LLC - Revolving Credit Line (4)(8)	Health Care Equipment & Services	L + 7.00% (0.75% floor)	11/1/2027	—	(26)	(23)	0.0%
Rushmore Intermediate, LLC - Term Loan	Health Care Equipment & Services	L + 7.00% (0.75% floor)	11/1/2027	12,096	11,860	11,887	8.5%
Rushmore Intermediate, LLC - Delayed Draw Loan (4)(8)	Health Care Equipment & Services	L + 7.00% (0.75% floor)	11/1/2027	—	(13)	(23)	0.0%
S4T Holdings Corp. - Term Loan	Commercial & Professional Services	SOFR + 6.00% (1.00% floor)	12/28/2026	26,284	25,759	25,758	18.4%
S4T Holdings Corp. - Delayed Draw Loan (4)(8)	Commercial & Professional Services	SOFR + 6.00% (1.00% floor)	12/28/2026	—	(77)	(155)	-0.1%
Whitestone Home Furnishings, LLC - Term Loan	Consumer Durables & Apparel	L + 6.00% (1.00% floor)	8/20/2026	15,695	15,398	15,476	11.0%
Wilnat, Inc. - Revolving Credit Line (4)(8)	Capital Goods	L + 6.00% (1.00% floor)	12/29/2026	370	346	346	0.2%
Wilnat, Inc. - Term Loan	Capital Goods	L + 6.00% (1.00% floor)	12/29/2026	12,345	12,098	12,098	8.6%

Total First Lien Senior Secured					135,623	135,926	97.0%

Total Debt Investments					135,623	135,926	97.0%

Equity Investments
Preferred Equity
TVG OCM III (FT) Blocker, LLC - Class B Units (6)	Media	NA	NA	706	706	937	0.7%

Total Preferred Equity				706	706	937	0.7%

COMMONWEALTH CREDIT PARTNERS BDC I, INC.

SCHEDULE OF INVESTMENTS (CONTINUED)

(amounts in thousands, except per share data)

December 31, 2021

Portfolio Company(1)(3)(7)	Industry	Interest Rate	Maturity Date	Principal / Shares	Amortized Cost	Fair Value	Percentage of Net Assets (2)

Common Equity
Rushmore Lender Co-Invest Blocker, LLC - Common Stock (6)	Health Care Equipment & Services	NA	NA	537,606	538	554	0.4%
Sea-K Investors, LLC - Class A Units (6)	Consumer Durables & Apparel	NA	NA	731,536	732	732	0.5%
Vistria ESS Holdings, LLC - Equity (6)	Commercial & Professional Services	NA	NA	326	326	326	0.2%

Total Common Equity					1,596	1,612	1.1%

Total Equity Investments					2,302	2,549	1.8%

Total Investments					$137,925	$138,475	98.8%

Liabilities in Excess of Other Assets						1,619	1.2%

Net Assets						$140,094	100.0%

(1)

All of the Company’s investments, are qualifying assets under Section 55(a) of the Investment Company Act of 1940, as amended (the “1940 Act”). Under the 1940 Act, the Company may not acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of the Company’s total assets. All investments held are deemed to be illiquid.

(2)	Percentages are based on net assets as of December 31, 2021.
(3)

The fair value of investments with respect to securities for which market quotations are not readily available are valued using significant unobservable inputs (See Note 3 to the financial statements).

(4)

The Company has various unfunded commitments to portfolio companies. Please refer to Note 6—Commitments and Contingencies for details of these unfunded commitments. The negative cost, if applicable, is the result of the capitalized discount or unfunded commitment being greater than the principal amounts outstanding on the loan. The negative fair value, if applicable, is the result of the capitalized discount or unfunded commitment on the loan.

(5)

The majority of the investments bear interest at a rate that may be determined by reference to London Interbank Offered Rate (“LIBOR” or “L”) or Secured Overnight Financing Rate (“SOFR”) and which reset daily, monthly, quarterly, or semiannually. For each, the Company has provided the spread over LIBOR or SOFR and the current interest rate in effect at December 31, 2021. Certain investments are subject to a Reference Rate floor. For fixed rate loans, a spread above a reference rate is not applicable. As of December 31, 2021, all reference rates are below the floor rate for variable rate loans, and as such these investments are subject to the floor rate.

(6)	Equity and member interests are non-income-producing unless otherwise noted.
(7)	All investments domiciled in the United States unless otherwise noted.
(8)

Investment had undrawn commitments. Unamortized fees are classified as unearned income which reduces cost basis, which may result in a negative cost basis. A negative fair value may result from the unfunded commitment being valued below par.

The accompanying notes are an integral part of these consolidated financial statements.

COMMONWEALTH CREDIT PARTNERS BDC I, INC.

SCHEDULE OF INVESTMENTS (CONTINUED)

(amounts in thousands, except per share data)

December 31, 2021

The following table shows the portfolio composition by industry grouping based on fair value at December 31, 2021:

	At December 31, 2021
Industry	Investments at Fair Value	Percentage of Total Portfolio
Consumer Durables & Apparel	$28,942	20.9%
Commercial & Professional Services	25,930	18.7
Consumer Services	23,148	16.7
Health Care Technology	13,134	9.5
Media	12,794	9.2
Capital Goods	12,444	9.0
Health Care Equipment & Services	12,394	9.0
Diversified Financials	9,689	7.0

	$138,475	100.0%

The accompanying notes are an integral part of these financial statements.

COMMONWEALTH CREDIT PARTNERS BDC I, INC.

NOTES TO FINANCIAL STATEMENTS

(in thousands, except share and per share amounts, percentages, and as otherwise indicated)

December 31, 2021

Note 1—Organization

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

The Company is managed by Commonwealth Credit Advisors LLC (the “Investment Adviser”), a Delaware limited liability company and an affiliate of Comvest Capital Advisors LLC and Comvest Credit Advisors LLC (collectively “Comvest Partners”). The Investment Adviser is registered as an investment adviser under the Investment Advisers Act of 1940, as amended. The Investment Adviser oversees the management of the Company’s activities and is responsible for making investment decisions with respect to the Company’s portfolio.

The Company’s investment objective is to generate both current income and capital appreciation by investing in middle-market companies in a wide range of industries primarily structured as senior credit facilities, and to a lesser extent, junior credit facilities. The Company also may purchase interests in loans through secondary market transactions.

The Company is conducting private placements of shares of its common stock, par value $0.001 per share (the “Common Stock” or “Shares”), to investors in reliance on exemptions from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”). Each investor in the private placement will make a capital commitment (the “Capital Commitments”) to purchase shares of Common Stock pursuant to a subscription agreement (a “Subscription Agreement”). Investors will be required to make capital contributions to purchase additional shares of Common Stock (the “Drawdown Purchase Price”) each time the Company delivers a drawdown notice (the “Drawdown Notice”), which will be delivered at least ten business days prior to the required funding date, in an aggregate amount not to exceed their respective Capital Commitments.

Note 2—Summary of Significant Accounting Policies

Basis of Presentation

The following is a summary of significant accounting policies consistently followed by the Company in the preparation of its financial statements. The financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the requirements for reporting on Form 10-K and Regulation S-X. The Company is an investment company and accordingly applies specific accounting and financial reporting requirements under Financial Accounting Standards Board (“FASB”) Accounting Standards Topic 946, Financial Services-Investment Companies.

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

2)

Investments for which indicative prices are obtained from various pricing services and/or brokers or dealers are valued through a multi- step valuation process, as described below, to determine whether the quote(s) obtained is representative of fair value in accordance with GAAP.

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

i) Investments for which two or more quotes are received from a pricing service are valued using the mean of the mean of the bid and ask of the quotes obtained. If quotes from pricing services differ by +/- five points or if the spread between the bid and ask for a quote is greater than 10 points, the personnel of the Valuation Agent, in consultation with the investment professionals of the Investment Adviser, will evaluate the reasonableness of the quote, and if the quote is determined to not be representative of fair value, the personnel of the Valuation Agent, in consultation with the investment professionals of the Investment Adviser, will use one or more of the methodologies outlined below to determine fair value;

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

3)	Investments for which quotations are not readily available through exchanges, pricing services, brokers, or dealers are valued through a multi- step valuation process:

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

Investment Classification

The Company classifies its investments in accordance with the requirements of the 1940 Act. Under the 1940 Act, “Control” is defined as the power to exercise a controlling influence over the management or policies of a company, unless such power is solely the result of an official position with such company. In addition, in accordance with Section 2(a)(9) of the 1940 Act, any person who owns beneficially, either directly or through one or more controlled companies, more than 25% of the voting securities of a company shall be presumed to control such company. Any person who does not so own more than 25% of the voting securities of any company shall be presumed not to control such company. Any person who does not so own more than 25% of the voting securities of any company and/or does not have the power to exercise control over the management or policies of such portfolio company shall be presumed not to control such company. Consistent with the 1940 Act, “Affiliated Investments” are defined as those investments in companies in which the Company owns 5% or more of the voting securities. Consistent with the 1940 Act, “Non-affiliated Investments” are defined as investments that are neither Control Investments nor Affiliated Investments. As of December 31, 2021, the Company did not “control” and was not an “affiliated person” of any of its portfolio companies, each as defined in the 1940 Act.

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

Organizational Expenses and Offering Costs

Organizational expenses consist of costs incurred to establish the Company and enable it legally to do business. Organization costs are expensed as incurred. Offering costs consist of costs incurred in connection with the offering of Common Stock of the Company. Offering costs are capitalized as a deferred charge and amortized to expense on a straight-line basis over 12 months from the inception date. Offering costs expensed for the period from January 15, 2021 (Inception Date) through December 31, 2021 were $0.08 million. As of December 31, 2021, offering costs deferred were $0.09 million, and are recorded in prepaid expenses and other assets on the Statement of Assets and Liabilities.

The Company will bear the organizational expenses and offering costs incurred in connection with the formation of the Company and the offering of shares of its Common Stock, including the out-of-pocket expenses of the Investment Adviser and its agents and affiliates. In addition, the Company will reimburse the Investment Adviser for the organizational expenses and offering costs it incurs on the Company’s behalf. For the period from January 15, 2021 (Inception Date) through December 31, 2021, the Company has incurred $0.48 million of organizational costs. If actual organizational expenses and offering costs incurred exceed $0.75 million, the Investment Adviser or its affiliate bear the excess costs.

Deferred Financing Costs

Financing costs incurred in connection with the Company’s credit facilities are capitalized and amortized into expense using the straight-line method, which approximates the effective yield method over the life of the respective facility. See Note 5—Borrowings.

Revenue Recognition

Interest Income

Interest income, adjusted for amortization of premium and accretion of discount, is recorded on an accrual basis. Discount and premium on investments purchased are accreted/amortized over the expected life of the respective investment using the effective yield method. Loan origination fees, original issue discount (“OID”) and market discounts or premiums are capitalized and amortized into interest income using the effective interest method. Upon prepayment of a loan or debt security, any prepayment premiums, unamortized upfront loan origination fees and unamortized discounts are recorded as interest income.

Fee Income

Fee income, such as structuring fees, loan monitoring, amendment, syndication, commitment, termination, and other loan fees are recognized as income when earned, either upon receipt or amortized into fee income. Upon the re-payment of a loan or debt security, any prepayment penalties and unamortized loan fees are recorded as fee income.

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

Net Realized Gain or Loss and Net Change in Unrealized Gain or Loss

Investment transactions are accounted for on the trade date. Gain or loss on the sale of investments is calculated using the specific identification method. Net change in unrealized gain or loss will reflect the change in portfolio investment values during the reporting period, including any reversal of previously recorded unrealized gain or loss, when a gain or loss is realized.

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

The Company evaluates tax positions taken or expected to be taken in the course of preparing the Company’s tax returns to determine whether it is “more-likely-than-not” (i.e., greater than 50-percent) that each tax position will be sustained upon examination by a taxing authority based on the technical merits of the position. Tax positions not deemed to meet the more-likely-than-not threshold are recorded as a tax benefit or expense in the current year. All penalties and interest associated with income taxes will be included in income tax expense, if any. The Company did not record any tax provision in the current period. However, management’s conclusions regarding tax positions taken may be subject to review and adjusted at a later date based on factors including, but not limited to, examination by tax authorities, on-going analysis of and changes to tax laws, regulations, and interpretations thereof.

Recent Accounting Standards Update

In March 2020, the Financial Accounting Standards Board issued Accounting Standards Update No. 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on

Financial Reporting” (“ASU 2020-04”). The amendments in ASU 2020-04 provide optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The standard is effective as of March 12, 2020 through December 31, 2022. In January 2021, the Financial Accounting Standards Board issued Accounting Standards Update 2021-01 “Reference Rate Reform (Topic 848): Scope” (“ASU 2021-01”). The amendments in ASU 2021-01 provide optional exceptions for applying GAAP to contract modifications, hedging relationships and other transactions affected by reference rate reform if certain criteria are met. ASU 2020-04 and 2021-01 are elective and can be adopted between March 12, 2020 and December 31, 2022. Management is currently evaluating the impact of the optional guidance on the Company’s financial statements and disclosures.

Note 3—Fair Value of Financial Instruments

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

The following table presents fair value measurements of investments, by major class, as of December 31, 2021, according to the fair value hierarchy:

	Fair Value Measurements
	Level 1	Level 2	Level 3	Totals
First Lien Senior Secured	$—	$—	$135,926	$135,926
Equity	—	—	2,549	2,549

Total	$—	$—	$138,475	$138,475

The following table provides a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the period from January 15, 2021 (Inception Date) through December 31, 2021:

	First Lien Senior Secured	Equity	Total
Balance as of January 15, 2021 (Inception Date)	$—	$—	$—
Purchases and other adjustments to cost	139,269	2,361	141,630
Sales and repayments	(3,739)	(60)	(3,799)
Net realized gain/(loss) on investments	19	—	19
Net change in unrealized gain/(loss) on investments	302	248	550
Net accretion of discount on investments	75	—	75

Balance as of December 31, 2021	$135,926	$2,549	$138,475

Net change in unrealized gain/loss for the period relating to those Level 3 assets that were still held by the Company at the end of the period:	$302	$248	$550

Purchases represent the acquisition of new investments at cost. Sales and repayments represent principal payments received during the period.

Significant Unobservable Inputs

The following table summarizes the significant unobservable inputs used to value Level 3 investments as of December 31, 2021. The table is not intended to be all-inclusive, but instead identifies the significant unobservable inputs relevant to the determination of fair values.

Asset Category	Fair Value	Primary Valuation Technique	Unobservable Inputs	Selected Input Range		Weighted Average (a)
				Minimum	Maximum
First Lien Senior Secured	$135,926	Discounted Cash Flow	Discount Rate	6.4%	9.6%	8.3%
Equity	554	Discounted Cash Flow	Discount Rate	8.6%	9.6%	9.1%
Equity	1,995	Market Comparables	LTM EBITDA	8.0x	17.0x	10.2x

Total	$138,475

(a)	Weighted averages are calculated based on fair value of investments.

There were no significant changes in valuation approach or technique as of December 31, 2021.

Level 3 inputs to the valuation methodology are unobservable and significant to overall fair value measurement. The inputs into the determination of fair value require significant management judgment or estimation. Financial instruments that are included in this category include investments in privately held entities where the fair value is based on unobservable inputs.

The income and market approaches were used in the determination of fair value of certain Level 3 assets as of December 31, 2021. The significant unobservable inputs used in the income approach are the discount rate or market yield used to discount the estimated future cash flows expected to be received from the underlying investment, which include both future principal and interest payments and any other end of term fees, as applicable. Included in the consideration and selection of discount rates are factors such as risk of default, interest rate risk, and changes in credit quality. The significant unobservable inputs used in the market approach are based on market comparable transactions and market multiples of publicly traded comparable companies. Increases or decreases in the valuation multiples in isolation may result in higher or lower fair value measurement, respectively, and increases or decreases in the discount rate in isolation may result in lower or higher fair value measurement, respectively.

As of December 31, 2021, the Company had no portfolio companies on non-accrual status. Refer to Note 2—Summary of Significant Accounting Policies—for additional details regarding the Company’s non-accrual policy.

For discussion of the fair value measurement of the Company’s borrowings, refer to Note 5—Borrowings.

Note 4—Related Party Transactions

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

Operating Advisory Group, LLC (“OAG”), is a consulting firm that exclusively provides management consulting services to portfolio companies of the Company, the advisor, and certain of its affiliates and their portfolio companies. Substantially all of OAG’s services are provided to portfolio companies of Comvest Partners’ affiliated funds investing in a control equity strategy. The Company also engages OAG to provide assistance with certain discrete diligence and other matters in connection with the Company’s investing activities. For the period January 15, 2021 through December 31, 2021, OAG charged $5 for due diligence services which were paid by portfolio companies of the Company. While neither the Company nor any of its affiliates or personnel own or share in any portion of the economics received by OAG, an affiliate of the Investment Adviser has been granted an option to acquire the shares of OAG’s parent company at a nominal value.

Management Fee

During the Investment Period, the Management Fee will be calculated at an annual rate of 1.00% with respect to the Company’s Adjusted Average Assets Invested (defined below) in respect of the relevant quarterly period, in the manner set forth in the table below. “Adjusted Average Assets Invested” shall mean (a) the average of the sum of the Company’s (i) Drawn Capital Commitments and (ii) outstanding principal on borrowings, in the case of clause (i) and clause (ii), as of the last business day of each month included in the relevant quarterly period less (b) the sum of the Company’s (iii) cumulative net unrealized losses, if any, and (iv) cumulative net realized losses, if any, in the case of clause (iii) and clause (iv), as of the last business day of the relevant quarter. For the avoidance of doubt, the quarterly Management Fees payable to the Investment Adviser are specifically set forth below.

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

The table set forth below shows the following quarterly fee percentages shall be payable with respect to the Company’s Target Adjusted Average Assets through the end of the Investment Period:

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

For the period January 15, 2021 (Inception Date) to December 31, 2021, the Company incurred $0.44 million in Management Fees under the Investment Advisory Agreement.

The Investment Adviser has chosen to voluntarily waive $0.13 million of management fees earned in accordance with the Investment Advisory Agreement for the period from January 15, 2021 (Inception date) through December 31, 2021. Any fees waived under the Investment Advisory Agreement are not subject to reimbursement to the Investment Adviser.

As of December 31, 2021, $0.25 million was payable to the Adviser for management fees.

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

“Total Return” means the sum of the Company’s net investment income (with Organizational Expenses (as defined herein) amortized ratably over a three-year period for the purposes of this calculation) in respect of the relevant Measurement Period and the Company’s realized and unrealized capital gains less realized and unrealized capital losses in respect of the relevant Measurement Period.

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

For the period January 15, 2021 (Inception Date) through December 31, 2021, there was no incentive fee earned and thus no amounts have been accrued.

Administration Agreement

We have entered into an administration agreement (the “Administration Agreement”) with Commonwealth Credit Advisors LLC, a Delaware limited liability company (in such capacity, the “Administrator”), under which the Administrator provides administrative services for us, including arranging office facilities for us and providing office equipment and clerical, bookkeeping and recordkeeping services at such facilities. Under the Administration Agreement, the Administrator also performs, or oversees the performance of, our required administrative services, which includes being responsible for the financial records which we are required to maintain and preparing reports to our stockholders and reports filed with the SEC and providing the services of our chief financial officer and their respective staffs. In addition, the Administrator will assist us in determining and publishing our net asset value, overseeing the preparation and filing of tax returns and the printing and dissemination of reports to our Stockholders, and generally overseeing the payment of our expenses and the performance of administrative and professional services rendered to us by others. The Administrator may also provide on our behalf managerial assistance to our portfolio companies.

The Administrator has hired a third-party sub-administrator to assist with the provision of administration services. For the period January 15, 2021 (Inception Date) through December 31, 2021, the Company incurred $0.08 million in administrative service fees under the administration agreement, payable to the sub-administrator.

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

Note 5—Borrowings

Goldman Credit Facility

On August 11, 2021, the Company entered into a Credit Agreement (together with the exhibits and schedules thereto, the ‘‘Goldman Credit Facility’’) as the borrower and Goldman Sachs Bank USA (“Goldman Sachs”) as the lender. The Goldman Credit Facility is structured as a revolving credit facility secured by the capital commitments of the Company’s subscribed investors and certain related assets. On September 27, 2021, the Credit Agreement was amended, pursuant to which the maximum loan amount was increased to the lesser of $130 million and the Borrowing Base.

The Goldman Credit Facility is uncommitted and matures on the earlier of (i) the date on which either the Company or Lender provide written notice of termination to the other party and (ii) the date that is 30 days prior to the last date on which the Company may issue capital drawdowns to its investors. Under the Goldman Credit Facility, the Company is permitted to borrow up to the lesser of $130 million and the Borrowing Base. The “Borrowing Base” is based upon the unfunded capital commitments of certain subscribed investors in the Company that have been approved by Goldman Sachs and meet certain criteria. The advance rate for such investors is currently 90%. The Goldman Credit Facility contains certain customary affirmative and negative covenants and events of default. The Goldman Credit Facility bore interest at a rate of LIBOR plus 2.70% per annum until September 30, 2021, thereafter it will bear interest at a rate of SOFR plus 0.11448% plus 2.70% per annum.

The weighted average annualized interest cost for all borrowings for the period January 15, 2021 (Inception Date) through December 31, 2021 was 2.86%, and the average daily debt outstanding for the same period was $20.71 million. The maximum debt outstanding for the period January 15, 2021 (Inception Date) through December 31, 2021 was $113 million.

The following table represents borrowings as of December 31, 2021:

	Total Aggregate Borrowing Capacity	Total Principal Outstanding	Less Deferred Financing Costs	Amount per Statements of Assets and Liabilities
Goldman Credit Facility	$130,000	$113,000	$116	$112,884

Total	$130,000	$113,000	$116	$112,884

The following table represents interest and debt fees for the period January 15, 2021 (Inception Date) through December 31, 2021:

	For the Period January 15, 2021 (Inception Date) through December 31, 2021
	Interest Rate(2)(3)	Interest Expense	Deferred Financing Costs(1)	Other Fees(1)
Goldman Credit Facility	L+2.70% and SOFR + 0.11448% + 2.70%	$158	$6	$43

Total		$158	$6	$43

(1)	Amortization of deferred financing costs and other fees are included in interest expense on the statement of operations.
(2)	As of December 31, 2021, the 1-month SOFR rate was 0.05%.
(3)	Interest rate of LIBOR plus 2.70% until September 30, 2021, and a rate of SOFR plus 0.11448% plus 2.70% thereafter.

At December 31, 2021, the carrying amount of the Company’s secured borrowings approximated their fair value in accordance with ASC 820. As of December 31, 2021, the Company’s borrowings would be deemed to be Level 3, as defined in Note 3—Fair Value of Financial Instruments.

Note 6—Commitments and Contingencies

Commitments

In the ordinary course of business, the Company may enter into future funding commitments. As of December 31, 2021, the Company had unfunded commitments on delayed draw term loans and revolving credit lines of $31.9 million. The Company maintains sufficient cash on hand, unfunded Capital Commitments, and available borrowings to fund such unfunded commitments.

As of December 31, 2021, the Company’s unfunded commitments consisted of the following:

Portfolio Company Name	Investment Type	Commitment Type	Unfunded Commitments
Abea Acquisition, Inc.	First Lien Senior	Delayed Draw Loan	$1,522
Aurora Solutions LLC	First Lien Senior	Delayed Draw Loan	7,021
Aurora Solutions LLC	First Lien Senior	Revolving Credit Line	894
Kent Water Sport Holdings, LLC	First Lien Senior	Delayed Draw Loan	3,530
OneCare Media. LLC	First Lien Senior	Revolving Credit Line	2,056
PJW Ultimate Holdings, LLC	First Lien Senior	Delayed Draw Credit Line	4,279
PJW Ultimate Holdings, LLC	First Lien Senior	Revolving Credit Line	1,284
Rushmore Intermediate, LLC	First Lien Senior	Delayed Draw Loan	1,344
Rushmore Intermediate, LLC	First Lien Senior	Revolving Credit Line	1,344
S4T Holdings Corp.	First Lien Senior	Delayed Draw Loan	7,730
Wilnat, Inc.	First Lien Senior	Revolving Credit Line	864

Total			$31,868

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

Note 7—Capital

Investor Commitments

As of December 31, 2021, the Company had $656.6 million, in Capital Commitments, of which $516.6 million, were unfunded.

Capital Drawdowns

The following table summarizes the total shares issued and proceeds related to capital drawdowns:

Share Issue Date	Shares Issued	Net Proceeds Received
June 14, 2021	1	$1
August 17, 2021	29,999	29,999
September 28, 2021	20,000	20,000
December 23, 2021	90,620	90,000

Total Shares Issued	140,620	$140,000

As of December 31, 2021, 1,407 of the Company’s common shares were owned by Comvest Group Holdings SPV II LLC, a wholly owned subsidiary of an affiliate of Comvest Partners.

Distributions and Dividends

Distributions declared for the period ended December 31, 2021 totaled approximately $0.58 million.

The following table reflects cash distributions, including dividends and returns of capital, if any, per share that have been declared by our Board for the current fiscal year to date:

Fiscal Year Ended	Date Declared	Record Date	Payment Date	Per Share Amount
December 31, 2021
Fourth Quarter	December 8, 2021	December 8, 2021	December 16, 2021	$11.50

Note 8—Net Assets

The following table reflects the net assets activity for the period January 15, 2021 (Inception Date) to December 31, 2021:

	Common stock-shares	Common stock-par (1)	Additional paid in capital	Total distributable earnings (accumulated deficit)	Total net assets
Balance as of January 15, 2021 (Inception Date)	—	$—	$—	$—	$—
Issuance of common stock, net of issuance costs	140,620	—	140,000	—	140,000
Distributions to stockholders	—	—	—	(575)	(575)
Net investment income (loss)	—	—	—	100	100
Net realized gain (loss) from investment transactions	—	—	—	19	19
Net change in unrealized gain (loss) on investments	—	—	—	550	550
Tax reclassification of stockholders’ equity (See Note 11)	—	—	(51)	51	—

Balance as of December 31, 2021	140,620	$—	$139,949	$145	$140,094

(1)	Less than $1.

Note 9—Earnings Per Share

Basic earnings per share is computed by dividing earnings available to common stockholders by the weighted average number of shares outstanding during the period. Other potentially dilutive shares, and the related impact to earnings, are considered when calculating earnings per share on a diluted basis. As of December 31, 2021, there are no dilutive securities. The following information sets forth the computation of the weighted average basic and diluted net decrease in net assets per share resulting from operations for the period January 15, 2021 (Inception Date) to December 31, 2021.

For the Period January 15, 2021 (Inception Date) through December 31, 2021
Net increase (decrease) in net assets resulting from operations	$669
Weighted average shares of common stock outstanding—basic and diluted	33,958
Earnings (loss) per share of common stock—basic and diluted	$19.70

Note 10—Financial Highlights

The Company commenced investing operations on August 17, 2021. Net asset value, at the beginning of the period represents the initial price per share issued. The following is a schedule of financial highlights for the period January 15, 2021 (Inception Date) through December 31, 2021:

For the Period January 15, 2021 (Inception Date) through December 31, 2021
Per Common Share Operating Performance
Net Asset Value, Beginning of Period	$1,000.00
Results of Operations:(1)
Net Investment Income (Loss)	2.94
Net Realized and Unrealized Gain (Loss) on Investments	4.82

Net Increase (Decrease) in Net Assets Resulting from Operations	7.76

Distributions to Common Stockholders
Distributions from Net Investment Income	(11.50)

Net Decrease in Net Assets Resulting from Distributions	(11.50)

Net Asset Value, End of Period	$996.26

Shares Outstanding, End of Period	140,620
Total Return(3)	0.76%
Net assets, End of period	$140,094

Ratio/Supplemental Data
Weighted-average shares outstanding	33,958
Ratio of net investment income (loss) to average net assets without waiver(2)	(0.04%)
Ratio of net investment income (loss) to average net assets with waiver(2)	0.36%
Ratio of total expenses to average net assets without waiver(2)(5)	5.30%
Ratio of total expenses to average net assets with waiver(2)(5)	4.90%
Asset coverage ratio(6)	224%
Portfolio turnover rate(4)	4%

(1)	The per common share data was derived by using weighted average shares outstanding.
(2)	Ratios, excluding nonrecurring expenses, such as organization and offering costs, are annualized.
(3)

Total return is calculated assuming a purchase of shares of common stock at the current net asset value on the first day and a sale at the current net asset value on the last day of the period reported. Total return calculation is not annualized.

(4)	Portfolio turnover rate is calculated using the lesser of year-to-date purchases or sales over the average of the invested assets at fair value. Portfolio turnover rate is not annualized.
(5)	Ratio of total expenses to average net assets is calculated using total operating expenses over average net assets.
(6)	Asset coverage ratio is presented as of December 31, 2021.

Note 11. Federal Income Tax Matters

The Company has elected to be treated and intends to be subject to tax as a RIC under Subchapter M of the Code. As a result, the Company must distribute substantially all of its net taxable income each tax year as dividends to its stockholders. Accordingly, no provision for federal income tax has been made in the financial statements.

Dividends from net investment income and distributions from net realized capital gains are determined in accordance with U.S. federal tax regulations, which may differ from amounts determined in accordance with GAAP and those differences could be material. These book-to-tax differences are either temporary or permanent in nature. Reclassifications due to permanent book-tax differences have no impact on net assets.

Permanent differences for financial reporting purposes related to the tax treatment of non-deductible offering costs incurred. The following permanent differences were reclassified among the components of net assets for the period ended January 15, 2021 (Inception date) to December 31, 2021:

2021
Increase/(decrease) in Paid in Capital in Excess of Par	$(51)
Increase/(decrease) in Distributable Earnings (Losses)	$51

Taxable income generally differs from net increase (decrease) in net assets resulting from operations for financial reporting purposes due to temporary and permanent differences in the recognition of income and expenses and generally excludes unrealized gain (loss) on investment transactions as investment gains and losses are not included in taxable income until they are realized.

The tax character of distributions paid during the period ended January 15, 2021 (Inception date) to December 31, 2021 were as follows:

Period ended December 31, 2021
Ordinary Income	$575
Long-Term Capital Gains	—
Return of Capital	—

The tax basis components of distributable earnings/(accumulated losses) and reconciliation to accumulated earnings/(deficit) on a book basis for the period ended January 15, 2021 (Inception date) to December 31, 2021 were as follows:

Undistributed ordinary income—tax basis	$38
Undistributed realized gains—tax basis	—
Net unrealized gain (loss) on investments	550
Other temporary differences	(443)

Total accumulated earnings (loss)—book basis	$145

Capital losses in excess of capital gains earned in a tax year may generally be carried forward and used to offset capital gains, subject to certain limitations. Capital losses incurred by the Company are not subject to expiration and retain their character as either short-term or long-term capital losses. As of December 31, 2021, the Company estimates that it will not have a capital loss carryforward. Because of loss limitation rules of the Code, some of the tax basis capital losses may be limited in their use. The unused balance, if applicable, would be carried forward and utilized as gains are realized, subject to such limitations.

Management has analyzed the Company’s tax positions taken on federal income tax returns for all open years (fiscal year 2021) and has concluded that no provision for uncertain income tax positions is required in the Company’s financial statements.

Excise Tax - Depending on the level of taxable income earned in a tax year, the Company may choose to carry forward taxable income in excess of current year dividend distributions into the next tax year and pay a 4.0% excise tax on such income, as required. To the extent that the Company determines that its estimated current year annual taxable income will be in excess of estimated current year dividend distributions for excise tax purposes, the Company accrues excise tax, if any, on estimated excess taxable income as taxable income is earned. For the calendar year ended December 31, 2021, the Company did not distribute at least 98% of its ordinary income and 98.2% of its capital gains and will be subject to a deminimus amount of federal excise taxes on undistributed taxable income for the period ended December 31, 2021.

For tax purposes, the Company may elect to defer any portion of a post-October capital loss or late-year ordinary loss to the first day of the following fiscal year. As of December 31, 2021, the Company elected to defer $0 of ordinary losses. The Company did not elect to defer any short-term capital losses and long-term capital losses as of December 31, 2021. For the tax year ended December 31, 2021, the Company estimates that distributions were in excess of taxable income and does not expect to carry forward excess taxable income for distribution into 2022.

As of December 31, 2021, the Federal tax cost of investments was $137,925 resulting in estimated gross unrealized gains and losses of $550 and $0, respectively.

Note 12—Subsequent Events

The Company has evaluated subsequent events through the filing of this Form 10-K and has determined that there have been no events that have occurred that would require adjustments to the Company’s disclosures in the financial statements.

The terms “we”, “us”, “our” and the “Company” refers to Commonwealth Credit Partners BDC I, Inc.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

As of December 31, 2021 (the end of the period covered by this report), we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic United States Securities and Exchange Commission filings is recorded, processed, summarized and reported within the time periods specified in the United States Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

(b) Report of Management on Internal Control Over Financial Reporting

This annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report from the Company’s independent registered public accounting firm on the Company’s internal control over financial reporting as of December 31, 2021 due to a transition period established by rules of the SEC for new reporting companies.

Internal Control Over Financial Reporting

Management has not identified any change in our internal control over financial reporting that occurred during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The business and affairs of the Company are managed under the direction and oversight of the Board. The Board consists of four members, three of whom are Independent Directors. The Board appoints the officers, who serve at the discretion of the Board. The responsibilities of the Board include quarterly valuation of the Company’s assets, corporate governance activities, oversight of the Company’s financing arrangements and oversight of the Company’s investment activities.

The Board is responsible for the oversight of the Company’s investment, operational and risk management activities. The Board reviews risk management processes at both regular and special board meetings throughout the year, consulting with appropriate representatives of the Investment Adviser as necessary and periodically requesting the production of risk management reports or presentations. The goal of the Board’s risk oversight function is to ensure that the risks associated with the Company’s investment activities are accurately identified, thoroughly investigated and responsibly addressed. Stockholders should note, however, that the Board’s oversight function cannot eliminate all risks or ensure that particular events do not adversely affect the value of the Company’s investments.

Directors

Information regarding our Board is set forth below. The directors have been divided into two groups—Independent Directors and interested directors. Interested directors are “interested persons” of the Company as defined in Section 2(a)(19) of the 1940 Act. The address for each director is c/o Commonwealth Credit Partners BDC I, Inc., 525 Okeechobee Boulevard, Suite 1050, West Palm Beach, FL, 33401.

Name	Age	Position(s)	Director Since
Independent Directors
Grainne M. Coen	49	Director, Chair of the Audit Committee	2021
Timothy Moran	58	Director, Chair of the Nominating & Governance Committee	2021
Morris D. Weiss	62	Director, Chair of the Valuation Committee	2021
Interested Directors
Robert O’Sullivan	49	Director, Chairman of the Board and Chief Executive Officer	2021

Executive Officers Who Are Not Directors

Information regarding each of our executive officers who is not a director is as follows:

Name	Age	Position(s)
Cecilio M. Rodriguez	62	Chief Financial Officer
Jason Gelberd	49	Co-Chief Investment Officer
Greg Reynolds	52	Co-Chief Investment Officer
Deborah Nordell	53	Controller
Michael Altschuler	44	Secretary

The address for each executive officer is c/o Commonwealth Credit Partners BDC I, Inc., 525 Okeechobee Boulevard, Suite 1050, West Palm Beach, FL, 33401.

Biographical Information

Directors

Each of our directors has demonstrated high character and integrity, superior credentials and recognition in his respective field and the relevant expertise and experience upon which to be able to offer advice and guidance to our management. Each of our directors also has sufficient time available to devote to our affairs, is able to work with the other members of the Board and contribute to our success and can represent the long-term interests of our Stockholders as a whole. We have selected our current directors to provide a range of backgrounds and experience to our Board. Set forth below is biographical information for each director, including a discussion of the director’s particular experience, qualifications, attributes or skills that led us to conclude, as of the date of this Registration Statement, that the individual should serve as a director, in light of our business and structure.

Independent Directors

Grainne M. Coen. Grainne Coen is a director and Chair of the Audit Committee of the Company. She has over 20 years’ experience in finance and investment management. She is the President and CFO of Signal Hill Acquisition Corp. (NASDAQ: SGHLU) and Co-Chair of Genesis Unicorn Capital Corp. (NASDAQ: GENQ). Since October 2019 Grainne Coen has served as the Chair of the audit committee of Kubient, Inc. In 2018, she co-founded Elevation Investment Partners, LLC, a diversified investment group operating in multiple industries both as strategic consultants and early-stage investors. From 2001 to 2015, she was a principal and portfolio manager at Columbia Partners, LLC Investment Management, where she co-managed over $1 billion in assets held in the fund’s alternative investment products and U.S. Small Cap Equity Funds. From 1998 to 2001, she was a General Partner at Kensington Partners, LLC, and from 1996 to 1998, she was with G&O Partners, LP, a closed end arbitrage fund. Ms. Coen holds a Bachelor of Science degree from London Guildhall University in Pure Mathematics.

Timothy Moran. Timothy Moran is a director and Chair of the Nominating & Governance Committee of the Company. He was the President and CEO of Apple Sports Inc./Dorson Sports, Inc. from 1988-2011. The company manufactured and distributed sports products throughout the United States under various brand names. Mr. Moran also served as the President and CEO of Moran, Inc. from 2004 to 2011, which manufactured and distributed consumer products under the Rubbermaid name as well as private label. Tim Moran is co-founder of The Palm Beach Police Foundation, and is the President and member of the board of The Palm Beach Police and Fire Foundation.

Morris D. Weiss. Morris Weiss is a director and Chair of the Valuation Committee of the Company. He is also a partner with the law firm of Waller Lansden Dortch & Davis, LLP, in Austin, Texas, where he specializes in commercial bankruptcy and restructuring matters as well as complex commercial litigation in a variety of industries. Prior to joining Waller Lansden in 2016, Mr. Weiss was a partner with the law firm of Hohmann, Taube & Summers, LLP since 2010. At the beginning of his legal career, Mr. Weiss spent twelve years in the Business Finance and Restructuring Group of Weil, Gotshal & Manges, LLP (the last four years as a partner) before leaving to serve as in-house counsel at public and private companies, including a commercial bank, and a brokerage firm. Mr. Weiss has also served in various fiduciary capacities for public and private companies including on Boards of Directors and Special Committees, as Chief Restructuring Officer, Chapter 11 Trustee and Post-Confirmation Trustee.

Interested Directors

Robert O’Sullivan. Robert O’Sullivan is a director, President and Chief Executive Officer of the Company. He is also a Managing Partner and is a co-founder of Comvest Credit Partners, the direct lending strategy at Comvest Partners. Robert O’Sullivan serves as a member of the Comvest Partner’s Executive Committee and joined Comvest Partners in 2002 having been actively involved in financing and investing in lower middle market companies since 1992 when he joined Comvest’s predecessor firm, Commonwealth Associates.

Mr. O’Sullivan received a B.A. in Geography from London University while attending King’s College and the London School of Economics.

Executive Officers Who Are Not Directors

Cecilio Rodriguez. Cecilio Rodriguez is Chief Financial Officer of the Company. He is also the Chief Financial Officer of Comvest Partners and serves as a member of the firm’s Executive Committee. Prior to joining Comvest Partners, Mr. Rodriguez served in senior finance roles in banking, healthcare, aviation services, and venture capital. He began his career in the audit department of Deloitte & Touche. Mr. Rodriguez received a Bachelor of Business Administration with a concentration in Accounting from Florida International University.

Jason Gelberd. Jason Gelberd is Co-Chief Investment Officer of the Company. He is also a Partner and Co-Head of Direct Lending for Comvest Partners and serves as a member of the firm’s Executive Committee. Mr. Gelberd is responsible for portfolio management and operations of Comvest Partners’ direct lending strategy in addition to originating, structuring, and managing investments. Earlier in his career, Mr. Gelberd was a Director with Goldman Sachs Specialty Lending Group and was a Vice President at Antares Capital, providing senior and junior capital to private equity sponsor backed middle-market companies. Mr. Gelberd’s lending career has also included commercial lending positions at First Source Financial and LaSalle National Bank. Mr. Gelberd received an M.B.A. from DePaul University’s Charles Kellstadt School of Business and a B.B.A. in Finance from the University of Iowa.

Greg Reynolds. Greg Reynolds is Co-Chief Investment Officer of the Company. He is also a Partner and Co-Head of Direct Lending for Comvest Partners and serves as a member of its executive Committee. Mr. Reynolds oversees the structuring and underwriting functions of Comvest Partners direct lending strategy in addition to originating, structuring, and managing investments. Earlier in his career, Mr. Reynolds was a Director with Dymas Capital Management and was an Assistant Vice President in Heller Financial’s Corporate Finance Group. Mr. Reynolds received an M.B.A. from the University of Chicago and a B.A. from the University of Wisconsin.

Deborah Nordell. Deborah Nordell is Controller of the Company. She is also the Group Controller and oversees accounting, tax and operations for Comvest Partners. Prior to joining Comvest, Ms. Nordell held a number of positions at Lehman Brothers over 23 years, including Controller for the firm’s Private Equity / Principal Investments group. Ms. Nordell started her career as an auditor at Price Waterhouse. She received an M.B.A. from New York University and a B.A. from Duke University. Ms. Nordell is also licensed as a CPA in New York.

Michael Altschuler. Michael Altschuler is Secretary of the Company. He also serves as General Counsel of Comvest Partners. Prior to joining Comvest Partners, Mr. Altschuler spent five years as the general counsel and corporate secretary for a NYSE listed finance company, was a Director & Counsel at UBS Investment Bank and also practiced as a securities and capital markets attorney with Latham & Watkins LLP. Mr. Altschuler received a J.D. from Columbia Law School, an M.B.A. from the Kellogg School of Management at Northwestern University and a B.A. from the University of Michigan.

Our Board has adopted a code of ethics that applies to our executive officers, which forms part of our broader compliance policies and procedures. See “Item 1. Business—Compliance Policies and Procedures.”

Audit Committee

The audit committee operates pursuant to a charter approved by our Board. The charter sets forth the responsibilities of the audit committee. The audit committee is responsible for recommending the selection of, engagement of and discharge of our independent auditors, reviewing the plans, scope and results of the audit engagement with the independent auditors, approving professional services provided by the independent auditors

(including compensation therefore), reviewing the independence of the independent auditors and reviewing the adequacy of our internal controls over financial reporting. The members of the audit committee are Grainne M. Coen, Timothy Moran, and Morris D. Weiss, each of whom is not an interested person of the Company for purposes of the 1940 Act. Grainne M. Coen serves as the chair of the audit committee, and our Board has determined that Grainne M. Coen is an “audit committee financial expert” as that term is defined under Item 407 of Regulation S-K, as promulgated under the 1934 Act, and that they meet the current independence and experience requirements of Rule 10A-3 of the 1934 Act.

Nominating and Corporate Governance Committee

The nominating and corporate governance committee operates pursuant to a charter approved by our Board. The charter sets forth the responsibilities of the nominating and corporate governance committee. The nominating and corporate governance committee is responsible for determining criteria for service on the Board, identifying, researching and nominating directors for election by our Stockholders, selecting nominees to fill vacancies on our Board or committees of the Board, developing and recommending to the Board a set of corporate governance principles and overseeing the self-evaluation of the Board and its committees and evaluation of our management. The nominating and corporate governance committee considers nominees properly recommended by our Stockholders. The members of the nominating and corporate governance committee are Grainne M. Coen, Timothy Moran, and Morris D. Weiss, each of whom is not an interested person of the Company for purposes of the 1940 Act. Timothy Moran serves as the chair of the nominating and corporate governance committee.

Valuation Committee

The valuation committee operates pursuant to a charter approved by our Board. The charter set forth the responsibilities of the valuation committee. The valuation committee is responsible for making recommendations in accordance with the valuation policies and procedures adopted by our Board, reviewing valuations and any reports of independent valuation firms (which valuations firms, we will be required to retain to value our portfolio investments to the extent that our assets are treated as “plan assets” for purposes of ERISA), confirming that valuations are made in accordance with the valuation policies of our Board and reporting any deficiencies or violations of such valuation policies to our Board on at least a quarterly basis, and reviewing other matters that our Board or the valuation committee deems appropriate. The valuation committee is composed of Grainne M. Coen, Timothy Moran, and Morris D. Weiss, each of whom is not an interested person of the Company for purposes of the 1940 Act. Morris D. Weiss serves as chair of the valuation committee.

Code of Ethics

We and the Investment Adviser have adopted the Code of Ethics and the Adviser’s Code of Ethics, each of which establishes procedures for personal investments and restricts certain personal securities transactions. Personnel subject to the Code of Ethics and/or Adviser’s Code of Ethics may invest in securities for their personal investment accounts, including securities that may be purchased or held by us so long as such investments are made in accordance with the Code of Ethics’ or the Adviser’s Code of Ethics’ requirements, as applicable. You may read the Code of Ethics on the SEC’s website at http://www.sec.gov.

Nomination of Directors

There have been no material changes to the procedures by which stockholders may recommend nominees to our Board implemented since the filing of Amendment No.1 to our Registration Statement on Form 10.

Item 11.	Executive Compensation

Compensation of Executive Officers

We do not currently have any employees and do not expect to have any employees. Services necessary for our business, including such services provided by our executive officers, will be provided by individuals who are employees of the Investment Adviser, pursuant to the terms of our Investment Advisory Agreement, or through the Administration Agreement. Pursuant to its Resource Sharing Agreement with Comvest Partners, the Investment Adviser will have access to Comvest Partners’ team of experienced investment professionals.

None of our executive officers will receive direct compensation from us. To the extent (i) Benefit Plan Investors hold less than 25% of our Shares, (ii) our Shares are listed on a national securities exchange or (iii) such reimbursements comply with the requirements of an applicable exemption from ERISA’s (and the Code’s) prohibited transaction rules, we will reimburse the Administrator for expenses incurred by it on our behalf in performing its obligations under the Administration Agreement. Certain of our executive officers, through their ownership interest in or management positions with the Investment Adviser, may be entitled to a portion of any profits earned by the Investment Adviser, which includes any fees payable to the Investment Adviser under the terms of our Investment Advisory Agreement, less expenses incurred by the Investment Adviser in performing its services under our Investment Advisory Agreement.

The Investment Adviser may pay additional salaries, bonuses, and individual performance awards and/or individual performance bonuses to our executive officers in addition to their ownership interest.

Compensation of Directors

The following table sets forth compensation of our directors for the year ended December 31, 2021.

Name	Fees Earned or Paid in Cash	All Other Compensation(2)	Total
Interested Directors(1)
Robert O’Sullivan	—	—	—
Independent Directors
Grainne M. Coen	$14,688	$—	$14,688
Timothy Moran	$13,876	$—	$13,876
Morris D. Weiss	$14,362	$—	$14,362

(1)	No compensation will be paid to directors who are “interested persons,” as that term is defined in the 1940 Act.
(2)	We do not maintain a stock or option plan, non-equity incentive plan or pension plan for our directors.

Each of our Independent Directors receives an annual retainer fee of $25,000, payable once per year, if the director attends at least 75% of the meetings held during the previous year. In addition, each of our Independent Directors will receive a fee of $625 for each regularly scheduled quarterly Board meeting that they participate in and $250 for each special Board meeting that they participate in. Independent Directors will also be reimbursed for all reasonable out-of-pocket expenses incurred in connection with participating in each Board meeting.

With respect to each audit committee meeting not held concurrently with a Board meeting, Independent Directors will be reimbursed for all reasonable out-of-pocket expenses incurred in connection with participating in such audit committee meeting. In addition, the chairman of the audit committee will receive an annual retainer of $1,875, while the chairman of the nominating and corporate governance committee and the chairman of the valuation committee will receive annual retainers of $250 and $1,250 respectively.

Compensation Committee

We currently do not have a compensation committee.

Compensation Committee Interlocks and Insider Participation

During fiscal year 2021 none of our executive officers served on the Board (or a compensation committee thereof or other board committee performing equivalent functions) of any entities that had one or more executive officers serve on our compensation committee or on our Board.

Compensation Committee Report

Currently, we do not compensate any of our executive officers, and as such we are not required to produce a report on executive officer compensation for inclusion in our annual report on Form 10-K.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of March 25, 2022, the beneficial ownership of each current director, our executive officers, each person known to us to beneficially own more than 5% of the outstanding shares, and the executive officers and trustees as a group. Percentage of beneficial ownership is based on 140,620 shares outstanding as of March 25, 2022. Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to the shares. Ownership information for those persons who beneficially own more than 5% of our shares is based upon filings by such persons with the SEC and other information obtained from such persons, if available. Unless otherwise indicated, we believe that each beneficial owner set forth in the table has sole voting and investment power over such shares. Unless otherwise indicated, the address for each executive officer is c/o Commonwealth Credit Partners BDC I, Inc., 525 Okeechobee Boulevard, Suite 1050, West Palm Beach, FL, 33401.

Name	Type of Ownership	Number of Shares Owned	Percentage
Interested Directors
Robert O’Sullivan	—	—	—%
Independent Directors
Grainne M. Coen	—	—	—%
Timothy Moran	—	—	—%
Morris D. Weiss	—	—	—%

Executive Officers Who Are Not Directors
Cecilio M. Rodriguez	—	—	—%
Jason Gelberd	—	—	—%
Greg Reynolds	—	—	—%
Deborah Nordell	—	—	—%
Michael Altschuler	—	—	—%

All Directors and Executive Officers as a Group (10 persons)		—	—%
Five-Percent Stockholders
UAW Retiree Medical Benefits Trust (solely for the benefit of the GM Separate Retiree Account)(1)	Record	69,745.40	49.6%
UAW Retiree Medical Benefits Trust (solely for the benefit of the Ford Separate Retiree Account)(2)	Record	42,320.62	30.1%
UAW Retiree Medical Benefits Trust (solely for the benefit of the Chrysler Separate Retiree Account)(3)	Record	27,146.46	19.3%

(1)

Based upon information contained in Schedule 13D filed December 23, 2021 by UAW Retiree Medical Benefits Trust. UAW Retiree Medical Benefits Trust (solely for the benefit of the GM Separate Retiree Account) is a Michigan trust whose address is 1155 Brewery Park Blvd., Detroit, Michigan 48207.

(2)

Based upon information contained in Schedule 13D filed December 23, 2021 by UAW Retiree Medical Benefits Trust. UAW Retiree Medical Benefits Trust (solely for the benefit of the Ford Separate Retiree Account) is a Michigan trust whose address is 1155 Brewery Park Blvd., Detroit, Michigan 48207.

(3)

Based upon information contained in Schedule 13D filed December 23, 2021 by UAW Retiree Medical Benefits Trust. UAW Retiree Medical Benefits Trust (solely for the benefit of the Chrysler Separate Retiree Account) is a Michigan trust whose address is 1155 Brewery Park Blvd., Detroit, Michigan 48207.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Transactions with Related Persons; Review, Approval or Ratification of Transaction with Related Persons

Investment Management Agreement; Administration Agreement

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

Administration Agreement

We have entered into an administration agreement (the “Administration Agreement”) with Commonwealth Credit Advisors LLC, a Delaware limited liability company (in such capacity, the “Administrator”), under which the Administrator provides administrative services for us, including arranging office facilities for us and providing office equipment and clerical, bookkeeping and recordkeeping services at such facilities. Under the Administration Agreement, the Administrator also performs, or oversees the performance of, our required administrative services, which includes being responsible for the financial records which we are required to maintain and preparing reports to our stockholders and reports filed with the SEC and providing the services of our chief financial officer and their respective staffs. In addition, the Administrator will assist us in determining and publishing our net asset value, overseeing the preparation and filing of tax returns and the printing and dissemination of reports to our Stockholders, and generally overseeing the payment of our expenses and the performance of administrative and professional services rendered to us by others. The Administrator may also provide on our behalf managerial assistance to our portfolio companies.

The Administrator has hired a third party sub-administrator to assist with the provision of administration services.

Trademark License Agreement

The Company has entered into a royalty-free Trademark License Agreement with Commonwealth, pursuant to which Commonwealth has agreed to grant the Company a non-exclusive, royalty-free license to use the name “Commonwealth.” Under this Trademark License Agreement, subject to certain conditions, the Company has a right to use the Commonwealth name for so long as the Investment Adviser or one of its affiliates remains the Company’s investment adviser. Other than with respect to this limited license, the Company has no legal right to the Commonwealth name.

Co-Investment Opportunities

The Investment Adviser and its affiliates may also manage other accounts in the future that may have investment mandates that are similar, in whole and in part, to our investment mandates. The Investment Adviser and its affiliates may determine that an investment is appropriate for us and for one or more of those other accounts. In such event, depending on the availability of such investment and other appropriate factors, the Investment Adviser or its affiliates may determine that we should invest side-by-side with one or more other accounts. Any such investments will be made only to the extent permitted by applicable law and interpretive positions of the SEC and its staff, and consistent with the Investment Adviser’s allocation procedures.

It is the policy of the Investment Adviser to allocate investment opportunities to us and to any other accounts on a fair and equitable basis, to the extent practicable and in accordance with our or other accounts’ applicable investment strategies, over a period of time, in each case, in accordance with the Investment Adviser’s allocation policy.

In respect of certain investments where terms other than price are subject to negotiation, we are only able to co-invest with other accounts in accordance with the terms of the exemptive order issued by the SEC on August 2, 2021 (the “Order”), which requires among other things the consent of the Board and the board of any other BDC participating in the transaction.

In particular, we will only be able to participate in co-investment opportunities where in accordance with the terms of the Exemptive Order granted by the SEC or where the only term being negotiated is price. Similarly, we will be restricted in our ability to dispose of certain investments in Portfolio Companies. As a result, we may be forced to forgo certain investment or disposition opportunities that would otherwise be attractive for us to the extent co-investment is not permitted under the 1940 Act.

Where the terms of the Exemptive Order relief granted by the SEC are met, including consent of the Board and the board of any other BDC participating in the transaction, or in respect of investment opportunities where the only term negotiated is price, we may typically invest alongside other accounts in accordance with the terms of the Investment Adviser’s allocation policy.

The Investment Adviser has no obligation to purchase or sell a security for, enter into a transaction on behalf of, or provide an investment opportunity to, the company or other accounts solely because the Investment Adviser or its affiliates purchase or sell the same security for, enters into a transaction on behalf of, or provide an opportunity to, another account or the company if, in its reasonable opinion, such security, transaction or investment opportunity does not appear to be suitable, practicable or desirable for us or the other account.

Potential Conflicts of Interest

The Company has adopted certain policies and procedures to manage conflicts of interest, including a code of ethics. Additionally, we have delegated our proxy voting responsibility to our Investment Adviser, which has adopted certain proxy voting policies and procedures. Furthermore, because our assets from time to time may be, and presently are, treated as “plan assets” for purposes of ERISA, we have policies and procedures in place to comply with any requirements under ERISA in respect of conflicts of interest.

Certain Business Relationships

Certain of our current directors and officers are directors or officers of the Investment Adviser.

To the extent that the assets of the Company are not treated as “plan assets” for purposes of ERISA, the Company may enter into transactions with portfolio companies, in the Company’s ordinary course of business, that may be considered related party transactions. Under such circumstances, in order to ensure that the Company does not engage in any prohibited transactions with any persons affiliated with the Company, the Company has implemented certain policies and procedures whereby the Company’s executive officers screen each of the Company’s transactions for any possible affiliations between the proposed portfolio investment, the Company, companies controlled by us and our employees and directors. Furthermore, under such circumstances, the Company will not enter into any agreements unless and until the Company is satisfied that doing so will not raise concerns under the 1940 Act or, if such concerns exist, the Company has taken appropriate actions to seek Board review and approval or exemptive relief, as applicable, for such transaction. Our Board reviews these procedures on a quarterly basis.

We have adopted a Code of Ethics which applies to, among others, our senior officers, including our chief executive officer and chief financial officer, as well as all of our officers, directors and employees. Our Code of

Ethics requires that all employees and directors avoid any conflict, or the appearance of a conflict, between an individual’s personal interests and our interests. Pursuant to such Code of Ethics, each employee and director must disclose any conflicts of interest, or actions or relationships that might give rise to a conflict, to our chief compliance officer.

Director Independence

Pursuant to Section 56 of the 1940 Act, a majority of a BDC’s board of directors must be comprised of persons who are not “interested persons,” as defined in Section 2(a)(19) of the 1940 Act, of the company or any of its affiliates.

Consistent with these considerations, after review of all relevant transactions and relationships between each director, or any of his or her family members, and us, the Investment Adviser, or of any of their respective affiliates, the Board has determined that Messrs. Moran and Weiss and Ms. Coen qualify as independent directors. Each director who serves on the audit committee is an independent director for purposes of Rule 10A-3 under the Exchange Act.

Indebtedness of Management

None.

Item 14.	Principal Accountant Fees and Services

The audit committee and the independent directors of our Board have selected Ernst & Young LLP to serve as the independent registered public accounting firm for Company for the fiscal year ending December 31, 2021.

Ernst & Young LLP has advised us that neither the firm nor any present member or associate of it has any material financial interest, direct or indirect, in us or our affiliates.

Year Ended December 31, 2021
Audit Fees	$150,000
Audit-Related Fees	—
Tax Fees	20,000
All Other Fees	—

Total Fees	$170,000

Audit Fees: Audit fees consist of fees billed and accrued for professional services rendered for the audit of our year-end financial statements and reviews of the condensed financial statements filed with the SEC on Forms 10-K and 10-Q.

Audit-Related Fees: Audit-related services consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and are not reported under “Audit Fees”. These services include, among other things, providing comfort letters, consents and review of documents filed with the SEC, as well as attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards

Tax Services Fees: Tax services fees consist of fees billed and accrued for professional tax services. These services also include assistance regarding federal, state, and local tax compliance.

All Other Fees: Other fees would include fees for products and services other than the services reported above.

Pre-Approval Policies

The audit committee has established a pre-approval policy that describes the permitted audit, audit-related, consulting services and other services to be provided by Ernst & Young LLP, our independent registered public accounting firm. The policy requires that the audit committee pre-approve the audit, non-audit and consulting services performed by the independent auditors in order to assure that the provision of such services does not impair the auditors’ independence.

Any requests for audit, audit-related, tax and other services that have not received general pre-approval must be submitted to the audit committee for specific pre-approval, irrespective of the amount, and cannot commence until such approval has been granted. Normally, pre-approval is provided at regularly scheduled meetings of the audit committee. However, the audit committee may delegate pre-approval authority to one or more of its members. The member or members to whom such authority is delegated shall report any pre-approval decisions to the audit committee at its next scheduled meeting. The audit committee does not delegate its responsibilities to pre-approve services performed by the independent registered public accounting firm to management.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) Documents Filed as Part of this Report

The following financial statements are set forth in Item 8:

(b) Exhibits

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the United States Securities and Exchange Commission:

Exhibit Number	Description

3.1	Form of Articles of Amendment and Restatement (1)

3.2	Form of Bylaws (1)

4.1	Form of Subscription Agreement (1)

10.1	Form of Investment Advisory Agreement (1).

10.2	Form of Administration Agreement (1)

10.3	Form of Indemnification Agreement (1)

10.4	Form of Custody Agreement by and between the Registrant and U.S. Bank National Association (1)

10.5	Form of Transfer Agent Agreement (1)

10.6	Form of Trademark License Agreement (1)

10.7	Credit Agreement, dated as of August 11, 2021, by and among Commonwealth Credit Partners BDC I, Inc., as borrower, and Goldman Sachs Bank USA, as lender, as the Facility B credit facility as part of the umbrella credit facility first entered into on June 14, 2021 by Goldman Sachs Bank USA and affiliates of Commonwealth Credit Partners BDC I, Inc. (2)

10.8	Amendment to Credit Agreement, dated as of September 27, 2021, by and among Commonwealth Credit Partners BDC I, Inc., as borrower, and Goldman Sachs Bank USA, as lender, as the Facility B credit facility as part of the umbrella credit facility first entered into on June 14, 2021 by Goldman Sachs Bank USA and affiliates of Commonwealth Credit Partners BDC I, Inc. (3)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended*

32.1	Certification of Chief Executive Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)*

32.2	Certification of Chief Financial Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)*

(1)	Incorporated by reference to the Exhibits accompanying the Company’s Report on Form 10-12G/A (File No. 56279), filed on July 6, 2021.
(2)	Incorporated by reference to Exhibit 10.1 accompanying the Company’s Report on Form 8-K (File No. 814-01387), filed on August 13, 2021.
(3)	Incorporated by reference to Exhibit 10.1 accompanying the Company’s Report on Form 8-K (File No. 814-01387), filed on October 1, 2021.

*	Filed herewith

Item 16.	Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 25, 2022.

Commonwealth Credit Partners BDC I, Inc.

By:	/s/ Robert O’Sullivan
Robert O’Sullivan
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE		TITLE	DATE

BY:	/s/ ROBERT O’SULLIVAN Robert O’Sullivan	Chief Executive Officer and Director and Chairman of the Board of Directors (Principal Executive Officer)	March 25, 2022

BY:	/s/ CECILIO M. RODRIGUEZ Cecilio M. Rodriguez	Chief Financial Officer (Principal Financial and Accounting Officer)	March 25, 2022

BY:	/s/ GRAINNE M. COEN Grainne M. Coen	Director	March 25, 2022

BY:	/s/ TIMOTHY MORAN Timothy Moran	Director	March 25, 2022

BY:	/s/ MORRIS D. WEISS Morris D. Weiss	Director	March 25, 2022