Form 10-Q
period 2022-03-31
Commonwealth Credit Partners BDC I, Inc.
filed 2022-05-12
CIK 1841514

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

As of May 12, 2022, the registrant had 202,206 shares of common stock outstanding.

Commonwealth Credit Partners BDC I, Inc.

Quarterly Report on Form 10-Q

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

COMMONWEALTH CREDIT PARTNERS BDC I, INC.

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

(amounts in thousands except share and per share data)

(Unaudited)

	March 31, 2022	December 31, 2021
Assets:
Non-controlled, non-affiliated investments, at fair value (amortized cost of $189,927 and $137,925 as of March 31, 2022 and December 31, 2021, respectively)	$190,897	$138,475
Cash and cash equivalents	73,942	114,849
Receivables:
Interest receivable	381	114
Prepaid expenses and other assets	54	101

Total Assets	$265,274	$253,539

Liabilities:
Credit facility (net of deferred financing costs of $107 and $116 as of March 31, 2022 and December 31, 2021, respectively)	$121,893	$112,884
Payables:
Management fee payable, net (Note 4)	403	247
Interest payable	63	99
Directors fee payable	22	21
Accrued other general and administrative expenses	323	194

Total Liabilities	$122,704	$113,445

Commitments and contingencies (Note 6)

Net Assets:
Common Shares, $0.001 par value; 1,000,000 shares authorized; 142,314 and 140,620 as of March 31, 2022 and December 31, 2021, respectively issued and outstanding	$—	$—
Additional paid-in capital	141,636	139,949
Total distributable earnings (accumulated deficit)	934	145

Total Net Assets	$142,570	$140,094

Total Liabilities and Net Assets	$265,274	$253,539

Net Asset Value Per Common Share	$1,001.80	$996.26

The accompanying notes are an integral part of these financial statements.

COMMONWEALTH CREDIT PARTNERS BDC I, INC.

CONSOLIDATED STATEMENT OF OPERATIONS

(amounts in thousands except share and per share data)

(Unaudited)

For the Three Months Ended
March 31, 2022
Income:
Investment income from non-controlled, non-affiliated investments:
Interest income	$2,922
Fee income	52

Total Investment Income	2,974

Expenses:
Management fees	461
Interest expense	143
Professional fees	140
Directors fees	26
Amortization of offering costs	42
Organizational expenses	—
Other general and administrative expenses	164

Total Expenses	976
Less: Management fee waiver (Note 4)	(58)

Net expenses	918

Net Investment Income (Loss)	2,056

Realized and unrealized gains (losses) on investments and foreign currency transactions
Net realized gains (losses):
Non-controlled, non-affiliated investments	—

Total net realized gains (losses)	—

Net change in unrealized gains (losses):
Non-controlled, non-affiliated investments	420

Total net change in unrealized gains (losses)	420

Total realized and unrealized gains (losses)	420

Net Increase (Decrease) in Net Assets Resulting from Operations	$2,476

Per Common Share Data:
Basic and diluted net investment income/(loss) per common share	$14.62

Basic and diluted net increase/(decrease) in net assets resulting from operations per common share	$17.60

Weighted Average Common Shares Outstanding - Basic and Diluted	140,676

The accompanying notes are an integral part of these financial statements.

COMMONWEALTH CREDIT PARTNERS BDC I, INC.

CONSOLIDATED STATEMENT OF CHANGE IN NET ASSETS

(amounts in thousands except share and per share data)

(Unaudited)

For the Three Months Ended
March 31, 2022
Increase (Decrease) in Net Assets Resulting from Operations:
Net investment income (loss)	$2,056
Net realized gains (losses) on investments	—
Net change in unrealized gains (losses) on investments	420

Net Increase (Decrease) in Net Assets Resulting from Operations	2,476

Decrease in Net Assets Resulting from Stockholder Distributions
Distributions from net investment income	(1,687)

Net Decrease in Net Assets Resulting from Stockholder Distributions	(1,687)

Increase in Net Assets Resulting from Capital Share Transactions
Reinvestment of distributions	1,687

Net Increase in Net Assets Resulting from Capital Share Transactions	1,687

Total Increase (Decrease) in Net Assets	2,476
Net Assets, Beginning of Period	140,094

Net Assets, End of Period	$142,570

The accompanying notes are an integral part of these financial statements.

COMMONWEALTH CREDIT PARTNERS BDC I, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

(amounts in thousands except share and per share data)

(Unaudited)

For the Three Months Ended March 31, 2022
Cash Flows from Operating Activities:
Net increase (decrease) in net assets resulting from operations	$2,476
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash used in operating activities:
Net change in unrealized (gains)/losses on investments	(420)
Net accretion of discount on investments	(156)
Purchases of portfolio investments	(53,288)
Amortization of deferred financing cost	9
Sales or repayments of portfolio investments	1,442
Increase/(decrease) in operating assets and liabilities:
(Increase)/decrease in interest receivable	(267)
(Increase)/decrease in prepaid expenses and other assets	47
Increase/(decrease) in management fees payable, net	156
Increase/(decrease) in interest payable	(36)
Increase/(decrease) in directors fee payable	1
Increase/(decrease) in accrued other general and administrative expenses	129

Net cash provided by (used in) operating activities	(49,907)

Cash Flows provided by (used in) Financing Activities:
Borrowings on credit facility	123,200
Payments on credit facility	(114,200)

Net cash provided by (used in) financing activities	9,000

Net increase in cash and cash equivalents	(40,907)
Cash and cash equivalents, beginning of period	114,849

Cash and cash equivalents, end of period	$73,942

Supplemental and Non-Cash Information:
Interest paid during the period	$179
Distributions declared during the period	$1,687
Reinvestment of distributions during the period	$1,687

The accompanying notes are an integral part of these financial statements.

COMMONWEALTH CREDIT PARTNERS BDC I, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

AS OF MARCH 31, 2022

(amounts in thousands, except per share data)

(Unaudited)

Portfolio Company(3)(7)	Industry	Spread Above Index	Interest Rate	Maturity Date	Principal / Shares	Amortized Cost	Fair Value	Percentage of Net Assets(2)
Debt Investments
First Lien Senior Secured(5)
Abea Acquisition, Inc. - Delayed Draw Loan (4)(8)	Consumer Services	L + 6.50% (1.00% floor)	7.50%	11/29/2026	$—	$(11)	$—	0.0%
Abea Acquisition, Inc. - Term Loan	Consumer Services	L + 6.50% (1.00% floor)	7.50%	11/29/2026	12,148	11,949	12,148	8.5%
AccessOne Medcard, Inc. - Term Loan	Health Care Technology	L + 6.00% (0.50% floor)	6.50%	8/20/2026	13,101	12,899	13,101	9.2%
Aurora Solutions LLC - Delayed Draw Loan (4)(8)	Diversified Financials	SOFR + 6.00% (0.75% floor)	6.75%	12/31/2027	—	(50)	(84)	-0.1%
Aurora Solutions LLC - Revolving Credit Line (4)(8)	Diversified Financials	SOFR + 6.00% (0.75% floor)	6.75%	12/31/2027	511	492	495	0.3%
Aurora Solutions LLC - Term Loan	Diversified Financials	SOFR + 6.00% (0.75% floor)	6.75%	12/31/2027	9,574	9,438	9,459	6.6%
CreditAssociates, LLC - Revolving Credit Line (4)(8)	Diversified Financials	L + 7.00% (1.00% floor)	8.00%	3/29/2027	—	(20)	(20)	0.0%
CreditAssociates, LLC - Term Loan	Diversified Financials	L + 7.00% (1.00% floor)	8.00%	3/29/2027	23,336	22,927	22,927	16.1%
Kent Water Sports Holdings, LLC - Delayed Draw Loan	Consumer Durables & Apparel	L + 7.00% (1.00% floor)	8.00%	12/31/2025	16,389	16,133	16,029	11.2%
Narcote, LLC - Revolving Credit Line (1)(4)(8)	Industrials	SOFR + 7.00% (1.00% Floor)	8.00%	3/30/2027	136	112	112	0.1%
Narcote, LLC - Term Loan (1)	Industrials	SOFR + 7.00% (1.00% Floor)	8.00%	3/30/2027	8,706	8,554	8,554	6.0%
OneCare Media, LLC - Revolving Credit Line (4)(8)	Media	L + 6.50% (1.00% floor)	7.50%	9/29/2026	—	(37)	(25)	0.0%
OneCare Media, LLC - Term Loan	Media	L + 6.50% (1.00% floor)	7.50%	9/29/2026	14,470	14,202	14,297	10.0%
PJW Ultimate Holdings LLC - Delayed Draw Term Loan (4)(8)	Consumer Services	L + 6.00% (1.00% floor)	7.00%	11/17/2026	—	(40)	(4)	0.0%
PJW Ultimate Holdings LLC - Revolving Credit Line (4)(8)	Consumer Services	L + 6.00% (1.00% floor)	7.00%	11/17/2026	214	174	212	0.1%
PJW Ultimate Holdings LLC - Term Loan	Consumer Services	L + 6.00% (1.00% floor)	7.00%	11/17/2026	10,643	10,446	10,632	7.5%
Rushmore Intermediate - Delayed Draw Loan (4)(8)	Health Care Equipment & Services	L + 7.00% (0.75% floor)	7.75%	11/1/2027	—	(13)	(28)	0.0%
Rushmore Intermediate - Revolving Credit Line (4)(8)	Health Care Equipment & Services	L + 7.00% (0.75% floor)	7.75%	11/1/2027	—	(25)	(28)	0.0%
Rushmore Intermediate - Term Loan	Health Care Equipment & Services	L + 7.00% (0.75% floor)	7.75%	11/1/2027	12,096	11,871	11,842	8.3%
S4T Holdings Corp. - Delayed Draw Loan (4)(8)	Commercial & Professional Services	SOFR + 6.00% (1.00% floor)	7.00%	12/27/2026	—	(73)	(124)	-0.1%
S4T Holdings Corp. - Term Loan	Commercial & Professional Services	SOFR + 6.00% (1.00% floor)	7.00%	12/27/2026	26,218	25,726	25,798	18.1%
The Smilist Management, Inc. - Delayed Draw Loan A (4)(8)	Health Care Providers & Services	L + 6.00% (1.00% floor)	7.00%	12/23/2025	2,057	2,024	2,011	1.4%
The Smilist Management, Inc. - Delayed Draw Loan B (4)(8)	Health Care Providers & Services	L + 6.00% (1.00% floor)	7.00%	12/23/2025	—	(41)	(98)	-0.1%
The Smilist Management, Inc. - Revolving Credit Line (4)(8)	Health Care Providers & Services	L + 6.00% (1.00% floor)	7.00%	12/23/2025	—	(8)	(9)	0.0%
The Smilist Management, Inc. - Term Loan	Health Care Providers & Services	L + 6.00% (1.00% floor)	7.00%	12/23/2025	4,984	4,914	4,901	3.4%

Portfolio Company(3)(7)	Industry	Spread Above Index	Interest Rate	Maturity Date	Principal / Shares	Amortized Cost	Fair Value	Percentage of Net Assets(2)
VardimanBlack Holdings LLC - Delayed Draw Loan (4)(8)	Health Care Equipment & Services	SOFR + 8.00% (0.50% floor)	8.50%	3/18/2027	445	396	346	0.2%
VardimanBlack Holdings LLC - Term Loan	Health Care Equipment & Services	SOFR + 8.00% (0.50% floor)	8.50%	3/18/2027	8,249	8,167	8,166	5.7%
Whitestone Home Furnishings, LLC - Term Loan	Consumer Durables & Apparel	L + 6.00% (1.00% floor)	7.00%	8/20/2026	15,616	15,338	15,335	10.8%
Wilnat, Inc. - Revolving Credit Line (4)(8)	Capital Goods	L + 6.00% (1.00% floor)	7.00%	12/29/2026	123	100	109	0.1%
Wilnat, Inc. - Term Loan	Capital Goods	L + 6.00% (1.00% floor)	7.00%	12/29/2026	12,314	12,081	12,166	8.5%

Total First Lien Senior Secured						187,625	188,220	132.0%

Total Debt Investments						187,625	188,220	132.0%

Equity Investments
Preferred Equity
TVG OCM III (FT) Blocker, LLC - Class B Units (6)	Media	NA	N/A	NA	706	706	1,064	0.7%

Total Preferred Equity					706	706	1,064	0.7%

Common Equity
Rushmore Lender Co-Invest Blocker, LLC - Common Stock (6)	Health Care Equipment & Services	NA	N/A	NA	537,606	538	538	0.4%
Sea-K Investors, LLC - Class A Units (6)	Consumer Durables & Apparel	NA	N/A	NA	731,536	732	719	0.5%
Vistria ESS Holdings, LLC - Equity (6)	Commercial & Professional Services	NA	N/A	NA	326	326	356	0.2%

Total Common Equity						1,596	1,613	1.1%

Total Equity Investments						2,302	2,677	1.8%

Total Investments						$189,927	$190,897	133.9%

Liabilities in Excess of Other Assets							(48,327)	(33.9)%

Net Assets							$142,570	100.0%

(1)

The Company deemed this asset to be a “non-qualifying asset” under Section 55(a) of the Investment Company Act of 1940, as amended. Qualifying assets must represent at least 70.0% of the Company’s total assets at the time of acquisition of any additional non-qualifying assets. As of March 31, 2022, 3.3% of the Company’s total assets are represented by investments at fair value that are considered non-qualifying assets.

(2)	Percentages are based on net assets as of March 31, 2022
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

(5)

The majority of the investments bear interest at a rate that may be determined by reference to London Interbank Offered Rate (“LIBOR” or “L”) or Secured Overnight Financing Rate (“SOFR”) and which reset daily, monthly, quarterly, or semiannually. For each, the Company has provided the spread over LIBOR or SOFR and the current interest rate in effect at March 31, 2022. Certain investments are subject to a Reference Rate floor. For fixed rate loans, a spread above a reference rate is not applicable.

(6)	Equity investments are non-income-producing unless otherwise noted.
(7)	All investments domiciled in the United States unless otherwise noted.
(8)

Investment had undrawn commitments. Unamortized fees are classified as unearned income which reduces cost basis, which may result in a negative cost basis. A negative fair value may result from the unfunded commitment being valued below par.

The following table shows the portfolio composition by industry grouping based on fair value at March 31, 2022:

	At March 31, 2022
Industry	Investments at Fair Value	Percentage of Total Portfolio
Diversified Financials	$32,778	17.3%
Consumer Durables & Apparel	32,082	16.8
Commercial & Professional Services	26,032	13.6
Consumer Services	22,987	12.0
Health Care Equipment & Services	20,835	10.9
Media	15,336	8.0
Health Care Technology	13,101	6.9
Capital Goods	12,275	6.4
Industrials	8,666	4.5
Health Care Providers & Services	6,805	3.6

	$190,897	100.0%

The accompanying notes are an integral part of these financial statements.

COMMONWEALTH CREDIT PARTNERS BDC I, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

AS OF DECEMBER 31, 2021

(amounts in thousands, except per share data)

Portfolio Company(1)(3)(7)	Industry	Interest Rate	Maturity Date	Principal / Shares	Amortized Cost	Fair Value	Percentage of Net Assets(2)
Debt Investments
First Lien Senior Secured(5)
Abea Acquisition, Inc. - Term Loan	Consumer Services	L + 6.50% (1.00% floor)	11/30/2026	$12,178	$11,968	$11,965	8.5%
Abea Acquisition, Inc. - Delayed Draw Loan (4)(8)	Consumer Services	L + 6.50% (1.00% floor)	11/30/2026	—	(11)	(27)	0.0%
AccessOne Medcard, Inc. - Term Loan	Health Care Technology	L + 6.00% (0.50% floor)	8/20/2026	13,134	12,917	13,134	9.4%
Aurora Solutions LLC - Revolving Credit Line (4)(8)	Diversified Financials	SOFR + 6.00% (0.75% floor)	12/31/2027	383	364	364	0.3%
Aurora Solutions LLC - Term Loan	Diversified Financials	SOFR + 6.00% (0.75% floor)	12/31/2027	9,574	9,430	9,430	6.7%
Aurora Solutions LLC - Delayed Draw Loan (4)(8)	Diversified Financials	SOFR + 6.00% (0.75% floor)	12/31/2027	—	(53)	(105)	-0.1%
Kent Water Sports Holdings, LLC - Delayed Draw Loan (4)(8)	Consumer Durables & Apparel	L + 7.00% (1.00% floor)	12/31/2025	12,950	12,675	12,736	9.1%
OneCare Media, LLC - Revolving Credit Line (4)(8)	Media	L + 6.50% (1.00% floor)	9/29/2026	—	(39)	(21)	0.0%
OneCare Media, LLC - Term Loan	Media	L + 6.50% (1.00% floor)	9/29/2026	11,997	11,768	11,877	8.5%
PJW Ultimate Holdings LLC - Revolving Credit Line (4)(8)	Consumer Services	L + 6.00% (1.00% floor)	11/17/2026	856	814	813	0.6%
PJW Ultimate Holdings LLC - Term Loan	Consumer Services	L + 6.00% (1.00% floor)	11/17/2026	10,696	10,487	10,482	7.5%
PJW Ultimate Holdings LLC - Delayed Draw Term Loan (4)(8)	Consumer Services	L + 6.00% (1.00% floor)	11/17/2026	—	(42)	(86)	-0.1%
Rushmore Intermediate - Revolving Credit Line (4)(8)	Health Care Equipment & Services	L + 7.00% (0.75% floor)	11/1/2027	—	(26)	(23)	0.0%
Rushmore Intermediate - Term Loan	Health Care Equipment & Services	L + 7.00% (0.75% floor)	11/1/2027	12,096	11,860	11,887	8.5%
Rushmore Intermediate - Delayed Draw Loan (4)(8)	Health Care Equipment & Services	L + 7.00% (0.75% floor)	11/1/2027	—	(13)	(23)	0.0%
S4T Holdings Corp. - Term Loan	Commercial & Professional Services	SOFR + 6.00% (1.00% floor)	12/28/2026	26,284	25,759	25,758	18.4%
S4T Holdings Corp. - Delayed Draw Loan (4)(8)	Commercial & Professional Services	SOFR + 6.00% (1.00% floor)	12/28/2026	—	(77)	(155)	-0.1%
Whitestone Home Furnishings, LLC - Term Loan	Consumer Durables & Apparel	L + 6.00% (1.00% floor)	8/20/2026	15,695	15,398	15,476	11.0%
Wilnat, Inc. - Revolving Credit Line (4)(8)	Capital Goods	L + 6.00% (1.00% floor)	12/29/2026	370	346	346	0.2%

Portfolio Company(1)(3)(7)	Industry	Interest Rate	Maturity Date	Principal / Shares	Amortized Cost	Fair Value	Percentage of Net Assets(2)
Wilnat, Inc. - Term Loan	Capital Goods	L + 6.00% (1.00% floor)	12/29/2026	12,345	12,098	12,098	8.6%

Total First Lien Senior Secured					135,623	135,926	97.0%

Total Debt Investments					135,623	135,926	97.0%

Equity Investments
Preferred Equity
TVG OCM III (FT) Blocker, LLC - Class B Units (6)	Media	NA	NA	706	706	937	0.7%

Total Preferred Equity				706	706	937	0.7%

Common Equity
Rushmore Lender Co-Invest Blocker, LLC - Common Stock (6)	Health Care Equipment & Services	NA	NA	537,606	538	554	0.4%
Sea-K Investors, LLC - Class A Units (6)	Consumer Durables & Apparel	NA	NA	731,536	732	732	0.5%
Vistria ESS Holdings, LLC - Equity (6)	Commercial & Professional Services	NA	NA	326	326	326	0.2%

Total Common Equity					1,596	1,612	1.1%

Total Equity Investments					2,302	2,549	1.8%

Total Investments					$137,925	$138,475	98.8%

Liabilities in Excess of Other Assets						1,619	1.2%

Net Assets						$140,094	100.0%

(1)

All of the Company’s investments, are qualifying assets under Section 55(a) of the Investment Company Act of 1940, as amended (the “1940 Act”). Under the 1940 Act, the Company may not acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of the Company’s total assets. All investments held are deemed to be illiquid

(2)	Percentages are based on net assets as of December 31, 2021
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts, percentages, and as otherwise indicated)

March 31, 2022

(Unaudited)

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

On February 7, 2022, the Company established CCP BDC California LLC, a California limited liability company that is a disregarded entity for tax purposes, which has been established to acquire investments in the State of California, as required by California law. Prior to and through this date, financial information presented represents Commonwealth Credit Partners BDC I, Inc. only.

Note 2—Summary of Significant Accounting Policies

Basis of Presentation

The Company’s consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the U.S. (“GAAP”). The Company is an investment company following accounting and reporting guidance in Accounting Standards Codification Topic 946, Financial Services—Investment Companies (“ASC 946”). The Company consolidates its wholly-owned direct subsidiary, CCP BDC California LLC.

The Company’s consolidated financial statements reflect all adjustments and reclassifications which, in the opinion of management, are necessary for the fair presentation of the results of operations and financial condition for the period(s) presented. All intercompany transactions have been eliminated. Revenues are recognized when earned and expenses when incurred. The financial results of the Company’s portfolio investments are not consolidated in the financial statements.

The Company’s consolidated interim financial statements are prepared in accordance with GAAP and pursuant to the requirements for reporting on Form 10-Q and Article 6 of Regulation S-X. Accordingly, the Company’s consolidated interim financial statements do not include all of the information and notes required by GAAP for annual financial statements. In the opinion of management, the consolidated financial statements reflect all adjustments and reclassifications consisting solely of normal accruals that are necessary for the fair presentation of financial results as of and for the periods presented. The unaudited interim consolidated financial statements and notes thereto should be read in conjunction with the financial statements and notes thereto in the Company’s Form 10-K for the year ended December 31, 2021, as filed with the U.S. Securities and Exchange Commission (the “SEC”).

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts and disclosures in these consolidated financial statements. Actual results could differ from those estimates.

Valuation of Portfolio Investments

The Company applies fair value accounting in accordance with GAAP. Fair value is the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Investments are reflected on the Company’s Consolidated Statement of Assets and Liabilities at fair value, with changes in unrealized gains and losses resulting from changes in fair value reflected in the Company’s Consolidated Statement of Operations as “Net change in unrealized gains (losses) of investments” and realizations of portfolio investments reflected in the Company’s Consolidated Statements of Operations as “Net realized gains (losses) on investments”.

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

To the extent (i) “benefit plan investors”, as defined in Section 3(42) of the Employee Retirement Income Security Act of 1974, as amended To the extent (i) “benefit plan investors”, as defined in Section 3(42) of the Employee Retirement Income Security Act of 1974, as amended (“ERISA”) and any regulations promulgated thereunder (“Benefit Plan Investors”), hold 25% or more of the Company’s outstanding Shares, and (ii) the Company’s Shares are not listed on a national securities exchange, one or more independent valuation firms (each a “Valuation Agent”) will be engaged to independently value the Company’s investments, in consultation with the Investment Adviser. The Company’s quarterly valuation procedures, which are the procedures that will be followed by such Valuation Agent to the extent (i) Benefit Plan Investors hold 25% or more of the Company’s outstanding Shares, and (ii) the Company’s Shares are not listed on a national securities exchange, are set forth in more detail below:

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

Investment Classification

The Company classifies its investments in accordance with the requirements of the 1940 Act. Under the 1940 Act, “Control” is defined as the power to exercise a controlling influence over the management or policies of a company, unless such power is solely the result of an official position with such company. In addition, in accordance with Section 2(a)(9) of the 1940 Act, any person who owns beneficially, either directly or through one or more controlled companies, more than 25% of the voting securities of a company shall be presumed to control such company. Any person who does not so own more than 25% of the voting securities of any company shall be presumed not to control such company. Any person who does not so own more than 25% of the voting securities of any company and/or does not have the power to exercise control over the management or policies of such portfolio company shall be presumed not to control such company. Consistent with the 1940 Act, “Affiliated Investments” are defined as those investments in companies in which the Company owns 5% or more of the voting securities. Consistent with the 1940 Act, “Non-affiliated Investments” are defined as investments that are neither Control Investments nor Affiliated Investments. As of March 31, 2022, the Company did not “control” and was not an “affiliated person” of any of its portfolio companies, each as defined in the 1940 Act.

Cash and Cash Equivalents

Cash and cash equivalents include cash held in banks and short-term, liquid investments in a money market deposit account. Cash and cash equivalents are carried at cost which approximates fair value. The Company deposits at financial institutions for its cash and cash equivalents may exceed FDIC insured limits under applicable law.

The Company considers all highly liquid investments with a maturity of three months or less, when acquired, to be cash equivalents. As of March 31, 2022, the Company held cash and cash equivalents in the form of money market fund shares held in First American Government Obligations Fund with a fair value of $0.03 million representing 0.02% of the Company’s net assets. Cash equivalents in the form of money market fund shares are valued at their reported net asset value (generally $1 per share) on the measurement date, and are categorized within Level 1 of the fair value hierarchy under ASC 820, as inputs in the valuation are observable.

Organizational Expenses and Offering Costs

Organizational expenses consist of costs incurred to establish the Company and enable it legally to do business. Organization costs are expensed as incurred. Offering costs consist of costs incurred in connection with the offering of Common Stock of the Company. Offering costs are capitalized as a deferred charge and amortized to expense on a straight-line basis over 12 months from the inception date. Offering costs incurred for the three months ended March 31, 2022 were $0.04 million. As of March 31, 2022 and December 31, 2021, offering costs deferred were $0.05 million and $0.09 million respectively, and are recorded in prepaid expenses and other assets on the Consolidated Statement of Assets and Liabilities.

The Company will bear the organizational expenses and offering costs incurred in connection with the formation of the Company and the offering of shares of its Common Stock, including the out-of-pocket expenses of the Investment Adviser and its agents and affiliates. In addition, the Company will reimburse the Investment Adviser for the organizational expenses and offering costs it incurs on the Company’s behalf. For the period from January 15, 2021 (Inception Date) through March 31, 2022, the Company has incurred $0.48 million of organizational costs. If actual organizational expenses and offering costs incurred exceed $0.75 million, the Investment Adviser or its affiliate bear the excess costs.

Deferred Financing Costs

Financing costs incurred in connection with the Company’s credit facilities are capitalized and amortized into expense using the straight-line method, which approximates the effective yield method over the life of the respective facility. See Note 5 - Borrowings.

Revenue Recognition

Interest Income

Interest income, adjusted for amortization of premium and accretion of discount, is recorded on an accrual basis. Discount and premium on investments purchased are accreted/amortized over the expected life of the respective investment using the effective interest method. Loan origination fees, original issue discount (“OID”) and market discounts or premiums are capitalized and amortized into interest income using the effective interest method. Upon prepayment of a loan or debt security, any prepayment premiums, unamortized upfront loan origination fees and unamortized discounts are recorded as interest income.

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

Income Taxes

The Company intends to elect to be treated for federal income tax purposes as a RIC under Subchapter M of the Code. Generally, a corporation can qualify as a RIC if it distributes dividends for federal income tax purposes to stockholders in an amount generally equal to at least 90% of “investment company taxable income,” as defined in the Code, and determined without regard to any deduction for dividends paid. Distributions declared prior to the filing of the previous year’s tax return and paid up to twelve months after the previous tax year can be carried back to the prior tax year in determining the distributions paid in such tax year. The Company intends to make sufficient distributions to maintain its ability to be subject to be taxed as a RIC each year. The Company will be subject to a 4.0% nondeductible federal excise tax on certain undistributed income unless the Company distributes, in a timely manner as required by the Code, an amount at least equal to the sum of (1) 98.0% of its respective net ordinary income earned for the calendar year and (2) 98.2% of its respective capital gain net income for the one-year period ending October 31 in the calendar year, plus any net ordinary income or capital gain net income not distributed in previous years.

The Company evaluates tax positions taken or expected to be taken in the course of preparing the Company’s tax returns to determine whether it is “more-likely-than-not” (i.e., greater than 50-percent) that each such tax position will be sustained upon examination by a taxing authority based on the technical merits of the position. Tax positions not deemed to meet the more-likely-than-not threshold are recorded as a tax benefit or expense in the current year. All penalties and interest associated with income taxes will be included in income tax expense, if any. The Company did not record any tax provision in the current period. However, management’s conclusions regarding tax positions taken may be subject to review and adjusted at a later date based on factors including, but not limited to, examination by tax authorities, on-going analysis of and changes to tax laws, regulations and interpretations thereof.

Recent Accounting Standards Update

In March 2020, the Financial Accounting Standards Board issued Accounting Standards Update No. 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting” (“ASU 2020-04”). The amendments in ASU 2020-04 provide optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The standard is effective as of March 12, 2020 through December 31, 2022. Management is currently evaluating the impact of the optional guidance on the Company’s consolidated financial statements and disclosures.

Rule 2a-5 under the 1940 Act was recently adopted by the SEC and establishes requirements for determining fair value in good faith for purposes of the 1940 Act. The Company is evaluating the impact of adopting Rule 2a-5 on the consolidated financial statements and intend to comply with the new rule’s requirements on or before the compliance date in September 2022.

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

Determination of fair values involves subjective judgments and estimates. Accordingly, the notes to the consolidated financial statements refer to the uncertainty with respect to the possible effect of such valuations, and any change in such valuations on the consolidated financial statements.

The following table presents fair value measurements of investments, by major class, as of March 31, 2022, according to the fair value hierarchy:

	Fair Value Measurements
	Level 1	Level 2	Level 3	Totals
First Lien Senior Secured	$—	$—	$188,220	$188,220
Equity	—	—	2,677	2,677

Total	$—	$—	$190,897	$190,897

The following table presents fair value measurements of investments, by major class, as of December 31, 2021, according to the fair value hierarchy:

	Fair Value Measurements
	Level 1	Level 2	Level 3	Totals
First Lien Senior Secured	$—	$—	$135,926	$135,926
Equity	—	—	2,549	2,549

Total	$—	$—	$138,475	$138,475

The following table provides a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the three months ended March 31, 2022:

	First Lien Senior Secured	Equity	Total
Balance as of December 31, 2021	$135,926	$2,549	$138,475
Purchases and other adjustments to cost	53,288	—	53,288
Sales and repayments	(1,442)	—	(1,442)
Net realized gain/(loss) on investments	—	—	—
Net change in unrealized gain/(loss) on investments	292	128	420
Net accretion of discount on investments	156	—	156

Balance as of March 31, 2022	$188,220	$2,677	$190,897

Net change in unrealized gain/loss for the period relating to those Level 3 assets that were still held by the Company at the end of the period:	$292	$128	$420

Purchases represent the acquisition of new investments at cost. Sales and repayments represent principal payments received during the period.

Significant Unobservable Inputs

The following table summarizes the significant unobservable inputs used to value Level 3 investments as of March 31, 2022. The table is not intended to be all-inclusive, but instead identifies the significant unobservable inputs relevant to the determination of fair values.

Asset Category	Fair Value	Primary Valuation Technique	Unobservable Inputs	Selected Input Range				Weighted Average (a)
				Minimum		Maximum
First Lien Senior Secured	$188,220	Discounted Cash Flow	Discount Rate	7.7%		10.8%		9.6%
Equity	538	Market Comparables	Revenue Multiple	3.0	x	3.2	x	3.1	x
Equity	2,139	Market Comparables	EBITDA Multiple	8.3	x	17.0	x	10.2	x

Total	$190,897

(a)	Weighted averages are calculated based on fair value of investments.

The following table summarizes the significant unobservable inputs used to value Level 3 investments as of December 31, 2021. The table is not intended to be all-inclusive, but instead identifies the significant unobservable inputs relevant to the determination of fair values.

Asset Category	Fair Value	Primary Valuation Technique	Unobservable Inputs	Selected Input Range				Weighted Average (a)
				Minimum		Maximum
First Lien Senior Secured	$135,926	Discounted Cash Flow	Discount Rate	6.4%		9.6%		8.3%
Equity	554	Discounted Cash Flow	Discount Rate	8.6%		9.6%		9.1%
Equity	1,995	Market Comparables	EBITDA Multiple	8.0	x	17.0	x	10.2	x

Total	$138,475

(a)	Weighted averages are calculated based on fair value of investments.

There were no significant changes in valuation approach or technique as of March 31, 2022.

Level 3 inputs to the valuation methodology are unobservable and significant to overall fair value measurement. The inputs into the determination of fair value require significant management judgment or estimation. Financial instruments that are included in this category include investments in privately held entities where the fair value is based on unobservable inputs.

The income and market approaches were used in the determination of fair value of certain Level 3 assets as of March 31, 2022 and December 31, 2021. The significant unobservable inputs used in the income approach are the discount rate or market yield used to discount the estimated future cash flows expected to be received from the underlying investment, which include both future principal and interest payments and any other end of term fees, as applicable. Included in the consideration and selection of discount rates are factors such as risk of default, interest rate risk, and changes in credit quality. The significant unobservable inputs used in the market approach are based on market comparable transactions and market multiples of publicly traded comparable companies. Increases or decreases in the valuation multiples in isolation may result in higher or lower fair value measurement, respectively, and increases or decreases in the discount rate in isolation may result in lower or higher fair value measurement, respectively.

As of March 31, 2022 and December 31, 2021, the Company had no portfolio companies on non-accrual status. Refer to Note 2 - Summary of Significant Accounting Policies - for additional details regarding the Company’s non-accrual policy.

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

Operating Advisory Group, LLC (“OAG”), is a consulting firm that exclusively provides management consulting services, substantially all of which are provided to portfolio companies of Comvest Partners’ affiliated funds investing in a control equity strategy. The Company also engages OAG to provide assistance with certain discrete diligence and other matters in connection with the Company’s investing activities. For the three months ended March 31, 2022, OAG charged $0 for due diligence services which were paid by portfolio companies of the Company. While neither the Company nor any of its affiliates or personnel own or share in any portion of the economics received by OAG, an affiliate of the Investment Adviser has been granted an option to acquire the shares of OAG’s parent company at a nominal value.

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

The table set forth below shows the following quarterly fee percentages shall be payable with respect to the Company’s Target Adjusted Average Assets through the end of the Investment Period:

Quarter Ending	Quarter		Target Adjusted Average Assets Invested ($in millions)[1]	Quarterly Management Fee Percentage	Quarterly Dollar Amount ($in millions)[2]
September 30, 2021	1		$80	1%	0.2
December 31, 2021	2		$160	1%	0.4
March 31, 2022	3		$240	1%	0.6
June 30, 2022	4		$320	1%	0.8
September 30, 2022	5		$400	1%	1
December 31, 2022	6		$480	1%	1.2
March 31, 2023	7		$560	1%	1.4
June 30, 2023	8		$640	1%	1.6
September 30, 2023	9		$650	1%	1.625
December 31, 2023	10		$650	1%	1.625
March 31, 2024	11		$650	1%	1.625
June 30, 2024	12 and beyond	[3]	$650	1%	1.625

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

For the three months ended March 31, 2022, the Company incurred $0.46 million in Management Fees under the Investment Advisory Agreement.

The Investment Adviser has chosen to voluntarily waive $0.06 million of management fees earned in accordance with the Investment Advisory Agreement for the three months ended March 31, 2022. Any fees waived under the Investment Advisory Agreement are not subject to reimbursement to the Investment Adviser.

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

For the three months ended March 31, 2022, there was no incentive fee earned and thus no amounts have been accrued.

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

The Administrator has hired a third-party sub-administrator to assist with the provision of administration services. For the three months ended March 31, 2022, the Company incurred $0.04 million in administrative service fees under the administration agreement, payable to the sub-administrator.

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

Note 5 - Borrowings

Goldman Credit Facility

On August 11, 2021, the Company entered into a Credit Agreement (the ‘‘Goldman Credit Facility’’) as the borrower and Goldman Sachs Bank USA (“Goldman Sachs”) as the lender. The Goldman Credit Facility is structured as a revolving credit facility secured by the capital commitments of the Company’s subscribed investors and certain related assets. On September 27, 2021, the Credit Agreement was amended, pursuant to which the maximum loan amount was increased to the lesser of $130 million and the Borrowing Base as defined below.

The Goldman Credit Facility is uncommitted and matures on the earlier of (i) the date on which either the Company or lender provide written notice of termination to the other party and (ii) the date that is 30 days prior to the last date on which the Company may issue capital drawdowns to its investors. Under the Goldman Credit Facility, the Company is permitted to borrow up to the lesser of $130 million and the Borrowing Base. The “Borrowing Base” is based upon the unfunded capital commitments of certain subscribed investors in the Company that have been approved by Goldman Sachs and meet certain criteria. The advance rate for such investors is currently 90%. The Goldman Credit Facility contains certain customary affirmative and negative covenants and events of default. The Goldman Credit Facility bears interest at a rate of SOFR + 0.11448% + 2.70% per annum.

The weighted average annualized interest cost for all borrowings for the three months ended March 31, 2022 was 2.95%. The average daily debt outstanding for the three months ended March 31, 2022 was $13.93 million. The maximum debt outstanding for the three months ended March 31, 2022 was $122 million.

The following table represents borrowings as of March 31, 2022:

	Total Aggregate Borrowing Capacity	Total Principal Outstanding	Less Deferred Financing Costs	Amount per Statements of Assets and Liabilities
Goldman Credit Facility	$130,000	$122,000	$107	$121,893

Total	$130,000	$122,000	$107	$121,893

The following table represents borrowings as of December 31, 2021:

	Total Aggregate Borrowing Capacity	Total Principal Outstanding	Less Deferred Financing Costs	Amount per Statements of Assets and Liabilities
Goldman Credit Facility	$130,000	$113,000	$116	$112,884

Total	$130,000	$113,000	$116	$112,884

The following table represents interest and debt fees for the three months ended March 31, 2022:

	For the three months ended March 31, 2022
	Interest Rate(2)	Interest Expense	Deferred Financing Costs(1)	Other Fees(1)
Goldman Credit Facility	SOFR + 0.11448% + 2.70%	$102	$9	$32

Total		$102	$9	$32

(1)	Amortization of deferred financing costs and other fees are included in interest expense on the consolidated statement of operations.
(2)	As of March 31, 2022, the 1-month SOFR rate was 0.16%.

At March 31, 2022 and December 31, 2021, the carrying amount of the Company’s secured borrowings approximated their fair value in accordance with ASC 820. As of March 31, 2022 and December 31, 2021, the Company’s borrowings would be deemed to be Level 3, as defined in Note 3 - Fair Value of Financial Instruments.

Note 6 - Commitments and Contingencies

Commitments

In the ordinary course of business, the Company may enter into future funding commitments. As of March 31, 2022, the Company had unfunded commitments on delayed draw term loans and revolving credit lines of $48.0 million. As of December 31, 2021, the Company had unfunded commitments on delayed draw term loans and revolving credit lines of $31.9 million. The Company maintains sufficient cash on hand, unfunded Capital Commitments, and available borrowings from the Goldman Credit Facility to fund such unfunded commitments.

As of March 31, 2022, the Company’s unfunded commitments consisted of the following:

Portfolio Company Name	Investment Type	Commitment Type	Unfunded Commitments
Abea Acquisition, Inc.	First Lien Senior Secured	Delayed Draw Loan	$1,522
Aurora Solutions LLC	First Lien Senior Secured	Revolving Credit Line	766
Aurora Solutions LLC	First Lien Senior Secured	Delayed Draw Loan	7,021
CreditAssociates, LLC	First Lien Senior Secured	Revolving Credit Line	1,167
Narcote, LLC	First Lien Senior Secured	Revolving Credit Line	1,224
OneCare Media, LLC	First Lien Senior Secured	Revolving Credit Line	2,056
PJW Ultimate Holdings LLC	First Lien Senior Secured	Delayed Draw Loan	4,279
PJW Ultimate Holdings LLC	First Lien Senior Secured	Revolving Credit Line	1,925
Rushmore Intermediate	First Lien Senior Secured	Delayed Draw Loan	1,344
Rushmore Intermediate	First Lien Senior Secured	Revolving Credit Line	1,344
S4T Holdings Corp.	First Lien Senior Secured	Delayed Draw Loan	7,731
The Smilist Management, Inc.	First Lien Senior Secured	Revolving Credit Line	549
The Smilist Management, Inc.	First Lien Senior Secured	Delayed Draw Loan - A	686
The Smilist Management, Inc.	First Lien Senior Secured	Delayed Draw Loan - B	5,842
VardimanBlack Holdings LLC	First Lien Senior Secured	Delayed Draw Loan	9,453
Wilnat, Inc.	First Lien Senior Secured	Revolving Credit Line	1,111

Total			$48,020

As of December 31, 2021, the Company’s unfunded commitments consisted of the following:

Portfolio Company Name	Investment Type	Commitment Type	Unfunded Commitments
Abea Acquisition, Inc.	First Lien Senior	Delayed Draw Loan	$1,522
Aurora Solutions LLC	First Lien Senior	Delayed Draw Loan	7,021
Aurora Solutions LLC	First Lien Senior	Revolving Credit Line	894
Kent Water Sport Holdings, LLC	First Lien Senior	Delayed Draw Loan	3,530
OneCare Media. LLC	First Lien Senior	Revolving Credit Line	2,056
PJW Ultimate Holdings, LLC	First Lien Senior	Delayed Draw Credit Line	4,279
PJW Ultimate Holdings, LLC	First Lien Senior	Revolving Credit Line	1,284
Rushmore Intermediate, LLC	First Lien Senior	Delayed Draw Loan	1,344
Rushmore Intermediate, LLC	First Lien Senior	Revolving Credit Line	1,344
S4T Holdings Corp.	First Lien Senior	Delayed Draw Loan	7,730
Wilnat, Inc.	First Lien Senior	Revolving Credit Line	864

Total			$31,868

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

Note 7 - Capital

Investor Commitments

As of March 31, 2022 and December 31, 2021, the Company had $656.6 million, in Capital Commitments, of which $516.6 million, were unfunded.

Capital Drawdowns

There were no capital drawdowns for the three months ended March 31, 2022.

As of March 31, 2022 and December 31, 2021, 1,424 and 1,407 respectively, of the Company’s common shares were owned by Comvest Group Holdings SPV II LLC, a wholly owned subsidiary of an affiliate of Comvest Partners.

Distributions and Dividends

Distributions declared for the three months ending March 31, 2022 totaled approximately $1.69 million.

The following table reflects distributions declared, per share that have been declared by our Board for the three months ended March 31, 2022:

Date Declared	Record Date	Payment Date	Per Share Amount
March 28, 2022	March 28, 2022	March 29, 2022	$12.00

Distributions to the Company’s stockholders are recorded on the record date as set by the Company’s board of directors. The Company intends to make distributions to its stockholders that will be sufficient to enable the Company to qualify and maintain its status as a RIC. The Company intends to distribute approximately all of its net investment income on a quarterly basis and substantially all of its taxable income on an annual basis, except that the Company may retain certain net capital gains for reinvestment.

The Company has adopted a dividend reinvestment plan (“DRIP”) that provides for reinvestment of any distributions declared on behalf of its stockholders, unless a stockholder elects to receive cash.

The Company applies the following in implementing the DRIP. The Company shall use only newly-issued shares of its common stock to implement the DRIP. The number of shares to be issued to a stockholder that has not elected to have its distributions in cash shall be determined by dividing the total dollar amount of the distribution payable to such participant by the net asset value per share as of the last day of the Company’s fiscal quarter immediately preceding the date such distribution was declared (the “Reference NAV”); provided that in the event a distribution is declared on the last day of a fiscal quarter, the Reference NAV shall be deemed to be the net asset value per share as of such day.

Note 8—Net Assets

The following table reflects the net assets activity for the three months ended March 31, 2022:

	Common stock-shares	Common stock-par	Additional paid in capital	Total distributable earnings (accumulated deficit)	Total net assets
Balance as of December 31, 2021	140,620	$—	$139,949	$145	$140,094
Issuance of common stock, net of issuance costs	1,694	—	1,687	—	1,687
Distributions to stockholders	—	—	—	(1,687)	(1,687)
Net investment income (loss)	—	—	—	2,056	2,056
Net realized gain (loss) from investment transactions	—	—	—	—	—
Net change in unrealized gain (loss) on investments	—	—	—	420	420

Balance as of March 31, 2022	142,314	$—	$141,636	$934	$142,570

Note 9 - Earnings Per Share

Basic earnings per share is computed by dividing earnings available to common stockholders by the weighted average number of shares outstanding during the period. Other potentially dilutive shares, and the related impact to earnings, are considered when calculating earnings per share on a diluted basis. The following information sets forth the computation of the weighted average basic and diluted net decrease in net assets per share resulting from operations for the three months ended March 31, 2022.

For the Three Months Ended March 31, 2022
Net increase (decrease) in net assets resulting from operations	$2,476
Weighted average shares of common stock outstanding—basic and diluted	140,676
Earnings (loss) per share of common stock—basic and diluted	$17.60

Note 10 - Financial Highlights

The following is a schedule of financial highlights for the three months ended March 31, 2022:

For the Three Months Ended March 31, 2022
Per Common Share Operating Performance
Net Asset Value, Beginning of Period	$996.26
Results of Operations:(1)
Net Investment Income (Loss)	14.62
Net Realized and Unrealized Gain (Loss) on Investments	2.92

Net Increase (Decrease) in Net Assets Resulting from Operations	17.54

Distributions to Common Stockholders
Distributions from Net Investment Income	(12.00)

Net Decrease in Net Assets Resulting from Distributions	(12.00)

Net Asset Value, End of Period	$1,001.80

Shares Outstanding, End of Period	142,314
Total Return(3)	1.75%
Net assets, End of period	$142,570

Ratio/Supplemental Data
Weighted-average shares outstanding	140,676
Ratio of net investment income (loss) without waiver to average net assets(2)	5.78%
Ratio of net investment income (loss) with waiver to average net assets(2)	5.95%
Ratio of total expenses without waiver to average net assets(2)	2.82%
Ratio of total expenses with waiver to average net assets(2)	2.66%
Asset coverage ratio(5)	217%
Portfolio turnover rate(4)	1%

(1)	The per common share data was derived by using weighted average shares outstanding.
(2)	Ratios, excluding nonrecurring expenses, such as organization and offering costs, are annualized.
(3)

Total return is calculated assuming a purchase of shares of common stock at the current net asset value on the first day and a sale at the current net asset value on the last day of the period reported. Distributions, if any, are assumed for purposes of this calculation to be reinvested at prices obtained under the DRIP. Total return calculation is not annualized.

(4)	Portfolio turnover rate is calculated using the lesser of year-to-date purchases or sales over the average of the invested assets at fair value. Portfolio turnover rate is not annualized.
(5)	Asset coverage ratio is presented as of March 31, 2022.

Note 11 - Subsequent Events

The Company has evaluated subsequent events through the filing of this Form 10-Q and has determined that there have been no subsequent events that require recognition or disclosure in these consolidated financial statements except for the following:

Issuance of Common Stock

On May 6, 2022, the Company issued and sold 59,892 shares of its common stock at an aggregate purchase price of $60 million. The issuance of the shares of common stock was exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(a)(2) and Rule 506(b) of Regulation D thereof.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the accompanying consolidated financial statements of Commonwealth Credit Partners BDC I, Inc. (“the Company”) and the notes thereto and other financial information included elsewhere in this Quarterly Report on Form 10-Q. We are externally managed by our adviser, Commonwealth Credit Advisors LLC (the “Investment Adviser”).

Forward Looking Statements

Statements we may make, may contain forward-looking statements, that are not historical facts are based on current expectations, estimates, projections, opinions and/or beliefs of the Company, the Investment Adviser and/or its affiliates (collectively, “Commonwealth”). These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about us, our current and prospective portfolio investments, our industry, our beliefs, and our assumptions. Words such as “anticipate”, “believe”, “continue”, “could”, “estimate”, “expect”, “intend”, “may”, “plan”, “potential”, “project”, “seek”, “should”, “target”, “will”, “would” or variations of these words and similar expressions are intended to identify forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements for any reason, including the factors set forth in Item 1A.—Risk Factors contained in our annual report on Form 10-K for the year ended December 31, 2021 and in this quarterly report on Form 10-K.

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

•	the length and duration of the COVID-19 outbreak in the United States as well as worldwide and the magnitude of the economic impact of that outbreak;

•	lack of sufficient investment opportunities;

•	volatility of leveraged loan markets;

•	risk of borrower default;

•	the restricted nature of investment positions;

•	the illiquid nature of our portfolio;

•	interest rate volatility, including volatility associated with the decommissioning of LIBOR and the transition to new reference rates;

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

Portfolio and Investment Activity

During the three months ended March 31, 2022, we made $53.3 million of new investments portfolio companies and had $1.4 million in aggregate amount of sales and repayments, resulting in net investments of $51.9 million for the period. The total portfolio of debt investments at fair value consisted of 100% bearing variable interest rates and 0% bearing fixed interest rates.

Our portfolio composition, based on fair value at March 31, 2022 was as follows:

	March 31, 2022
	Percentage of Total Portfolio	Weighted Average Current Yield for Total Portfolio
First Lien Senior Secured	98.6%	7.4%
Equity	1.4%	0

Total	100.0%	7.4%

Our portfolio composition, based on fair value at December 31, 2021 was as follows:

	December 31, 2021
	Percentage of Total Portfolio	Weighted Average Current Yield for Total Portfolio
First Lien Senior Secured	98.2%	7.2%
Equity	1.8	0

Total	100.0%	7.2%

The following table shows the asset mix of our new investment fundings for the three months ended March 31, 2022:

	Fair Value (In thousands)	Percentage
First Lien Senior Secured	$53,288	100%
Equity	—	0.0%

Total	$53,288	100.0%

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

The weighted average risk rating of our investments based on fair value was 2.0 as of March 31, 2022. As of March 31, 2022, the Company had no portfolio companies on non-accrual status. Refer to Note 2—Summary of Significant Accounting Policies - for additional details regarding the Company’s non-accrual policy.

As of March 31, 2022
Internal Performance Rating	Investments at Fair Value (In thousands)	Percentage of Total Investments
6	$—	—
5	—	—
4	—	—
3	—	—
2	190,897	100.0
1	—	—

Total	$190,897	100.0%

The following table shows the weighted average rate, spread over the reference rate of floating rate and fees of investments originated and the weighted average rate of sales and payoffs of portfolio companies during the three months ended March 31, 2022.

Weighted average rate of new investment fundings	7.94%
Weighted average spread over the reference rate of new floating rate investment fundings	7.03%
Weighted average OID fees of new investment fundings	1.57%
Weighted average rate of sales and payoffs of portfolio investments	7.51%

RESULTS OF OPERATIONS

We commenced investment operations on August 17, 2021, and therefore do not have prior periods with which to compare operating results. Our operating results for the three months ended March 31, 2022 (dollars in thousands):

For the Three Months Ended March 31, 2022
Total investment income	$2,974
Less: Net expenses	918

Net investment income (loss)	2,056
Net realized gains (losses)	—
Net change in unrealized gains (losses)	420

Net increase (decrease) in net assets resulting from operations	$2,476

Investment Income

Investment income for the three months ended March 31, 2022 was driven by our deployment of capital and an increasing invested balance. The composition of our investment income for the three months ended March 31, 2022 was as follows (dollars in thousands):

For the Three Months Ended March 31, 2022
Interest from investments	$2,922
Fee income	52

Total investment income	$2,974

Operating Expenses

The composition of our operating expenses for the three months ended March 31, 2022 was as follows (dollars in thousands):

For the Three Months Ended March 31, 2022
Management fees	$461
Interest expense	143
Professional fees	140
Directors’ fees	26
Amortization of offering costs	42
Other general and administrative expenses	164
Management fee waiver	(58)

Net expenses	$918

Net Realized Gains (Losses) and Net Change in Unrealized Gains (Losses) on Investments

Net realized gains (losses) and net change in unrealized gains (losses) on investments for the three months ended March 31, 2022 were as follows (dollars in thousands):

For the Three Months Ended March 31, 2022
Net realized gains (losses)
Non-affiliate investments	$—

Total net realized gains (losses)	—

Net change in unrealized gains (losses) on investments
Non-affiliate investments	420

Total net change in unrealized gains (losses) on investments	420

Net realized and unrealized gains (losses)	$420

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

As of March 31, 2022, we are party to the Goldman Credit Facility, as described in more detail in Note 5 - Borrowings.

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

As of March 31, 2022 and December 31, 2021, we had $73.9 and $114.8 million of cash, respectively. In addition, as of March 31, 2022, we had $8 million of availability under the Goldman Credit Facility (subject to borrowing base availability) and had approximately $516.6 million of uncalled Capital Commitments to purchase shares of our Common Stock. We expect to have sufficient liquidity for our investing activities and to conduct our operations in the near term.

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

Related Party Transactions and Agreements

Investment Advisory Agreement

We entered into an Investment Advisory Agreement, dated as of June 29, 2021, which was approved by our Board for an initial two-year term, under which the Investment Adviser, subject to the overall supervision of our Board manages the day-to-day operations of, and provides investment advisory services to us. Affiliates of the Investment Adviser also provide investment advisory services to other funds that have investment mandates that are similar, in whole and in part, with ours. The Investment Adviser has adopted policies designed to manage and mitigate the conflicts of interest associated with the allocation of investment opportunities among multiple funds. In addition, any affiliated fund currently formed or formed in the future and managed by the Investment Adviser or its affiliates may have overlapping investment objectives with our own and, accordingly, may invest in asset classes similar to those targeted by us. However, in certain instances due to regulatory, tax, investment, or other restrictions, certain investment opportunities may not be appropriate for either us or other funds managed by the Investment Adviser or its affiliates.

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

Distributions and Dividends

Distributions declared for the three months ending March 31, 2022 totaled approximately $1.69 million.

The following table reflects cash distributions, including dividends and returns of capital, if any, per share that have been declared by our Board for the most recent fiscal year and current fiscal quarter to date:

Fiscal Year Ended	Date Declared	Record Date	Payment Date	Per Share Amount
March 31, 2022
First Quarter	March 28, 2022	March 28, 2022	March 29, 2022	$12.00

Fiscal Year Ended	Date Declared	Record Date	Payment Date	Per Share Amount
December 31, 2021
Fourth Quarter	December 8, 2021	December 8, 2021	December 16, 2021	$11.50

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

Goldman Credit Facility

On August 11, 2021, Commonwealth Credit Partners BDC, Inc. (the “Company”), entered into a Credit Agreement (the ‘‘Goldman Credit Facility’’) as the borrower and Goldman Sachs Bank USA (“Goldman Sachs”)

as the lender. The Goldman Credit Facility is structured as a revolving credit facility secured by the Capital Commitments of the Company’s subscribed investors and certain related assets. On September 27, 2021, the Credit Agreement was amended, pursuant to which the maximum loan amount was increased to the lesser of $130 million and the Borrowing Base as defined below.

The Goldman Credit Facility is uncommitted and matures on the earlier of (i) the date on which either the Company or lender provide written notice of termination to the other party and (ii) the date that is 30 days prior to the last date on which the Company may issue capital drawdowns to its investors. Under the Goldman Credit Facility, the Company is permitted to borrow up to the lesser of $130 million and the Borrowing Base. The “Borrowing Base” is based upon the unfunded capital commitments of certain subscribed investors in the Company that have been approved by Goldman Sachs and meet certain criteria. The advance rate for such investors is currently 90% but may be subject to modification. The Goldman Credit Facility contains certain customary affirmative and negative covenants and events of default

The Goldman Credit Facility bears interest at a rate of Term SOFR plus 0.11448% plus 2.70% per annum.

Contractual Obligations

The following table shows our payment obligations for repayment of debt and other contractual obligations as of March 31, 2022 (dollars in thousands):

	Total Aggregate Borrowing Capacity(1)	Total Principal Outstanding
Goldman Sachs Credit Facility	$130,000	$122,000

Total	$130,000	$122,000

(1)	As of March 31, 2022, we had $8.0 million in unused borrowing capacity under the Goldman Credit Facility, subject to borrowing base limits.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources.

Commitments

In the ordinary course of business, we may enter into future funding commitments. As of March 31, 2022, we had unfunded commitments on revolving credit lines of $48 million. We maintain sufficient financial resources to satisfy unfunded commitments, including cash on hand, undrawn capital commitments from our investors, and available borrowings to fund such unfunded commitments. Please refer to Note 6—Commitments and Contingencies in the notes to our consolidated financial statements for further detail of these unfunded commitments.

Significant Accounting Estimates and Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, we will evaluate our estimates, including those related to the matters described below. Actual results could differ from those estimates.

While our significant accounting policies are also described in Note 2 of notes to our consolidated financial statements appearing elsewhere in this report, we believe the following accounting policies require the most significant judgment in the preparation of our consolidated financial statements.

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

The income and market approaches were used in the determination of fair value of certain Level 3 assets as of March 31, 2022. The significant unobservable inputs used in the income approach are the discount rate or market yield used to discount the estimated future cash flows expected to be received from the underlying investment, which include both future principal and interest payments and any other end of term fees, as applicable. Included in the consideration and selection of discount rates are factors such as risk of default, interest rate risk, and changes in credit quality. The significant unobservable inputs used in the market approach are based on market comparable transactions and market multiples of publicly traded comparable companies.

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

Revenue Recognition

Interest Income

Interest income, adjusted for amortization of premium and accretion of discount, is recorded on an accrual basis. Discount and premium on investments purchased are accreted/amortized over the expected life of the respective investment using the effective interest method. Loan origination fees, original issue discount (“OID”) and market discounts or premiums are capitalized and amortized into interest income using the effective interest method. Upon prepayment of a loan or debt security, any prepayment premiums, unamortized upfront loan origination fees and unamortized discounts are recorded as interest income.

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

We are subject to certain financial market risks, such as interest rate fluctuations. In addition, U.S. and global capital markets and credit markets have experienced a higher level of stress due to the global COVID-19 pandemic, which has resulted in an increase in the level of volatility across such markets. Because we fund a portion of our investments with borrowings, our net investment income is affected by the difference between the rate at which we invest and the rate at which we borrow. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income. In connection with the COVID-19 pandemic, the U.S. Federal Reserve and other central banks have reduced certain interest rates and LIBOR has decreased. As of March 31, 2022, 100.0% of investments at fair value represent floating-rate investments with a reference rate floor and none of our debt investments at fair value represent fixed-rate investments. Additionally, our Goldman Credit Facility is also subject to floating interest rates and are currently paid based on floating SOFR rates.

The following table estimates the potential changes in net cash flow generated from interest income and expenses, should interest rates increase by 100, 200 or 300 basis points, or decrease by 25 basis points. Interest income is calculated as revenue from interest generated from our portfolio of investments held as of March 31, 2022. Interest expense is calculated based on the terms of our outstanding revolving credit facility and subscription line. For our Goldman Credit Facility, we use the outstanding balance as of March 31, 2022. Interest expense on this balance is calculated using the interest rate as of March 31, 2021, adjusted for the hypothetical changes in rates, as shown below.

Actual results could differ significantly from those estimated in the table.

Change in Interest Rates	Increase (Decrease) in Interest Income (in thousands)	Increase (Decrease) in Interest Expense (in thousands)	Net Increase (Decrease) in Net Investment Income (in thousands)
Down 25 basis points	$(478)	$(305)	$(173)
Up 100 basis points	1,913	1,220	$693
Up 200 basis points	3,827	2,440	$1,387
Up 300 basis points	5,740	3,660	$2,080

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

Evaluation of disclosure controls and procedures

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “1934 Act”) we evaluated, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the 1934 Act) as of March 31, 2022. Based on the foregoing evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of March 31, 2022, our disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level that we would meet our disclosure obligations.

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

We, and our consolidated subsidiary, the Investment Adviser and the Administrator are not currently subject to any material legal proceedings as of March 31, 2022. From time to time, we or our consolidated subsidiary may be a party to certain legal proceedings incidental to the normal course of our business including the enforcement of our rights under contracts with our portfolio companies. While the outcome of these legal proceedings cannot be predicted with certainty, we do not expect that these proceedings will have a material effect upon our business, financial condition or results of operations.

ITEM 1A.	RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Item 1A.—Risk Factors in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, which could materially affect our business, financial condition and/or operating results. The risks described in our Annual Report on Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results. There have been no material changes during the three months ended March 31, 2022 to the risk factors discussed in Item 1A.—Risk Factors in our Annual Report on Form 10-K.

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

Exhibit Number	Description of Document

3.1	Amended and Restated Certificate of Incorporation(1)

3.2	By-Laws(2)

31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14 (a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14 (a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S. C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.

32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S. C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.
(1)	Previously filed as Exhibit 3.1 to the Company’s Form 10 Registration Statement filed on July 6, 2021.
(2)	Previously filed as Exhibit 3.2 to the Company’s Form 10 Registration Statement filed on July 6, 2021.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Commonwealth Credit Partners BDC I, Inc.

Date: May 12, 2022	By:	/s/ Robert O’Sullivan
	Name: Title:	Robert O’Sullivan Chief Executive Officer

Date: May 12, 2022	By:	/s/ Cecilio M. Rodriguez
	Name: Title:	Cecilio M. Rodriguez Chief Financial Officer