Form 10-Q
period 2022-06-30
Commonwealth Credit Partners BDC I, Inc.
filed 2022-08-11
CIK 1841514

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

As of August 11, 2022, the registrant had 230,094 shares of common stock outstanding.

Commonwealth Credit Partners BDC I, Inc.

Quarterly Report on Form 10-Q

PART I—FINANCIAL INFORMATION

ITEM	1. FINANCIAL STATEMENTS

COMMONWEALTH CREDIT PARTNERS BDC I, INC.

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

(amounts in thousands except share and per share data)

	June 30, 2022 (Unaudited)	December 31, 2021
Assets:
Non-controlled, non-affiliated investments, at fair value (amortized cost of $256,463 and $137,925 as of June 30, 2022 and December 31, 2021, respectively)	$256,066	$138,475
Cash and cash equivalents	46,008	114,849
Receivables:
Interest receivable	574	114
Prepaid expenses and other assets	33	101

Total Assets	$302,681	$253,539

Liabilities:
Credit facility (net of deferred financing costs of $99 and $116 as of June 30, 2022 and December 31, 2021, respectively)	$97,001	$112,884
Payables:
Management fee payable, net (Note 4)	610	247
Interest payable	186	99
Directors fee payable	23	21
Accrued other general and administrative expenses	338	194

Total Liabilities	$98,158	$113,445

Net Assets:
Common Shares, $0.001 par value; 1,000,000 shares authorized; 205,032 and 140,620 as of June 30, 2022 and December 31, 2021, respectively issued and outstanding	$—	$—
Additional paid-in capital	204,467	139,949
Total distributable earnings (accumulated deficit)	56	145

Total Net Assets	$204,523	$140,094

Total Liabilities and Net Assets	$302,681	$253,539

Net Asset Value Per Common Share	$997.52	$996.26

The accompanying notes are an integral part of these consolidated financial statements.

COMMONWEALTH CREDIT PARTNERS BDC I, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(amounts in thousands except share and per share data)

(Unaudited)

	For the Three Months Ended		For the Six Months Ended	For the Period January 15, 2021 (Inception Date) through
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Income:
Investment income from non-controlled, non-affiliated investments:
Interest income	$4,690	$—	$7,612	$—
Fee income	103	—	155	—

Total investment income from non-controlled, non-affiliated investments	4,793	—	7,767	—

Total Investment Income	4,793	—	7,767	—

Expenses:
Management fees	643	—	1,104	—
Interest expense	512	—	655	—
Professional fees	120	—	260	—
Directors fees	26	—	51	—
Organizational expenses	—	245	—	245
Amortization of offering costs	38	—	80	—
Other general and administrative expenses	199	—	364	—

Total Expenses	1,538	245	2,514	245
Less: Management fee waiver (Note 4)	(33)	—	(91)	—

Net expenses	1,505	245	2,423	245

Net Investment Income (Loss)	3,288	(245)	5,344	(245)

Realized and unrealized gains (losses) on investments and foreign currency transactions
Net realized gains (losses):
Non-controlled, non-affiliated investments	32	—	32	—

Total net realized gains (losses)	32	—	32	—

Net change in unrealized gains (losses):
Non-controlled, non-affiliated investments	(1,367)	—	(947)	—

Total net change in unrealized gains (losses)	(1,367)	—	(947)	—

Total realized and unrealized gains (losses)	(1,335)	—	(915)	—

Net Increase (Decrease) in Net Assets Resulting from Operations	$1,953	(245)	$4,429	(245)

Per Common Share Data:
Basic and diluted net investment income/(loss) per common share	$18.34	(244.59)	$33.38	(244.59)

Basic and diluted net increase/(decrease) in net assets resulting from operations per common share	$10.89	(244.59)	$27.67	(244.59)

Weighted Average Common Shares Outstanding—Basic and Diluted	179,264	1,000	160,076	1,000

The accompanying notes are an integral part of these consolidated financial statements.

COMMONWEALTH CREDIT PARTNERS BDC I, INC.

CONSOLIDATED STATEMENT OF CHANGE IN NET ASSETS

(amounts in thousands except share and per share data)

(Unaudited)

	For the Three Months Ended		For the Six Months Ended	For the Period January 15, 2021 (Inception Date) through
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Increase (Decrease) in Net Assets Resulting from Operations:
Net investment income (loss)	$3,288	$(245)	$5,344	$(245)
Net realized gains (losses) on investments	32	—	32	—
Net change in unrealized gains (losses) on investments	(1,367)	—	(947)	—

Net Increase (Decrease) in Net Assets Resulting from Operations	1,953	(245)	4,429	(245)

Decrease in Net Assets Resulting from Stockholder Distributions
Distributions from net investment income	(2,831)	—	(4,518)	—

Net Decrease in Net Assets Resulting from Stockholder Distributions	(2,831)	—	(4,518)	—

Increase in Net Assets Resulting from Capital Share Transactions
Issuance of common shares	60,000	1	60,000	1
Reinvestment of distributions	2,831	—	4,518	—

Net Increase in Net Assets Resulting from Capital Share Transactions	62,831	1	64,518	1

Total Increase (Decrease) in Net Assets	61,953	(244)	64,429	(244)
Net Assets, Beginning of Period	142,570	—	140,094	—

Net Assets, End of Period	$204,523	$(244)	$204,523	$(244)

The accompanying notes are an integral part of these consolidated financial statements.

COMMONWEALTH CREDIT PARTNERS BDC I, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

(amounts in thousands except share and per share data)

(Unaudited)

	For the Six Months Ended June 30, 2022	For the Period January 15, 2021 (Inception Date) through June 30, 2021
Cash Flows from Operating Activities:
Net increase (decrease) in net assets resulting from operations	$4,429	$(245)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash used in operating activities:
Net realized (gains)/losses on investments	(32)	—
Net change in unrealized (gains)/losses on investments	947	—
Net accretion of discount on investments	(365)	—
Purchases of portfolio investments	(126,851)	—
Amortization of deferred financing cost	17	—
Sales or repayments of portfolio investments	8,710	—
Due to Affiliate	—	358
Deferred offering costs	—	(113)
Increase/(decrease) in operating assets and liabilities:
(Increase)/decrease in interest and dividends receivable	(460)	—
(Increase)/decrease in prepaid expenses and other assets	68	—
Increase/(decrease) in management fees payable, net	363	—
Increase/(decrease) in interest payable	87	—
Increase/(decrease) in directors fee payable	2	—
Increase/(decrease) in accrued other general and administrative expenses	144	—

Net cash provided by (used in) operating activities	(112,941)	—

Cash Flows provided by (used in) Financing Activities:
Borrowings on credit facility	225,800	—
Payments on credit facility	(241,700)	—
Proceeds from issuance of common stock	60,000	1

Net cash provided by (used in) financing activities	44,100	1

Net increase in cash and cash equivalents	(68,841)	1
Cash and cash equivalents, beginning of period	114,849	—

Cash and cash equivalents, end of period	$46,008	$1

Supplemental and Non-Cash Information:
Interest paid during the period	$568	$—
Distributions declared during the period	$4,518	$—
Reinvestment of distributions during the period	$4,518	$—

The accompanying notes are an integral part of these consolidated financial statements.

COMMONWEALTH CREDIT PARTNERS BDC I, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

AS OF JUNE 30, 2022

(amounts in thousands, except per share data)

(Unaudited)

Portfolio Company(3)(7)	Industry	Spread Above Index	Interest Rate (5)	Maturity Date	Principal / Shares	Amortized Cost	Fair Value	Percentage of Net Assets (2)
Debt Investments
First Lien Senior Secured(5)
190 Octane Financing—Delayed Draw Loan (4)(8)(9)	Consumer Services	SOFR + 6.50% (1.00% floor)	8.19%	5/10/2027	$685	$646	$622	0.3%
190 Octane Financing—Revoloving Credit Line (4)(8)(9)	Consumer Services	SOFR + 6.50% (1.00% floor)	8.19%	5/10/2027	571	549	548	0.3%
190 Octane Financing—Term Loan (9)	Consumer Services	SOFR + 6.50% (1.00% floor)	8.19%	5/10/2027	8,562	8,394	8,391	4.1%
Abea Acquisition, Inc.—Delayed Draw Loan (4)(8)	Consumer Services	L + 6.50% (1.00% floor)	8.29%	11/30/2026	911	892	911	0.4%
Abea Acquisition, Inc.—Term Loan	Consumer Services	L + 6.50% (1.00% floor)	8.29%	11/30/2026	12,117	11,928	12,117	5.9%
AccessOne Medcard, Inc.—Term Loan	Health Care Technology	L + 6.00% (0.50% floor)	7.79%	8/20/2026	13,068	12,876	13,016	6.4%
Aurora Solutions LLC—Delayed Draw Loan (4)(8)(9)	Diversified Financials	SOFR + 6.00% (0.75% floor)	7.69%	12/31/2027	—	(48)	(140)	-0.1%
Aurora Solutions LLC—Revolving Credit Line (4)(8)(9)	Diversified Financials	SOFR + 6.00% (0.75% floor)	7.69%	12/31/2027	511	493	485	0.2%
Aurora Solutions LLC—Term Loan (9)	Diversified Financials	SOFR + 6.00% (0.75% floor)	7.69%	12/31/2027	9,574	9,443	9,382	4.6%
CreditAssociates, LLC—Revolving Credit Line (4)(8)	Diversified Financials	L + 7.00% (1.00% floor)	8.79%	3/29/2027	—	(19)	(16)	0.0%
CreditAssociates, LLC—Term Loan	Diversified Financials	L + 7.00% (1.00% floor)	8.79%	3/29/2027	23,190	22,796	22,865	11.2%
Kent Water Sports Holdings, LLC—Delayed Draw Loan	Consumer Durables & Apparel	L + 7.00% (1.00% floor)	9.29%	12/31/2025	16,277	16,039	15,805	7.7%
MerchantWise Solutions, LLC—Delayed Draw Loan (4)(8)(9)	Software & Services	SOFR + 6.00% (0.75% floor)	8.12%	6/1/2028	—	(30)	(62)	0.0%
MerchantWise Solutions, LLC—Revolving Credit Line (4)(8)(9)	Software & Services	SOFR + 6.00% (0.75% floor)	8.12%	6/1/2028	386	355	355	0.2%
MerchantWise Solutions, LLC—Term Loan (9)	Software & Services	SOFR + 6.00% (0.75% floor)	8.12%	6/1/2028	12,338	12,094	12,091	5.9%
Narcote, LLC—Revolving Credit Line (1)(4)(8)(9)	Industrials	SOFR + 7.00% (1.00% floor)	8.69%	3/30/2027	871	848	856	0.4%
Narcote, LLC—Term Loan (1)(9)	Industrials	SOFR + 7.00% (1.00% floor)	8.69%	3/30/2027	8,662	8,517	8,567	4.2%
Nuspire, LLC—Delayed Draw Loan (4)(8)(9)	Software & Services	SOFR + 5.75% (1.00% floor)	7.44%	5/25/2027	—	(43)	(92)	0.0%
Nuspire, LLC—Revolving Credit Line (4)(8)(9)	Software & Services	SOFR + 5.75% (1.00% floor)	7.44%	5/25/2027	—	(17)	(18)	0.0%
Nuspire, LLC—Term Loan (9)	Software & Services	SOFR + 5.75% (1.00% floor)	7.44%	5/25/2027	7,035	6,896	6,887	3.4%
OneCare Media, LLC—Revolving Credit Line (4)(8)	Media	L + 6.50% (1.00% floor)	8.29%	9/29/2026	—	(35)	(35)	0.0%
OneCare Media, LLC—Term Loan A	Media	L + 6.50% (1.00% floor)	8.29%	9/29/2026	11,693	11,491	11,494	5.6%
OneCare Media, LLC—Term Loan B	Media	L + 6.50% (1.00% floor)	8.29%	9/29/2026	2,592	2,543	2,548	1.2%
OneCare Media, LLC—Term Loan C	Media	L + 6.50% (1.00% floor)	8.29%	4/12/2028	1,618	1,587	1,591	0.8%
PJW Ultimate Holdings LLC —Delayed Draw Term Loan (4)(8)	Consumer Services	L + 6.00% (1.00% floor)	7.79%	11/17/2026	3,597	3,524	3,567	1.7%
PJW Ultimate Holdings LLC —Revolving Credit Line (4)(8)	Consumer Services	L + 6.00% (1.00% floor)	7.79%	11/17/2026	214	176	199	0.1%
PJW Ultimate Holdings LLC —Term Loan	Consumer Services	L + 6.00% (1.00% floor)	7.79%	11/17/2026	10,589	10,402	10,515	5.1%
Raven Engineered Films, Inc.—Revolving Credit Line (4)(8)(9)	Industrials	SOFR + 7.00% (1.00% floor)	8.69%	4/29/2027	679	606	581	0.3%
Raven Engineered Films, Inc.—Term Loan (9)	Industrials	SOFR + 7.00% (1.00% floor)	8.69%	4/29/2027	22,620	22,180	22,032	10.8%
Rushmore Intermediate —Delayed Draw Loan (4)(8)	Health Care Equipment & Services	L + 7.00% (0.75% floor)	9.29%	11/1/2027	245	230	206	0.1%
Rushmore Intermediate —Revolving Credit Line (4)(8)	Health Care Equipment & Services	L + 7.00% (0.75% floor)	9.29%	11/1/2027	—	(24)	(39)	0.0%
Rushmore Intermediate —Term Loan	Health Care Equipment & Services	L + 7.00% (0.75% floor)	9.29%	11/1/2027	12,096	11,879	11,745	5.7%
S4T Holdings Corp. —Delayed Draw Loan (4)(8)(9)	Commercial & Professional Services	SOFR + 6.00% (1.00% floor)	7.69%	12/28/2026	—	(69)	(93)	0.0%
S4T Holdings Corp. —Term Loan (9)	Commercial & Professional Services	SOFR + 6.00% (1.00% floor)	7.69%	12/28/2026	26,153	25,680	25,838	12.6%
The Smilist Management, Inc.—Delayed Draw Loan A	Health Care Providers & Services	L + 6.00% (1.00% floor)	7.79%	12/23/2025	2,743	2,706	2,737	1.3%
The Smilist Management, Inc.—Delayed Draw Loan B (4)(8)	Health Care Providers & Services	L + 6.00% (1.00% floor)	7.79%	12/23/2025	3,950	3,882	3,938	1.9%
The Smilist Management, Inc.—Revolving Credit Line (4)(8)	Health Care Providers & Services	L + 6.00% (1.00% floor)	7.79%	12/23/2025	—	(7)	(1)	0.0%
The Smilist Management, Inc.—Term Loan	Health Care Providers & Services	L + 6.00% (1.00% floor)	7.79%	12/23/2025	4,971	4,905	4,961	2.4%
VardimanBlack Holdings LLC—Delayed Draw Loan (4)(8)(9)	Health Care Equipment & Services	SOFR + 8.00% (0.50% floor)	9.69%	3/18/2027	3,568	3,504	3,351	1.6%
VardimanBlack Holdings LLC—Term Loan (9)	Health Care Equipment & Services	SOFR + 8.00% (0.50% floor)	9.69%	3/18/2027	8,228	8,149	8,047	3.9%
Whitestone Home Furnishings, LLC—Term Loan	Consumer Durables & Apparel	L + 6.00% (1.00% floor)	7.79%	8/20/2026	15,537	15,273	14,760	7.2%
Wilnat, Inc.—Revolving Credit Line (4)(8)	Capital Goods	L + 6.00% (1.00% floor)	7.79%	12/29/2026	123	101	109	0.1%
Wilnat, Inc.—Term Loan	Capital Goods	L + 6.00% (1.00% floor)	7.79%	12/29/2026	12,283	12,060	12,136	5.9%

Total First Lien Senior Secured					258,257	253,352	252,757	123.4%

Total Debt Investments					258,257	253,352	252,757	123.4%

Equity Investments
Preferred Equity
Aurora Solutions LLC—Class B Units (6)	Diversified Financials	NA	NA	NA	794,285	8109	646	0.3%
TVG OCM III (FT) Blocker, LLC—Class B Units (6)	Media	NA	NA	NA	706	706	958	0.5%

Total Preferred Equity						1,515	1,604	0.8%

Common Equity
Rushmore Lender Co-Invest Blocker, LLC—Common Stock (6)	Health Care Equipment & Services	NA	NA	NA	537,606	538	489	0.2%
Sea-K Investors, LLC—Class A Units (6)(10)	Consumer Durables & Apparel	NA	NA	NA	731,536	731	801	0.4%
Vistria ESS Holdings, LLC—Equity (6)	Commercial & Professional Services	NA	NA	NA	326	326	415	0.2%

Total Common Equity						1,595	1,706	0.8%

Total Equity Investments						3,111	3,309	1.6%

Total Investments						$256,463	$256,066	125.0%

Liabilities in Excess of Other Assets							(51,543)	-25.0%

Net Assets							204,523	100.0%

(1)

The Company deemed this asset to be a “non-qualifying asset” under Section 55(a) of the Investment Company Act of 1940, as amended. Qualifying assets must represent at least 70.0% of the Company’s total assets at the time of acquisition of any additional non-qualifying assets. As of June 30, 2022, 3.1% of the Company’s total assets are represented by investments at fair value that are considered non-qualifying assets.

(2)	Percentages are based on net assets as of June 30, 2022.
(3)

The fair value of investments with respect to securities for which market quotations are not readily available are valued using significant unobservable inputs (See Note 3 to the consolidated financial statements).

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

(5)

The majority of the investments bear interest at a rate that may be determined by reference to London Interbank Offered Rate (“LIBOR” or “L”) or Secured Overnight Financing Rate (“SOFR”) and which reset monthly, quarterly, semiannually, or annually. For each, the Company has provided the spread over the reference rate and the current market reference rate at the reporting date. As of June 30, 2022, the reference rates for the Company’s variable rate loans were the 1 mo. LIBOR at 1.79%, the 3 mo. LIBOR at 2.29%, the 1 mo. SOFR at 1.69%, and the 3 mo. SOFR at 2.12%. Certain investments are subject to an interest rate floor. For fixed rate loans, a spread above a reference rate is not applicable.

(6)	Equity and member interests are non-income-producing unless otherwise noted.
(7)	All investments domiciled in the United States unless otherwise noted.
(8)

Investment has undrawn commitments. Unamortized fees are classified as unearned income which reduces cost basis, which may result in a negative cost basis. A negative fair value may result from the unfunded commitment being valued below par.

(9)

Positions that have a SOFR reference rate, from time to time have an additional spread adjustment. This spread adjustment ranges from 0%—0.21% depending on the contractual arrangement. These spread adjustments have been included in the all-in rate shown.

(10)	Ownership of this investment is through a wholly-owned and consolidated subsidiary.

The following table shows the portfolio composition by industry grouping based on fair value at June 30, 2022:

	At June 30, 2022
Industry	Investments at Fair Value	Percentage of Total Portfolio
Consumer Services	$36,870	14.4%
Diversified Financials	33,222	13.0
Industrials	32,036	12.5
Consumer Durables & Apparel	31,366	12.2
Commercial & Professional Services	26,160	10.2
Health Care Equipment & Services	23,799	9.3
Software & Services	19,161	7.5
Media	16,556	6.5
Health Care Technology	13,016	5.1
Capital Goods	12,245	4.8
Health Care Providers & Services	11,635	4.5

	$256,066	100.0%

The accompanying notes are an integral part of these financial statements.

COMMONWEALTH CREDIT PARTNERS BDC I, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

AS OF DECEMBER 31, 2021

(amounts in thousands, except per share data)

Portfolio Company(1)(3)(7)	Industry	Interest Rate	Maturity Date	Principal / Shares	Amortized Cost	Fair Value	Percentage of Net Assets(2)
Debt Investments
First Lien Senior Secured(5)
Abea Acquisition, Inc.—Term Loan	Consumer Services	L + 6.50% (1.00% floor)	11/30/2026	$12,178	$11,968	$11,965	8.5%
Abea Acquisition, Inc.—Delayed Draw Loan (4)(8)	Consumer Services	L + 6.50% (1.00% floor)	11/30/2026	—	(11)	(27)	0.0%
AccessOne Medcard, Inc.—Term Loan	Health Care Technology	L + 6.00% (0.50% floor)	8/20/2026	13,134	12,917	13,134	9.4%
Aurora Solutions LLC—Revolving Credit Line (4)(8)	Diversified Financials	SOFR + 6.00% (0.75% floor)	12/31/2027	383	364	364	0.3%
Aurora Solutions LLC—Term Loan	Diversified Financials	SOFR + 6.00% (0.75% floor)	12/31/2027	9,574	9,430	9,430	6.7%
Aurora Solutions LLC—Delayed Draw Loan (4)(8)	Diversified Financials	SOFR + 6.00% (0.75% floor)	12/31/2027	—	(53)	(105)	-0.1%
Kent Water Sports Holdings, LLC—Delayed Draw Loan (4)(8)	Consumer Durables & Apparel	L + 7.00% (1.00% floor)	12/31/2025	12,950	12,675	12,736	9.1%
OneCare Media, LLC—Revolving Credit Line (4)(8)	Media	L + 6.50% (1.00% floor)	9/29/2026	—	(39)	(21)	0.0%
OneCare Media, LLC—Term Loan	Media	L + 6.50% (1.00% floor)	9/29/2026	11,997	11,768	11,877	8.5%
PJW Ultimate Holdings LLC—Revolving Credit Line (4)(8)	Consumer Services	L + 6.00% (1.00% floor)	11/17/2026	856	814	813	0.6%
PJW Ultimate Holdings LLC—Term Loan	Consumer Services	L + 6.00% (1.00% floor)	11/17/2026	10,696	10,487	10,482	7.5%
PJW Ultimate Holdings LLC—Delayed Draw Term Loan (4)(8)	Consumer Services	L + 6.00% (1.00% floor)	11/17/2026	—	(42)	(86)	-0.1%
Rushmore Intermediate—Revolving Credit Line (4)(8)	Health Care Equipment & Services	L + 7.00% (0.75% floor)	11/1/2027	—	(26)	(23)	0.0%
Rushmore Intermediate—Term Loan	Health Care Equipment & Services	L + 7.00% (0.75% floor)	11/1/2027	12,096	11,860	11,887	8.5%
Rushmore Intermediate—Delayed Draw Loan (4)(8)	Health Care Equipment & Services	L + 7.00% (0.75% floor)	11/1/2027	—	(13)	(23)	0.0%
S4T Holdings Corp.—Term Loan	Commercial & Professional Services	SOFR + 6.00% (1.00% floor)	12/28/2026	26,284	25,759	25,758	18.4%
S4T Holdings Corp.—Delayed Draw Loan (4)(8)	Commercial & Professional Services	SOFR + 6.00% (1.00% floor)	12/28/2026	—	(77)	(155)	-0.1%
Whitestone Home Furnishings, LLC—Term Loan	Consumer Durables & Apparel	L + 6.00% (1.00% floor)	8/20/2026	15,695	15,398	15,476	11.0%
Wilnat, Inc.—Revolving Credit Line (4)(8)	Capital Goods	L + 6.00% (1.00% floor)	12/29/2026	370	346	346	0.2%

Portfolio Company(1)(3)(7)	Industry	Interest Rate	Maturity Date	Principal / Shares	Amortized Cost	Fair Value	Percentage of Net Assets(2)
Wilnat, Inc.—Term Loan	Capital Goods	L + 6.00% (1.00% floor)	12/29/2026	12,345	12,098	12,098	8.6%

Total First Lien Senior Secured					135,623	135,926	97.0%

Total Debt Investments					135,623	135,926	97.0%

Equity Investments
Preferred Equity
TVG OCM III (FT) Blocker, LLC—Class B Units (6)	Media	NA	NA	706	706	937	0.7%

Total Preferred Equity				706	706	937	0.7%

Common Equity
Rushmore Lender Co-Invest Blocker, LLC—Common Stock (6)	Health Care Equipment & Services	NA	NA	537,606	538	554	0.4%
Sea-K Investors, LLC—Class A Units (6)	Consumer Durables & Apparel	NA	NA	731,536	732	732	0.5%
Vistria ESS Holdings, LLC—Equity (6)	Commercial & Professional Services	NA	NA	326	326	326	0.2%

Total Common Equity					1,596	1,612	1.1%

Total Equity Investments					2,302	2,549	1.8%

Total Investments					$137,925	$138,475	98.8%

Liabilities in Excess of Other Assets						1,619	1.2%

Net Assets						$140,094	100.0%

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

June 30, 2022

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

The Company established CCP BDC Blocker I, LLC, a wholly-owned subsidiary. This subsidiary allows the Company to hold equity securities of portfolio companies organized as a pass-through entity while continuing to satisfy the requirements of a RIC under the Code.

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

Note 2—Summary of Significant Accounting Policies

Basis of Presentation

The Company’s consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the U.S. (“GAAP”). The Company is an investment company following accounting and reporting guidance in Accounting Standards Codification Topic 946, Financial Services—Investment Companies (“ASC 946”). The Company consolidates its wholly-owned direct subsidiaries, CCP BDC Blocker I, LLC and CCP BDC California LLC.

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

Investment Classification

The Company classifies its investments in accordance with the requirements of the 1940 Act. Under the 1940 Act, “Control” is defined as the power to exercise a controlling influence over the management or policies of a company, unless such power is solely the result of an official position with such company. In addition, in accordance with Section 2(a)(9) of the 1940 Act, any person who owns beneficially, either directly or through one or more controlled companies, more than 25% of the voting securities of a company shall be presumed to control such company. Any person who does not so own more than 25% of the voting securities of any company shall be presumed not to control such company. Any person who does not so own more than 25% of the voting securities of any company and/or does not have the power to exercise control over the management or policies of such portfolio company shall be presumed not to control such company. Consistent with the 1940 Act, “Affiliated Investments” are defined as those investments in companies in which the Company owns 5% or more of the voting securities. Consistent with the 1940 Act, “Non-affiliated Investments” are defined as investments that are neither Control Investments nor Affiliated Investments. As of June 30, 2022, the Company did not “control” and was not an “affiliated person” of any of its portfolio companies, each as defined in the 1940 Act.

Cash and Cash Equivalents

Cash and cash equivalents include cash held in banks and short-term, liquid investments in a money market deposit account. Cash and cash equivalents are carried at cost which approximates fair value. The Company deposits at financial institutions for its cash and cash equivalents may exceed FDIC insured limits under applicable law.

The Company considers all highly liquid investments with a maturity of three months or less, when acquired, to be cash equivalents. As of June 30, 2022, the Company held cash and cash equivalents in the form of money market fund shares held in First American Government Obligations Fund with a fair value of $39.9 million representing 19.5% of the Company’s net assets. As of December 31, 2021, the Company did not hold any money market fund shares. Cash equivalents in the form of money market fund shares are valued at their reported net asset value (generally $1 per share) on the measurement date, and are categorized within Level 1 of the fair value hierarchy under ASC 820, as inputs in the valuation are observable.

Organizational Expenses and Offering Costs

Organizational expenses consist of costs incurred to establish the Company and enable it legally to do business. Organization costs are expensed as incurred. Offering costs consist of costs incurred in connection with the offering of Common Stock of the Company. Offering costs are capitalized as a deferred charge and amortized to expense on a straight-line basis over 12 months from the inception date. Offering costs incurred for the three and six months ended June 30, 2022 were $0.04 million and $0.08 million, respectively. The Company incurred $0 offering costs for the three and six months ended June 30, 2021. As of June 30, 2022 and December 31, 2021, offering costs deferred were $0.01 million and $0.09 million respectively, and are recorded in prepaid expenses and other assets on the Consolidated Statement of Assets and Liabilities.

The Company will bear the organizational expenses and offering costs incurred in connection with the formation of the Company and the offering of shares of its Common Stock, including the out-of-pocket expenses of the Investment Adviser and its agents and affiliates. In addition, the Company will reimburse the Investment Adviser for the organizational expenses and offering costs it incurs on the Company’s behalf. For the period from January 15, 2021 (Inception Date) through June 30, 2022, the Company has incurred $0.48 million of organizational costs. If actual organizational expenses and offering costs incurred exceed $0.75 million, the Investment Adviser or its affiliate bear the excess costs.

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

Income Taxes

The Company has elected to be treated for federal income tax purposes as a RIC under Subchapter M of the Code. Generally, a corporation can qualify as a RIC if it distributes dividends for federal income tax purposes to stockholders in an amount generally equal to at least 90% of “investment company taxable income,” as defined in the Code, and determined without regard to any deduction for dividends paid. Distributions declared prior to the filing of the previous year’s tax return and paid up to twelve months after the previous tax year can be carried back to the prior tax year in determining the distributions paid in such tax year. The Company intends to make sufficient distributions to maintain its ability to be subject to be taxed as a RIC each year. The Company will be subject to a 4.0% nondeductible federal excise tax on certain undistributed income unless the Company distributes, in a timely manner as required by the Code, an amount at least equal to the sum of (1) 98.0% of its respective net ordinary income earned for the calendar year and (2) 98.2% of its respective capital gain net income for the one-year period ending October 31 in the calendar year, plus any net ordinary income or capital gain net income not distributed in previous years.

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

The following table presents fair value measurements of investments, by major class, as of June 30, 2022, according to the fair value hierarchy:

	Fair Value Measurements
	Level 1	Level 2	Level 3	Totals
First Lien Senior Secured	$—	$—	$252,757	$252,757
Equity	—	—	3,309	3,309

Total	$—	$—	$256,066	$256,066

The following table presents fair value measurements of investments, by major class, as of December 31, 2021, according to the fair value hierarchy:

	Fair Value Measurements
	Level 1	Level 2	Level 3	Totals
First Lien Senior Secured	$—	$—	$135,926	$135,926
Equity	—	—	2,549	2,549

Total	$—	$—	$138,475	$138,475

The Company commenced investment operations on August 17, 2021, and did not have investment activity prior to this date.

The following table provides a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the six months ended June 30, 2022:

	First Lien Senior Secured	Equity	Total
Balance as of December 31, 2021	$135,926	$2,549	$138,475
Purchases and other adjustments to cost	126,041	810	126,851
Sales and repayments	(8,710)	—	(8,710)
Net realized gain/(loss) on investments	32	—	32
Net change in unrealized gain/(loss) on investments	(897)	(50)	(947)
Net accretion of discount on investments	365	—	365

Balance as of June 30, 2022	$252,757	$3,309	$256,066

Net change in unrealized gain/loss for the period relating to those Level 3 assets that were still held by the Company at the end of the period:	$(897)	$(50)	$(947)

Purchases represent the acquisition of new investments at cost. Sales and repayments represent principal payments received during the period.

Significant Unobservable Inputs

The following table summarizes the significant unobservable inputs used to value Level 3 investments as of June 30, 2022. The table is not intended to be all-inclusive, but instead identifies the significant unobservable inputs relevant to the determination of fair values.

Asset Category	Fair Value	Primary Valuation Technique	Unobservable Inputs	Selected Input Range		Weighted Average (a)
				Minimum	Maximum
First Lien Senior Secured	$252,757	Discounted Cash Flow	Discount Rate	8.0%	13.6%	10.4%
Equity	489	Market Comparables	Revenue Multiple	2.8x	3.0x	2.9x
Equity	2,820	Market Comparables	EBITDA Multiple	7.5x	18.5x	10.5x

Total	$256,066

(a)	Weighted averages are calculated based on fair value of investments.

The following table summarizes the significant unobservable inputs used to value Level 3 investments as of December 31, 2021. The table is not intended to be all-inclusive, but instead identifies the significant unobservable inputs relevant to the determination of fair values.

Asset Category	Fair Value	Primary Valuation Technique	Unobservable Inputs	Selected Input Range		Weighted Average (a)
				Minimum	Maximum
First Lien Senior Secured	$135,926	Discounted Cash Flow	Discount Rate	6.4%	9.6%	8.3%
Equity	554	Discounted Cash Flow	Discount Rate	8.6%	9.6%	9.1%
Equity	1,995	Market Comparables	EBITDA Multiple	8.0x	17.0x	10.2x

Total	$138,475

(a)	Weighted averages are calculated based on fair value of investments.

There were no significant changes in valuation approach or technique as of June 30, 2022 and December 31, 2021.

Level 3 inputs to the valuation methodology are unobservable and significant to overall fair value measurement. The inputs into the determination of fair value require significant management judgment or estimation. Financial instruments that are included in this category include investments in privately held entities where the fair value is based on unobservable inputs.

The income and market approaches were used in the determination of fair value of certain Level 3 assets as of June 30, 2022 and December 31, 2021. The significant unobservable inputs used in the income approach are the discount rate or market yield used to discount the estimated future cash flows expected to be received from the underlying investment, which include both future principal and interest payments and any other end of term fees, as applicable. Included in the consideration and selection of discount rates are factors such as risk of default, interest rate risk, and changes in credit quality. The significant unobservable inputs used in the market approach are based on market comparable transactions and market multiples of publicly traded comparable companies. Increases or decreases in the valuation multiples in isolation may result in higher or lower fair value measurement, respectively, and increases or decreases in the discount rate in isolation may result in lower or higher fair value measurement, respectively.

As of June 30, 2022 and December 31, 2021, the Company had 0 portfolio companies on non-accrual status. Refer to Note 2 -Summary of Significant Accounting Policies—for additional details regarding the Company’s non-accrual policy.

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

Operating Advisory Group, LLC (“OAG”), is a consulting firm that exclusively provides management consulting services, substantially all of which are provided to portfolio companies of Comvest Partners’ affiliated funds investing in a control equity strategy. The Company also engages OAG to provide assistance with certain discrete diligence and other matters in connection with the Company’s investing activities. For the three and six months ended June 30, 2022, OAG charged $0 and $0, respectively, for due diligence services which were paid by portfolio companies of the Company. While neither the Company nor any of its affiliates or personnel own or share in any portion of the economics received by OAG, an affiliate of the Investment Adviser has been granted an option to acquire the shares of OAG’s parent company at a nominal value.

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

For the three and six months ended June 30, 2022, the Company incurred $0.64 million and $1.10 million, respectively, in Management Fees under the Investment Advisory Agreement.

The Investment Adviser has chosen to voluntarily waive $0.03 million and $0.09 million of management fees earned in accordance with the Investment Advisory Agreement for the three and six months ended June 30, 2022, respectively. Any fees waived under the Investment Advisory Agreement are not subject to reimbursement to the Investment Adviser.

The Company commenced investment operations on August 17, 2021. The Company did not incur any Management Fees during the three and six months ended June 30, 2021.

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

For the three and six months ended June 30, 2022, there was no incentive fee earned and thus no amounts have been accrued.

The Company commenced investment operations on August 17, 2021. The Company did not incur any Incentive Fees prior to this date.

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

The Administrator has hired a third-party sub-administrator to assist with the provision of administration services. For the three months ended June 30, 2022, the Company incurred $0.04 million in administrative service fees under the administration agreement, payable to the sub-administrator. For the six months ended June 30, 2022, the Company incurred $0.08 million in administrative service fees under the administration agreement, payable to the sub-administrator. The Company did not incur any administrative service fees for the period January 15, 2021 to June 30, 2021.

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

The Goldman Credit Facility is uncommitted and matures on the earlier of (i) the date on which either the Company or lender provide written notice of termination to the other party and (ii) the date that is 30 days prior to the last date on which the Company may issue capital drawdowns to its investors. Under the Goldman Credit Facility, the Company is permitted to borrow up to the lesser of $130 million and the Borrowing Base. The “Borrowing Base” is based upon the unfunded capital commitments of certain subscribed investors in the Company that have been approved by Goldman Sachs and meet certain criteria. The advance rate for such investors is currently 90%. The Goldman Credit Facility contains certain customary affirmative and negative covenants and events of default. The Goldman Credit Facility bears interest at a rate of Term SOFR + 0.11448% + 2.70% per annum.

The weighted average annualized interest cost for all borrowings for the three and six months ended June 30, 2022 was 3.53% and 3.41%, respectively. The average daily debt outstanding for the three and six months ended June 30, 2022 was $53.2 million and $33.7 million, respectively. The maximum debt outstanding for the three and six months ended June 30, 2022 was $122.0 million and $97.1 million, respectively.

The following table represents borrowings as of June 30, 2022:

	Total Aggregate Borrowing Capacity	Total Principal Outstanding	Less Deferred Financing Costs	Amount per Statements of Assets and Liabilities
Goldman Credit Facility	$130,000	$97,100	$99	$97,001

Total	$130,000	$97,100	$99	$97,001

The following table represents borrowings as of December 31, 2021:

	Total Aggregate Borrowing Capacity	Total Principal Outstanding	Less Deferred Financing Costs	Amount per Statements of Assets and Liabilities
Goldman Credit Facility	$130,000	$113,000	$116	$112,884

Total	$130,000	$113,000	$116	$112,884

The following table represents interest and debt fees for the three months ended June 30, 2022:

	For the three months ended June 30, 2022
	Interest Rate(2)	Interest Expense	Deferred Financing Costs(1)	Other Fees(1)
Goldman Credit Facility	SOFR + 0.11448% + 2.70%	$471	$8	$32

Total		$471	$8	$32

(1)	Amortization of deferred financing costs and other fees are included in interest expense on the consolidated statement of operations.
(2)	As of June 30, 2022, the 1-month SOFR rate was 1.69%.

The following table represents interest and debt fees for the six months ended June 30, 2022:

	For the six months ended June 30, 2022
	Interest Rate(2)	Interest Expense	Deferred Financing Costs(1)	Other Fees(1)
Goldman Credit Facility	SOFR + 0.11448% + 2.70%	$574	$17	$65

Total		$574	$17	$65

(1)	Amortization of deferred financing costs and other fees are included in interest expense on the consolidated statement of operations.
(2)	As of June 30, 2022, the 1-month SOFR rate was 1.69%.

At June 30, 2022 and December 31, 2021, the carrying amount of the Company’s secured borrowings approximated their fair value in accordance with ASC 820. As of June 30, 2022 and December 31, 2021, the Company’s borrowings would be deemed to be Level 3, as defined in Note 3—Fair Value of Financial Instruments.

Note 6—Commitments and Contingencies

Commitments

In the ordinary course of business, the Company may enter into future funding commitments. As of June 30, 2022, the Company had unfunded commitments on delayed draw term loans and revolving credit lines of $50.4 million. As of December 31, 2021, the Company had unfunded commitments on delayed draw term loans and revolving credit lines of $31.9 million. The Company maintains sufficient cash on hand, unfunded Capital Commitments, and available borrowings from the Goldman Credit Facility to fund such unfunded commitments.

As of June 30, 2022, the Company’s unfunded commitments consisted of the following:

Portfolio Company Name	Investment Type	Commitment Type	Unfunded Commitments
190 Octane Financing	First Lien Senior Secured	Delayed Draw Loan	$2,454
190 Octane Financing	First Lien Senior Secured	Revolving Credit Line	571
Abea Acquisition, Inc.	First Lien Senior Secured	Delayed Draw Loan	609
Aurora Solutions LLC	First Lien Senior Secured	Delayed Draw Loan	7,021
Aurora Solutions LLC	First Lien Senior Secured	Revolving Credit Line	766
CreditAssociates, LLC	First Lien Senior Secured	Revolving Credit Line	1,167
MerchantWise Solutions, LLC	First Lien Senior Secured	Delayed Draw Loan	3,085
MerchantWise Solutions, LLC	First Lien Senior Secured	Revolving Credit Line	1,157
Narcote, LLC	First Lien Senior Secured	Revolving Credit Line	490
Nuspire, LLC	First Lien Senior Secured	Delayed Draw Loan	4,397
Nuspire, LLC	First Lien Senior Secured	Revolving Credit Line	879
OneCare Media, LLC	First Lien Senior Secured	Revolving Credit Line	2,056
PJW Ultimate Holdings LLC	First Lien Senior Secured	Delayed Draw Loan	682
PJW Ultimate Holdings LLC	First Lien Senior Secured	Revolving Credit Line	1,925
Raven Engineered Films, Inc.	First Lien Senior Secured	Revolving Credit Line	3,091
Rushmore Intermediate	First Lien Senior Secured	Delayed Draw Loan	1,099
Rushmore Intermediate	First Lien Senior Secured	Revolving Credit Line	1,344
S4T Holdings Corp.	First Lien Senior Secured	Delayed Draw Loan	7,730
The Smilist Management, Inc.	First Lien Senior Secured	Delayed Draw Loan—B	1,893
The Smilist Management, Inc.	First Lien Senior Secured	Revolving Credit Line	549
VardimanBlack Holdings LLC	First Lien Senior Secured	Delayed Draw Loan	6,329
Wilnat, Inc.	First Lien Senior Secured	Revolving Credit Line	1,111

Total			$50,405

As of December 31, 2021, the Company’s unfunded commitments consisted of the following:

Portfolio Company Name	Investment Type	Commitment Type	Unfunded Commitments
Abea Acquisition, Inc.	First Lien Senior	Delayed Draw Loan	$1,522
Aurora Solutions LLC	First Lien Senior	Delayed Draw Loan	7,021
Aurora Solutions LLC	First Lien Senior	Revolving Credit Line	894
Kent Water Sport Holdings, LLC	First Lien Senior	Delayed Draw Loan	3,530
OneCare Media. LLC	First Lien Senior	Revolving Credit Line	2,056
PJW Ultimate Holdings, LLC	First Lien Senior	Delayed Draw Credit Line	4,279
PJW Ultimate Holdings, LLC	First Lien Senior	Revolving Credit Line	1,284
Rushmore Intermediate, LLC	First Lien Senior	Delayed Draw Loan	1,344
Rushmore Intermediate, LLC	First Lien Senior	Revolving Credit Line	1,344
S4T Holdings Corp.	First Lien Senior	Delayed Draw Loan	7,730
Wilnat, Inc.	First Lien Senior	Revolving Credit Line	864

Total			$31,868

Litigation and Regulatory Matters

In the ordinary course of its business, the Company may become subject to litigation, claims, and regulatory matters. The Company has no knowledge of material legal or regulatory proceedings pending or known to be contemplated against the Company at this time.

Indemnifications

In the ordinary course of its business, the Company may enter into contracts or agreements that contain indemnifications or warranties. Future events could occur that lead to the execution of these provisions against the Company. Based on its history and experience, management feels that the likelihood of such an event is remote.

Note 7—Capital

Investor Commitments

As of June 30, 2022, the Company had $656.6 million, in Capital Commitments, of which $456.6 million, were unfunded. As of December 31, 2021, the Company had $656.6 million, in Capital Commitments, of which $516.6 million, were unfunded.

Capital Drawdowns

The following table summarizes the total shares issued and proceeds related to capital drawdowns for the three and six months ended June 30, 2022:

Share Issue Date	Shares Issued	Net Proceeds Received
May 6, 2022	59,892	$60,000
Total Shares Issued	59,892	$60,000

As of June 30, 2022 and December 31, 2021, 2,052 and 1,407, respectively, of the Company’s common shares were owned by Comvest Group Holdings SPV II LLC, a wholly owned subsidiary of an affiliate of Comvest Partners.

Distributions and Dividends

Distributions declared for the three and six months ending June 30, 2022 totaled approximately $2.83 million and $4.52 million, respectively.

The following table reflects distributions declared, per share that have been declared by our Board for the six months ended June 30, 2022:

Date Declared	Record Date	Payment Date	Per Share Amount
March 28, 2022	March 28, 2022	March 29, 2022	$12.00
June 27, 2022	June 27, 2022	June 28, 2022	$14.00

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

Note 8—Net Assets

The Company commenced investment operations on August 17, 2021. The Company did not have significant net asset activity prior to this date.

The following table reflects the net assets activity for the three months ended June 30, 2022:

	Common stock-shares	Common stock-par	Additional paid in capital	Total distributable earnings (accumulated deficit)	Total net assets
Balance as of March 31, 2021	142,314	$—	$141,636	$934	$142,570
Issuance of common stock, net of issuance costs	62,718	—	62,831	—	62,831
Distributions to stockholders	—	—	—	(2,831)	(2,831)
Net investment income (loss)	—	—	—	3,288	3,288
Net realized gain (loss) from investment transactions	—	—	—	32	32
Net change in unrealized gain (loss) on investments	—	—	—	(1,367)	(1,367)

Balance as of June 30, 2022	205,032	$—	$204,467	$56	$204,523

The following table reflects the net assets activity for the six months ended June 30, 2022:

	Common stock-shares	Common stock-par	Additional paid in capital	Total distributable earnings (accumulated deficit)	Total net assets
Balance as of December 31, 2021	140,620	$—	$139,949	$145	$140,094
Issuance of common stock, net of issuance costs	64,412	—	64,518	—	64,518
Distributions to stockholders	—	—	—	(4,518)	(4,518)
Net investment income (loss)	—	—	—	5,344	5,344
Net realized gain (loss) from investment transactions	—	—	—	32	32
Net change in unrealized gain (loss) on investments	—	—	—	(947)	(947)

Balance as of June 30, 2022	205,032	$—	$204,467	$56	$204,523

Note 9—Earnings Per Share

Basic earnings per share is computed by dividing earnings available to common stockholders by the weighted average number of shares outstanding during the period. Other potentially dilutive shares, and the related impact to earnings, are considered when calculating earnings per share on a diluted basis. The following information sets forth the computation of the weighted average basic and diluted net decrease in net assets per share resulting from operations for the three and six months ended June 30, 2022, as well as the three months ended June 30, 2021 and the period from January 15, 2021 (inception date) through June 30, 2021.

	For the Three Months Ended		For the Six Months Ended	For the Period January 15, 2021 (Inception Date) through
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Net increase (decrease) in net assets resulting from operations	$1,953	$(245)	$4,429	$(245)
Weighted average shares of common stock outstanding—basic and diluted	179,264	1,000	160,076	1,000
Earnings (loss) per share of common stock—basic and diluted	$10.89	$(244.59)	$27.67	$(244.59)

Note 10—Financial Highlights

The following is a schedule of financial highlights for the six months ended June 30, 2022:

	For the Six Months Ended	For the Period January 15, 2021 (Inception Date) through
	June 30, 2022	June 30, 2021
Per Common Share Operating Performance
Net Asset Value, Beginning of Period	$996.26	$—

Results of Operations: (1)
Net Investment Income (Loss)	33.38	(244.59)
Net Realized and Unrealized Gain (Loss) on Investments	(6.12)	—

Net Increase (Decrease) in Net Assets Resulting from Operations	27.26	(244.59)

Distributions to Common Stockholders
Distributions from Net Investment Income	(26.00)	—
Distributions from Realized Gains	—	—
Return of Capital	—	—

Net Decrease in Net Assets Resulting from Distributions	(26.00)	—

Capital Share Transactions (1)
Issuance of Common Stock	—	—
Repurchase of Common Stock	—	—

Net Increase (Decrease) Resulting from Capital Share Transactions	—	—

Net Asset Value, End of Period	$997.52	$(243.59)

Shares Outstanding, End of Period	205,032	1,000
Total Return(3)	2.75%	*NM
Net assets, end of period	$204,523	$243,585

Ratio/Supplemental Data
Weighted-average shares outstanding	160,076	1,000
Ratio of net investment income (loss) to average net assets without waiver(2)	6.62%	*NM
Ratio of net investment income (loss) to average net assets with waiver(2)	6.74%	*NM
Ratio of total expenses to average net assets without waiver(2)(5)	3.17%	*NM
Ratio of total expenses to average net assets with waiver(2)(5)	3.05%	*NM
Asset Coverage Ratio (6)	311%	*NM
Portfolio turnover rate (4)	4%	*NM

*	NM—not meaningful since the Company commenced operations on August 17, 2021.
(1)	The per common share data was derived by using weighted average shares outstanding.
(2)	Ratios, excluding nonrecurring expenses, such as organization and offering costs, are annualized.
(3)

Total return is calculated assuming a purchase of shares of common stock at the current net asset value on the first day and a sale at the current net asset value on the last day of the period reported.

(4)	Portfolio turnover rate is calculated using the lesser of year-to-date purchases or sales over the average of the invested assets at fair value. Portfolio turnover rate is not annualized.
(5)	Ratio of total expenses to average net assets is calculated using total operating expenses over average net assets.
(6)	Asset coverage ratio is presented as of June 30, 2022.

Note 11 - Subsequent Events

The Company has evaluated subsequent events through the filing of this Form 10-Q and has determined that there have been no subsequent events that require recognition or disclosure in these consolidated financial statements except for the following:

Issuance of Common Stock

On August 11, 2022, the Company issued and sold 25,062 shares of its common stock at an aggregate purchase price of $25 million. The issuance of the shares of common stock was exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(a)(2) and Rule 506(b) of Regulation D thereof.

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

Forward Looking Statements

Statements we may make, may contain forward-looking statements, that are not historical facts are based on current expectations, estimates, projections, opinions and/or beliefs of the Company, the Investment Adviser and/or its affiliates (collectively, “Commonwealth”). These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about us, our current and prospective portfolio investments, our industry, our beliefs, and our assumptions. Words such as “anticipate”, “believe”, “continue”, “could”, “estimate”, “expect”, “intend”, “may”, “plan”, “potential”, “project”, “seek”, “should”, “target”, “will”, “would” or variations of these words and similar expressions are intended to identify forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements for any reason, including the factors set forth in Item 1A.—Risk Factors contained in our annual report on Form 10-K for the year ended December 31, 2021 and in this quarterly report on Form 10-Q.

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

•

turmoil in Ukraine and Russia, including sanctions related to such turmoil, and the potential for volatility in energy prices and other supply chain issues and any impact on the industries in which we invest;

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

Portfolio and Investment Activity

During the six months ended June 30, 2022, we made $126.9 million of new investments portfolio companies and had $8.7 million in aggregate amount of sales and repayments, resulting in net investments of $118.2 million for the period. The total portfolio of debt investments at fair value consisted of 100% bearing variable interest rates and 0% bearing fixed interest rates.

Our portfolio composition, based on fair value at June 30, 2022 was as follows:

	June 30, 2022
	Percentage of Total Portfolio	Weighted Average Current Yield for Total Portfolio
First Lien Senior Secured	98.7%	8.3%
Equity	1.3%	0

Total	100.0%	8.3%

Our portfolio composition, based on fair value at December 31, 2021 was as follows:

	December 31, 2021
	Percentage of Total Portfolio	Weighted Average Current Yield for Total Portfolio
First Lien Senior Secured	98.2%	7.2%
Equity	1.8	0

Total	100.0%	7.2%

The following table shows the asset mix of our new investment fundings for the six months ended June 30, 2022:

	Fair Value (In thousands)	Percentage
First Lien Senior Secured	$126,041	99.4%
Equity	810	0.6%

Total	$126,851	100.0%

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

The weighted average risk rating of our investments based on fair value was 2.0 as of June 30, 2022. As of June 30, 2022, the Company had no portfolio companies on non-accrual status. Refer to Note 2—Summary of Significant Accounting Policies—for additional details regarding the Company’s non-accrual policy.

As of June 30, 2022
Internal Performance Rating	Investments at Fair Value (In thousands)	Percentage of Total Investments
6	$—	—
5	—	—
4	—	—
3	—	—
2	256,066	100.0
1	—	—

Total	$256,066	100.0%

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

The following tables show the weighted average rate, spread over the reference rate of floating rate and fees of investments originated and the weighted average rate of sales and payoffs of portfolio companies during the three and six months ended June 30, 2022.

	For the Three Months Ended June 30, 2022	For the Six Months Ended June 30, 2022
Weighted average rate of new investment fundings	8.29%	8.52%
Weighted average spread over Reference Rate of new floating rate investment fundings	6.50%	6.75%
Weighted average fees of new investment fundings	2.00%	1.75%
Weighted average rate of sales and payoffs of portfolio investments	9.44%	8.68%

RESULTS OF OPERATIONS

We commenced investment operations on August 17, 2021, and therefore do not have prior periods with which to compare operating results. Our operating results for the three and six months ended June 30, 2022 (dollars in thousands):

	For the Three Months Ended June 30, 2022	For the Six Months Ended June 30, 2022
Total investment income	$4,793	$7,767
Less: Net expenses	1,505	2,423

Net investment income (loss)	3,288	5,344
Net realized gains (losses)	32	32
Net change in unrealized gains (losses)	(1,367)	(947)

Net increase (decrease) in net assets resulting from operations	$1,953	$4,429

Investment Income

Investment income for the three and six months ended June 30, 2022 was driven by our deployment of capital and an increasing invested balance. The composition of our investment income for the three and six months ended June 30, 2022 was as follows (dollars in thousands):

	For the Three Months Ended June 30, 2022	For the Six Months Ended June 30, 2022
Interest from investments	$4,690	$7,612
Fee income	103	155

Total investment income	$4,793	$7,767

Operating Expenses

The composition of our operating expenses for the three and six months ended June 30, 2022 was as follows (dollars in thousands):

	For the Three Months Ended June 30, 2022	For the Six Months Ended June 30, 2022
Management fees	$643	$1,104
Interest expense	512	655
Professional fees	120	260
Directors’ fees	26	51
Amortization of offering costs	38	80
Other general and administrative expenses	199	364
Management fee waiver	(33)	(91)

Net expenses	$1,505	$2,423

Net Realized Gains (Losses) and Net Change in Unrealized Gains (Losses) on Investments

Net realized gains (losses) and net change in unrealized gains (losses) on investments for the three and six months ended June 30, 2022 were as follows (dollars in thousands):

	For the Three Months Ended June 30, 2022	For the Six Months Ended June 30, 2022
Net realized gains (losses)
Non-affiliate investments	$32	$32

Total net realized gains (losses)	32	32
Net change in unrealized gains (losses) on investments
Non-affiliate investments	(1,367)	(947)

Total net change in unrealized gains (losses) on investments	(1,367)	(947)

Net realized and unrealized gains (losses)	$(1,335)	(915)

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

As of June 30, 2022, we are party to the Goldman Credit Facility, as described in more detail in Note 5—Borrowings.

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

As of June 30, 2022 and December 31, 2021, we had $46.0 and $114.8 million of cash, respectively. In addition, as of June 30, 2022, we had $32.9 million of availability under the Goldman Credit Facility (subject to borrowing base availability) and had approximately $456.6 million of uncalled Capital Commitments to purchase shares of our Common Stock. We expect to have sufficient liquidity for our investing activities and to conduct our operations in the near term.

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

Additionally, in order to avoid the imposition of a U.S. federal excise tax, we are required to distribute, in respect of each calendar year, dividends to our stockholders of an amount at least equal to the sum of 98% of our calendar year net ordinary income (taking into account certain deferrals and elections); 98.2% of our capital gain net income (adjusted for certain ordinary losses) for the one year period ending on October 31 of such calendar year; and any net ordinary income and capital gain net income for preceding calendar years that were not distributed during such calendar years and on which we previously did not incur any U.S. federal income tax. If we fail to qualify as a RIC for any reason and become subject to corporate tax, the resulting corporate taxes could substantially reduce our net assets, the amount of income available for distribution and the amount of our distributions.

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

Distributions and Dividends

Distributions declared for the three and six months ending June 30, 2022 totaled approximately $2.83 million and $4.52 million, respectively.

The following table reflects cash distributions, including dividends and returns of capital, if any, per share that have been declared by our Board for the most recent fiscal year and current fiscal quarter to date:

Fiscal Year Ended	Date Declared	Record Date	Payment Date	Per Share Amount
June 30, 2022
First Quarter	March 28, 2022	March 28, 2022	March 29, 2022	$12.00
Second Quarter	June 27, 2022	June 27, 2000	June 28, 2022	$14.00
Fiscal Year Ended	Date Declared	Record Date	Payment Date	Per Share Amount
December 31, 2021
Fourth Quarter	December 8, 2021	December 8, 2021	December 16, 2021	$11.50

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

The Goldman Credit Facility bears interest at a rate of Term SOFR plus 0.11448% plus 2.70% per annum.

Contractual Obligations

The following table shows our payment obligations for repayment of debt and other contractual obligations as of June 30, 2022 (dollars in thousands):

	Total Aggregate Borrowing Capacity(1)	Total Principal Outstanding
Goldman Sachs Credit Facility	$130,000	$97,100

Total	$130,000	$97,100

(1)	As of June 30, 2022, we had $32.9 million in unused borrowing capacity under the Goldman Credit Facility, subject to borrowing base limits.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources.

Commitments

In the ordinary course of business, we may enter into future funding commitments. As of June 30, 2022, we had unfunded commitments on revolving credit lines of $50.4 million. We maintain sufficient financial resources to satisfy unfunded commitments, including cash on hand, undrawn capital commitments from our investors, and available borrowings to fund such unfunded commitments. Please refer to Note 6—Commitments and Contingencies in the notes to our consolidated financial statements for further detail of these unfunded commitments.

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

The income and market approaches were used in the determination of fair value of certain Level 3 assets as of June 30, 2022. The significant unobservable inputs used in the income approach are the discount rate or market yield used to discount the estimated future cash flows expected to be received from the underlying investment, which include both future principal and interest payments and any other end of term fees, as applicable. Included in the consideration and selection of discount rates are factors such as risk of default, interest rate risk, and changes in credit quality. The significant unobservable inputs used in the market approach are based on market comparable transactions and market multiples of publicly traded comparable companies.

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

We are subject to certain financial market risks, such as interest rate fluctuations. In addition, U.S. and global capital markets and credit markets have experienced a higher level of stress due to the global COVID-19 pandemic, which has resulted in an increase in the level of volatility across such markets. Because we fund a portion of our investments with borrowings, our net investment income is affected by the difference between the rate at which we invest and the rate at which we borrow. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income. In connection with the COVID-19 pandemic, the U.S. Federal Reserve and other central banks have reduced certain interest rates and LIBOR has decreased. As of June 30, 2022, 100% of investments at fair value represent floating-rate investments with a reference rate floor and none of our debt investments at fair value represent fixed-rate investments. Additionally, our Goldman Credit Facility is also subject to floating interest rates and are currently paid based on floating SOFR rates.

The following table estimates the potential changes in net cash flow generated from interest income and expenses, should interest rates increase by 100, 200 or 300 basis points, or decrease by 25 basis points. Interest income is calculated as revenue from interest generated from our portfolio of investments held as of June 30, 2022. Interest expense is calculated based on the terms of our outstanding revolving credit facility and subscription line. For our Goldman Credit Facility, we use the outstanding balance as of June 30, 2022. Interest expense on this balance is calculated using the interest rate as of June 30, 2022, adjusted for the hypothetical changes in rates, as shown below.

Assuming that the interim and unaudited Consolidated Statement of Assets and Liabilities as of June 30, 2022 was to remain constant and that we took no actions to alter our interest rate sensitivity as of such date, the following table shows the annualized impact of hypothetical base rate changes in interest rates. Actual results could differ significantly from those estimated in the table.

Change in Interest Rates	Increase (Decrease) in Interest Income (in thousands)	Increase (Decrease) in Interest Expense (in thousands)	Net Increase (Decrease) in Net Investment Income (in thousands)
Down 25 basis points	$(646)	$(243)	$(403)
Up 100 basis points	2,583	971	$1,612
Up 200 basis points	5,165	1,942	$3,223
Up 300 basis points	7,748	2,913	$4,835

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

Evaluation of disclosure controls and procedures

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “1934 Act”) we evaluated, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the 1934 Act) as of June 30, 2022. Based on the foregoing evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of June 30, 2022, our disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level that we would meet our disclosure obligations.

Changes in internal control over financial reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the 1934 Act) that occurred during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We, and our consolidated subsidiary, the Investment Adviser and the Administrator are not currently subject to any material legal proceedings as of June 30, 2022. From time to time, we or our consolidated subsidiary may be a party to certain legal proceedings incidental to the normal course of our business including the enforcement of our rights under contracts with our portfolio companies. While the outcome of these legal proceedings cannot be predicted with certainty, we do not expect that these proceedings will have a material effect upon our business, financial condition or results of operations.

ITEM 1A.	RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Item 1A.—Risk Factors in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, which could materially affect our business, financial condition and/or operating results. The risks described in our Annual Report on Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results. There have been no material changes during the three months ended June 30, 2022 to the risk factors discussed in Item 1A.—Risk Factors in our Annual Report on Form 10-K.

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

Commonwealth Credit Partners BDC I, Inc.

Date: August 11, 2022	By:	/s/ Robert O’Sullivan
	Name: Title:	Robert O’Sullivan Chief Executive Officer

Date: August 11, 2022	By:	/s/ Cecilio M. Rodriguez
	Name: Title:	Cecilio M. Rodriguez Chief Financial Officer