Form 10-Q
period 2022-09-30
Commonwealth Credit Partners BDC I, Inc.
filed 2022-11-10
CIK 1841514

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

As of November 10, 2022 the registrant had 264,397 shares of common stock outstanding.

Commonwealth Credit Partners BDC I, Inc.

Quarterly Report on Form 10-Q

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

COMMONWEALTH CREDIT PARTNERS BDC I, INC.

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

(amounts in thousands except share and per share data)

	September 30, 2022 (Unaudited)	December 31, 2021
Assets:
Non-controlled, non-affiliated investments, at fair value (amortized cost of $299,848 and $137,925 as of September 30, 2022 and December 31, 2021, respectively)	$298,025	$138,475
Cash and cash equivalents	40,334	114,849
Receivables:
Interest receivable	1,256	114
Prepaid expenses and other assets	14	101

Total Assets	$339,629	$253,539

Liabilities:
Credit facility (net of deferred financing costs of $91 and $116 as of September 30, 2022 and December 31, 2021, respectively)	$105,109	$112,884
Payables:
Management fee payable, net (Note 4)	733	247
Interest payable	320	99
Directors fee payable	23	21
Accrued other general and administrative expenses	377	194

Total Liabilities	$106,562	$113,445

Net Assets:
Common Shares, $0.001 par value; 1,000,000 shares authorized; 234,246 and 140,620 as of September 30, 2022 and December 31, 2021, respectively, issued and outstanding	$—	$—
Additional paid-in capital	233,610	139,949
Total distributable earnings (accumulated deficit)	(543)	145

Total Net Assets	$233,067	$140,094

Total Liabilities and Net Assets	$339,629	$253,539

Net Asset Value Per Common Share	$994.97	$996.26

The accompanying notes are an integral part of these consolidated financial statements.

COMMONWEALTH CREDIT PARTNERS BDC I, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(amounts in thousands except share and per share data)

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended	For the Period January 15, 2021 (Inception Date) through
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Income:
Investment income from non-controlled, non-affiliated investments:
Interest income	$6,824	$245	$14,437	$245
Fee income	100	14	255	14

Total Investment Income	6,924	259	14,692	259

Expenses:
Management fees	761	103	1,865	103
Interest expense	934	—	1,589	—
Professional fees	105	47	365	47
Directors fees	26	27	77	27
Amortization of offering costs	10	36	90	36
Organizational expenses	—	241	—	486
Other general and administrative expenses	166	103	531	103

Total Expenses	2,002	557	4,517	802
Less: Management fee waiver (Note 4)	(29)	(37)	(120)	(37)

Net expenses	1,973	520	4,397	765

Net Investment Income (Loss)	4,951	(261)	10,295	(506)

Realized and unrealized gains (losses) on investments
Net realized gains (losses):
Non-controlled, non-affiliated investments	19	—	50	—

Total net realized gains (losses)	19	—	50	—

Net change in unrealized gains (losses):
Non-controlled, non-affiliated investments	(1,426)	164	(2,373)	164

Total net change in unrealized gains (losses)	(1,426)	164	(2,373)	164

Total realized and unrealized gains (losses)	(1,407)	164	(2,323)	164

Net Increase (Decrease) in Net Assets Resulting from Operations	$3,544	$(97)	$7,972	$(342)

Per Common Share Data:
Basic and diluted net investment income/(loss) per common share	$22.46	$(17.03)	$57.06	$(39.11)

Basic and diluted net increase/(decrease) in net assets resulting from operations per common share	$16.08	$(6.33)	$44.19	$(26.44)

Weighted Average Common Shares Outstanding—Basic and Diluted	220,422	15,327	180,413	12,936

The accompanying notes are an integral part of these consolidated financial statements.

COMMONWEALTH CREDIT PARTNERS BDC I, INC.

CONSOLIDATED STATEMENT OF CHANGE IN NET ASSETS

(amounts in thousands except share and per share data)

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended	For the Period January 15, 2021 (Inception Date) through
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Increase (Decrease) in Net Assets Resulting from Operations:
Net investment income (loss)	$4,951	$(261)	$10,295	$(506)
Net realized gains (losses) on investments	19	—	50	—
Net change in unrealized gains (losses) on investments	(1,426)	164	(2,373)	164

Net Increase (Decrease) in Net Assets Resulting from Operations	3,544	(97)	7,972	(342)

Decrease in Net Assets Resulting from Stockholder Distributions
Distributions from net investment income	(4,140)	—	(8,660)	—

Net Decrease in Net Assets Resulting from Stockholder Distributions	(4,140)	—	(8,660)	—

Increase in Net Assets Resulting from Capital Share Transactions
Issuance of common shares	25,000	49,999	85,001	50,000
Reinvestment of distributions	4,140	—	8,660	—

Net Increase in Net Assets Resulting from Capital Share Transactions	29,140	49,999	93,661	50,000

Total Increase (Decrease) in Net Assets	28,544	49,902	92,973	49,658
Net Assets, Beginning of Period	204,523	(244)	140,094	—

Net Assets, End of Period	$233,067	$49,658	$233,067	$49,658

The accompanying notes are an integral part of these consolidated financial statements.

COMMONWEALTH CREDIT PARTNERS BDC I, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

(amounts in thousands except share and per share data)

(Unaudited)

	For the Nine Months Ended September 30, 2022	For the Period January 15, 2021 (Inception Date) through September 30, 2021
Cash Flows from Operating Activities:
Net increase (decrease) in net assets resulting from operations	$7,972	$(342)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Net realized (gains)/losses on investments	(50)	—
Net change in unrealized (gains)/losses on investments	2,373	(164)
Net accretion of discount on investments	(580)	(8)
Purchases of portfolio investments	(176,617)	(44,435)
Amortization of deferred financing costs	25	—
Sales or repayments of portfolio investments	15,324	58
Increase/(decrease) in operating assets and liabilities:
(Increase)/decrease in interest and dividends receivable	(1,142)	(66)
(Increase)/decrease in prepaid expenses and other assets	87	(170)
Increase/(decrease) in management fees payable, net	486	66
Increase/(decrease) in interest payable	221	—
Increase/(decrease) in directors fee payable	2	22
Increase/(decrease) in accrued other general and administrative expenses	183	268

Net cash provided by (used in) operating activities	(151,716)	(44,771)

Cash Flows provided by (used in) Financing Activities:
Borrowings on credit facility	305,400	45,000
Payments on credit facility	(313,200)	—
Payments of debt issuance costs	—	(87)
Distributions paid in cash	—	—
Proceeds from issuance of common stock	85,001	50,000

Net cash provided by (used in) financing activities	77,201	94,913

Net increase (decrease) in cash and cash equivalents	(74,515)	50,142
Cash and cash equivalents, beginning of period	114,849	—

Cash and cash equivalents, end of period	$40,334	$50,142

Supplemental and Non-Cash Information:
Interest paid during the period	$1,368	$—
Reinvestment of distributions during the period	$8,660	$—

The accompanying notes are an integral part of these consolidated financial statements.

COMMONWEALTH CREDIT PARTNERS BDC I, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

AS OF SEPTEMBER 30, 2022

(amounts in thousands, except per share data)

(Unaudited)

Portfolio Company(3)(7)	Industry	Spread Above Index	Interest Rate	Maturity Date	Principal / Shares	Amortized Cost	Fair Value	Percentage of Net Assets (2)
Debt Investments
First Lien Senior Secured(5)
190 Octane Financing—Delayed Draw Loan (4)(8)(9)	Consumer Services	SOFR + 6.50% (1.00% floor)	9.75%	5/10/2027	$1,711	$1,663	$1,638	0.7%
190 Octane Financing—Revolving Credit Line (4)(8)(9)	Consumer Services	SOFR + 6.50% (1.00% floor)	9.75%	5/10/2027	—	(21)	(26)	0.0%
190 Octane Financing—Term Loan (9)	Consumer Services	SOFR + 6.50% (1.00% floor)	9.75%	5/10/2027	8,541	8,378	8,344	3.6%
Abea Acquisition, Inc.—Delayed Draw Loan	Consumer Services	L + 6.50% (1.00% floor)	9.64%	11/30/2026	1,517	1,493	1,516	0.7%
Abea Acquisition, Inc.—Term Loan	Consumer Services	L + 6.50% (1.00% floor)	9.64%	11/30/2026	12,087	11,905	12,087	5.2%
AccessOne Medcard, Inc.—Term Loan	Health Care Technology	L + 6.00% (0.50% floor)	9.14%	8/20/2026	13,035	12,851	13,009	5.6%
Aurora Solutions LLC—Delayed Draw Loan (4)(8)(9)	Diversified Financials	SOFR + 6.00% (0.75% floor)	9.14%	12/31/2027	3,319	3,248	3,165	1.4%
Aurora Solutions LLC—Revolving Credit Line (4)(8)(9)	Diversified Financials	SOFR + 6.00% (0.75% floor)	9.14%	12/31/2027	511	494	483	0.2%
Aurora Solutions LLC—Term Loan (9)	Diversified Financials	SOFR + 6.00% (0.75% floor)	9.14%	12/31/2027	9,526	9,398	9,317	4.0%
CreditAssociates, LLC—Revolving Credit Line (4)(8)	Diversified Financials	L + 7.00% (1.00% floor)	10.14%	3/29/2027	—	(18)	(32)	0.0%
CreditAssociates, LLC—Term Loan	Diversified Financials	L + 7.00% (1.00% floor)	10.14%	3/29/2027	23,044	22,667	22,422	9.6%
Kent Water Sports Holdings, LLC—Delayed Draw Loan	Consumer Durables & Apparel	L + 7.00% (1.00% floor)	10.75%	12/31/2025	16,164	15,945	15,598	6.7%
MerchantWise Solutions, LLC—Delayed Draw Loan (4)(8)(9)	Software & Services	SOFR + 6.00% (0.75% floor)	9.59%	6/1/2028	308	249	219	0.1%
MerchantWise Solutions, LLC—Revolving Credit Line (4)(8)(9)	Software & Services	SOFR + 6.00% (0.75% floor)	9.59%	6/1/2028	386	356	341	0.1%
MerchantWise Solutions, LLC—Term Loan (9)	Software & Services	SOFR + 6.00% (0.75% floor)	9.59%	6/1/2028	12,307	12,071	11,950	5.1%
Narcote, LLC—Revolving Credit Line (1)(4)(8)(9)	Industrials	SOFR + 7.00% (1.00% floor)	10.15%	3/30/2027	1,007	985	992	0.4%
Narcote, LLC—Term Loan (1)(9)	Industrials	SOFR + 7.00% (1.00% floor)	10.15%	3/30/2027	5,387	5,300	5,327	2.3%
Narcote, LLC—Term Loan (1)(9)	Industrials	SOFR + 7.00% (1.00% floor)	10.15%	3/30/2027	3,232	3,180	3,196	1.4%
Nuspire, LLC—Delayed Draw Loan (4)(8)(9)	Software & Services	SOFR + 5.75% (1.00% floor)	8.89%	5/25/2027	—	(41)	(123)	-0.1%
Nuspire, LLC—Revolving Credit Line (4)(8)(9)	Software & Services	SOFR + 5.75% (1.00% floor)	8.89%	5/25/2027	—	(16)	(25)	0.0%
Nuspire, LLC—Term Loan (9)	Software & Services	SOFR + 5.75% (1.00% floor)	8.89%	5/25/2027	7,018	6,884	6,821	2.9%
OneCare Media, LLC—Revolving Credit Line (4)(8)	Media	L + 6.50% (1.00% floor)	9.64%	9/29/2026	—	(33)	(33)	0.0%
OneCare Media, LLC—Term Loan A	Media	L + 6.50% (1.00% floor)	9.64%	9/29/2026	11,541	11,350	11,357	4.9%
OneCare Media, LLC—Term Loan B	Media	L + 6.50% (1.00% floor)	9.64%	9/29/2026	2,559	2,512	2,518	1.1%
OneCare Media, LLC—Term Loan C	Media	L + 6.50% (1.00% floor)	9.64%	9/29/2026	1,598	1,568	1,572	0.7%
Peak Technologies—Term Loan	Software & Services	SOFR + 6.25% (1.00% floor)	9.29%	7/22/2027	28,725	28,095	28,036	12.0%
PJW Ultimate Holdings LLC —Delayed Draw Term Loan (4)(8)	Consumer Services	L + 6.00% (1.00% floor)	9.14%	11/17/2026	3,579	3,509	3,498	1.5%
PJW Ultimate Holdings LLC —Revolving Credit Line (4)(8)	Consumer Services	L + 6.00% (1.00% floor)	9.14%	11/17/2026	214	179	173	0.1%
PJW Ultimate Holdings LLC —Term Loan	Consumer Services	L + 6.00% (1.00% floor)	9.14%	11/17/2026	10,536	10,357	10,336	4.4%
Raven Engineered Films, Inc.—Revolving Credit Line (4)(8)(9)	Industrials	SOFR + 7.00% (1.00% floor)	10.15%	4/29/2027	—	(69)	(87)	0.0%
Raven Engineered Films, Inc.—Term Loan (9)	Industrials	SOFR + 7.00% (1.00% floor)	10.15%	4/29/2027	22,337	21,918	21,824	9.4%
Rushmore Intermediate —Delayed Draw Loan (4)(8)	Health Care Equipment & Services	L + 7.00% (0.75% floor)	10.75%	11/1/2027	537	520	494	0.2%
Rushmore Intermediate —Revolving Credit Line (4)(8)	Health Care Equipment & Services	L + 7.00% (0.75% floor)	10.75%	11/1/2027	—	(23)	(43)	0.0%
Rushmore Intermediate —Term Loan	Health Care Equipment & Services	L + 7.00% (0.75% floor)	10.75%	11/1/2027	12,096	11,885	11,709	5.0%
S4T Holdings Corp. —Delayed Draw Loan (4)(8)(9)	Commercial & Professional Services	SOFR + 6.00% (1.00% floor)	9.15%	12/28/2026	—	(66)	(100)	0.0%
S4T Holdings Corp. —Term Loan (9)	Commercial & Professional Services	SOFR + 6.00% (1.00% floor)	9.15%	12/28/2026	26,087	25,634	25,748	11.0%
The Smilist Management, Inc.—Delayed Draw Loan A	Health Care Providers & Services	SOFR + 6.50% (1.00% floor)	9.54%	12/23/2025	2,743	2,708	2,674	1.1%
The Smilist Management, Inc.—Delayed Draw Loan B (4)(8)	Health Care Providers & Services	SOFR + 6.50% (1.00% floor)	9.54%	12/23/2025	5,321	5,248	5,175	2.2%
The Smilist Management, Inc.—Delayed Draw Loan c (4)(8)	Health Care Providers & Services	SOFR + 6.50% (1.00% floor)	9.54%	12/23/2025	—	(34)	(116)	0.0%
The Smilist Management, Inc.—Revolving Credit Line (4)(8)	Health Care Providers & Services	SOFR + 6.50% (1.00% floor)	9.54%	12/23/2025	—	(7)	(14)	0.0%
The Smilist Management, Inc.—Term Loan	Health Care Providers & Services	SOFR + 6.50% (1.00% floor)	9.54%	12/23/2025	4,959	4,896	4,835	2.1%
VardimanBlack Holdings LLC—Delayed Draw Loan (4)(8)(9)	Health Care Equipment & Services	SOFR + 7.00% (0.50% floor)	10.14%	3/18/2027	6,819	6,726	6,720	2.9%
VardimanBlack Holdings LLC—Delayed Draw Loan 1st Amend (4)(8)(9)	Health Care Equipment & Services	SOFR + 7.00% (0.50% floor)	10.14%	3/18/2027	7,159	7,038	7,079	3.0%
VardimanBlack Holdings LLC—Term Loan (9)	Health Care Equipment & Services	SOFR + 7.00% (0.50% floor)	10.14%	3/18/2027	8,208	8,130	8,125	3.5%
Whitestone Home Furnishings, LLC—Term Loan	Consumer Durables & Apparel	L + 6.00% (1.00% floor)	9.14%	8/20/2026	15,458	15,206	14,437	6.2%
Wilnat, Inc.—Revolving Credit Line (4)(8)	Capital Goods	L + 6.00% (1.00% floor)	9.14%	12/29/2026	62	40	62	0.0%
Wilnat, Inc.—Term Loan	Capital Goods	L + 6.00% (1.00% floor)	9.14%	12/29/2026	12,253	12,037	12,253	5.3%

Total First Lien Senior Secured					301,891	296,296	294,451	126.5%

Total Debt Investments					301,891	296,296	294,451	126.5%

Equity Investments
Preferred Equity
Aurora Solutions LLC—Class B Units (6)	Diversified Financials	NA	NA	NA	857,787	$873	$657	0.3%
TVG OCM III (FT) Blocker, LLC—Class B Units (6)	Media	NA	NA	NA	706	706	909	0.4%

Total Preferred Equity						1,579	1,566	0.7%

Common Equity
190 Octane Financing LLC Equity (6)(10)	Consumer Services	NA	NA	NA	223,551	$377	$377	0.2%
Rushmore Lender Co-Invest Blocker, LLC—Common Stock (6)	Health Care Equipment & Services	NA	NA	NA	537,606	538	489	0.2%
Sea-K Investors, LLC—Class A Units (6)(10)	Consumer Durables & Apparel	NA	NA	NA	731,536	732	724	0.3%
Vistria ESS Holdings, LLC—Equity (6)	Commercial & Professional Services	NA	NA	NA	326	326	418	0.2%

Total Common Equity						1,973	2,008	0.9%

Total Equity Investments						3,552	3,574	1.6%

Total Investments						299,848	298,025	128.1%

Liabilities in Excess of Other Assets							(64,958)	-28.1%

Net Assets							233,067	100.0%

(1)

The Company deemed this asset to be a “non-qualifying asset” under Section 55(a) of the Investment Company Act of 1940, as amended. Qualifying assets must represent at least 70.0% of the Company’s total assets at the time of acquisition of any additional non-qualifying assets. As of September 30, 2022, 2.80% of the Company’s total assets are represented by investments at fair value that are considered non-qualifying assets.

(2)	Percentages are based on net assets as of September 30, 2022.
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

(5)

The majority of the investments bear interest at a rate that may be determined by reference to London Interbank Offered Rate (“LIBOR” or “L”) or Secured Overnight Financing Rate (“SOFR”) and which reset monthly, quarterly, semiannually, or annually. For each, the Company has provided the spread over the reference rate and the current interest rate in effect at the reporting date. As of September 30, 2022, the reference rates for the Company’s variable rate loans were the 1 mo. LIBOR at 3.14%, the 3 mo. LIBOR at 3.75%, the 1 mo. SOFR at 3.04%, and the 3 mo. SOFR at 3.59%. Certain investments are subject to an interest rate floor. For fixed rate loans, a spread above a reference rate is not applicable.

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

(10)	Ownership of this investment is through a wholly-owned and consolidated subsidiary.

The following table shows the portfolio composition by industry grouping based on fair value at September 30, 2022:

	At September 30, 2022
Industry	Investments at Fair Value	Percentage of Total Portfolio
Software & Services	$47,219	15.8%
Consumer Services	37,943	12.7
Diversified Financials	36,012	12.1
Health Care Equipment & Services	34,573	11.6
Industrials	31,252	10.5
Consumer Durables & Apparel	30,759	10.3
Commercial & Professional Services	26,066	8.8
Media	16,323	5.5
Health Care Technology	13,009	4.4
Health Care Providers & Services	12,554	4.2
Capital Goods	12,315	4.1

	$298,025	100.0%

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

September 30, 2022

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

The Company has established CCP BDC Blocker I, LLC, and CCP BDC Blocker II, LLC, wholly-owned direct subsidiaries. These subsidiaries allow the Company to hold equity securities of portfolio companies organized as a pass-through entity while continuing to satisfy the requirements of a RIC under the Code.

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

Note 2—Summary of Significant Accounting Policies

Basis of Presentation

The Company’s consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the U.S. (“GAAP”). The Company is an investment company following accounting and reporting guidance in Accounting Standards Codification Topic 946, Financial Services—Investment Companies (“ASC 946”). The Company consolidates its wholly-owned direct subsidiaries, CCP BDC Blocker I, LLC, CCP BDC Blocker II, LLC, and CCP BDC California LLC.

The Company’s consolidated financial statements reflect all adjustments and reclassifications which, in the opinion of management, are necessary for the fair presentation of the results of operations and financial condition for the periods presented. All intercompany transactions have been eliminated. Revenues are recognized when earned and expenses when incurred. The financial results of the Company’s portfolio investments are not consolidated in the financial statements.

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

Valuation of Portfolio Investments

The Investment Adviser applies fair value accounting in accordance with GAAP. Fair value is the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Investments are reflected on the Company’s Consolidated Statement of Assets and Liabilities at fair value, with changes in unrealized gains and losses resulting from changes in fair value reflected in the Company’s Consolidated Statement of Operations as “Net change in unrealized gains (losses) of investments” and realizations of portfolio investments reflected in the Company’s Consolidated Statements of Operations as “Net realized gains (losses) on investments”.

The Investment Adviser values the Company’s portfolio investments on a quarterly basis, or more frequently if required under the 1940 Act. For purposes of the 1940 Act, the Company’s board of directors (“Board”) has designated the Investment Adviser as the Company’s “valuation designee” under Rule 2a-5 under the 1940 Act. The Board provides oversight of the Investment Adviser’s fair value determinations of the Company’s portfolio investments on a quarterly basis in good faith, including investments that are not publicly traded and those whose market prices are not readily available. Security transactions are accounted for on a trade date basis.

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

For all valuations, the Valuation Committee of the Board, which consists solely of directors who are not “interested persons” of the Company, as such term is used under the 1940 Act (the “Independent Directors”), will review these preliminary valuations and the Board, a majority of whom are Independent Directors, will discuss the Investment Adviser’s valuations; provided, however, that to the extent the Company’s assets are treated as “plan assets” for purposes of ERISA, the Valuation Agent will determine valuations using only those valuation methodologies reviewed and approved by the Valuation Committee and the Board, and, absent manifest error, the Board will accept such valuations prepared by the Valuation Agent in accordance therewith.

Investment Classification

The Company classifies its investments in accordance with the requirements of the 1940 Act. Under the 1940 Act, “Control” is defined as the power to exercise a controlling influence over the management or policies of a company, unless such power is solely the result of an official position with such company. In addition, in accordance with Section 2(a)(9) of the 1940 Act, any person who owns beneficially, either directly or through one or more controlled companies, more than 25% of the voting securities of a company shall be presumed to control such company. Any person who does not so own more than 25% of the voting securities of any company shall be presumed not to control such company. Any person who does not so own more than 25% of the voting securities of any company and/or does not have the power to exercise control over the management or policies of such portfolio company shall be presumed not to control such company. Consistent with the 1940 Act, “Affiliated Investments” are defined as those investments in companies in which the Company owns 5% or more of the voting securities. Consistent with the 1940 Act, “Non-affiliated Investments” are defined as investments that are neither Control Investments nor Affiliated Investments. As of September 30, 2022 and as of December 31, 2021, the Company did not “control” and was not an “affiliated person” of any of its portfolio companies, each as defined in the 1940 Act.

Cash and Cash Equivalents

Cash and cash equivalents include cash held in banks and short-term, liquid investments in a money market deposit account. Cash and cash equivalents are carried at cost which approximates fair value. The Company deposits at financial institutions for its cash and cash equivalents may exceed FDIC insured limits under applicable law.

The Company considers all highly liquid investments with a maturity of three months or less, when acquired, to be cash equivalents. As of September 30, 2022, the Company held cash and cash equivalents in the form of money market fund shares held in First American Government Obligations Fund with a fair value of $37.1 million representing 15.9% of the Company’s net assets. As of December 31, 2021, the Company did not hold any money market fund shares. Cash equivalents in the form of money market fund shares are valued at their reported net asset value (generally $1 per share) on the measurement date, and are categorized within Level 1 of the fair value hierarchy under ASC 820, as inputs in the valuation are observable.

Organizational Expenses and Offering Costs

Organizational expenses consist of costs incurred to establish the Company and enable it legally to do business. Organization costs are expensed as incurred. Offering costs consist of costs incurred in connection with the offering of Common Stock of the Company. Offering costs are capitalized as a deferred charge and amortized to expense on a straight-line basis over 12 months from the inception date. Offering costs incurred for the three and nine months ended September 30, 2022 were $0.01 million and $0.09 million, respectively. The Company incurred $0.04 million of offering costs for both the three months ended September 30, 2021 and for the period from January 15, 2021 (Inception Date) through September 30, 2021. As of September 30, 2022 and December 31, 2021, offering costs deferred were $0.00 million and $0.09 million respectively, and are recorded in prepaid expenses and other assets on the Consolidated Statement of Assets and Liabilities.

The Company will bear the organizational expenses and offering costs incurred in connection with the formation of the Company and the offering of shares of its Common Stock, including the out-of-pocket expenses of the Investment Adviser and its agents and affiliates. In addition, the Company will reimburse the Investment Adviser for the organizational expenses and offering costs it incurs on the Company’s behalf. For the period from January 15, 2021 (Inception Date) through September 30, 2022, the Company has incurred $0.48 million of organizational costs. If actual organizational expenses and offering costs incurred exceed $0.75 million, the Investment Adviser or its affiliate bear the excess costs.

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

Recent Accounting Standards Update

In March 2020, the Financial Accounting Standards Board issued Accounting Standards Update No. 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting” (“ASU 2020-04”). The amendments in ASU 2020-04 provide optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The standard is effective as of March 12, 2020 through December 31, 2022. Management is currently evaluating the impact of the optional guidance on the Company’s consolidated financial statements and disclosures and has not adopted its optional expedients and exceptions.

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

The following table presents fair value measurements of investments, by major class, as of September 30, 2022, according to the fair value hierarchy:

	Fair Value Measurements
	Level 1	Level 2	Level 3	Totals
First Lien Senior Secured	$—	$—	$294,451	$294,451
Equity	—	—	3,574	3,574

Total	$—	$—	$298,025	$298,025

The following table presents fair value measurements of investments, by major class, as of December 31, 2021, according to the fair value hierarchy:

	Fair Value Measurements
	Level 1	Level 2	Level 3	Totals
First Lien Senior Secured	$—	$—	$135,926	$135,926
Equity	—	—	2,549	2,549

Total	$—	$—	$138,475	$138,475

The following table provides a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the nine months ended September 30, 2022:

	First Lien Senior Secured	Equity	Total
Balance as of December 31, 2021	$135,926	$2,549	$138,475
Purchases and other adjustments to cost	175,367	1,250	176,617
Sales and repayments	(15,324)	—	(15,324)
Net realized gain/(loss) on investments	50	—	50
Net change in unrealized gain/(loss) on investments	(2,148)	(225)	(2,373)
Net accretion of discount on investments	580	—	580

Balance as of September 30, 2022	$294,451	$3,574	$298,025

Net change in unrealized gain/loss for the period relating to those Level 3 assets that were still held by the Company at the end of the period:	$(2,148)	$(225)	$(2,373)

The following table provides a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the three months ended September 30, 2021 and the period from January 15, 2021 (Inception Date) through September 30, 2021:

	First Lien Senior Secured	Equity	Total
Balance as of January 15, 2021 (Inception Date)	$—	$—	$—
Purchases and other adjustments to cost	43,670	765	44,435
Sales and repayments	(58)	—	(58)
Net realized gain/(loss) on investments	—	—	—
Net change in unrealized gain/(loss) on investments	164	—	164
Net accretion of discount on investments	8	—	8

Balance as of September 30, 2021	$43,784	$765	$44,459

Net change in unrealized gain/loss for the period relating to those Level 3 assets that were still held by the Company at the end of the period:	$164	$—	$164

Purchases represent the acquisition of new investments at cost. Sales and repayments represent principal payments received during the period.

Significant Unobservable Inputs

The following table summarizes the significant unobservable inputs used to value Level 3 investments as of September 30, 2022. The table is not intended to be all-inclusive, but instead identifies the significant unobservable inputs relevant to the determination of fair values.

Asset Category	Fair Value	Primary Valuation Technique	Unobservable Inputs	Selected Input Range		Weighted Average (a)
				Minimum	Maximum
First Lien Senior Secured	$294,451	Discounted Cash Flow	Discount Rate	9.0%	15.5%	11.2%
Equity	489	Market Comparables	Revenue Multiple	2.8x	3.0x	2.9x
Equity	3,085	Market Comparables	EBITDA Multiple	7.0x	17.5x	10.8x

Total	$298,025

(a)	Weighted averages are calculated based on fair value of investments.

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

There were no significant changes in valuation approach or technique as of September 30, 2022 and December 31, 2021.

Level 3 inputs to the valuation methodology are unobservable and significant to overall fair value measurement. The inputs into the determination of fair value require significant management judgment or estimation. Financial instruments that are included in this category include investments in privately held entities where the fair value is based on unobservable inputs.

The income and market approaches were used in the determination of fair value of certain Level 3 assets as of September 30, 2022 and December 31, 2021. The significant unobservable inputs used in the income approach are the discount rate or market yield used to discount the estimated future cash flows expected to be received from the underlying investment, which include both future principal and interest payments and any other end of term fees, as applicable. Included in the consideration and selection of discount rates are factors such as risk of default, interest rate risk, and changes in credit quality. The significant unobservable inputs used in the market approach are based on market comparable transactions and market multiples of publicly traded comparable companies. Increases or decreases in the valuation multiples in isolation may result in higher or lower fair value measurement, respectively, and increases or decreases in the discount rate in isolation may result in lower or higher fair value measurement, respectively.

As of September 30, 2022 and December 31, 2021, the Company had no portfolio companies on non-accrual status. Refer to Note 2 -Summary of Significant Accounting Policies—for additional details regarding the Company’s non-accrual policy.

For discussion of the fair value measurement of the Company’s borrowings, refer to Note 5—Borrowings.

Note 4—Related Party Transactions

Investment Advisory Agreement

The Company entered into an investment advisory and management agreement (the “Investment Advisory Agreement”) with the Investment Adviser in which the Investment Adviser, subject to the overall supervision of the Company’s Board, manages the day-to-day operations of, and provides investment advisory services to the Company.

Pursuant to the Investment Advisory Agreement with the Investment Adviser, the Company pays the Investment Adviser a fee for its services under the Investment Advisory Agreement consisting of an annual base management fee (“Management Fee”) and an incentive management fee (the “Incentive Fee”), each payable quarterly, in the manner set forth below.

Operating Advisory Group, LLC (“OAG”), is a consulting firm that exclusively provides management consulting services, substantially all of which are provided to portfolio companies of Comvest Partners’ affiliated funds investing in a control equity strategy. The Company also engages OAG to provide assistance with certain discrete diligence and other matters in connection with the Company’s investing activities. For the three and nine months ended September 30, 2022, OAG charged $0 and $0, respectively, for due diligence services which were paid by portfolio companies of the Company. While neither the Company nor any of its affiliates or personnel own or share in any portion of the economics received by OAG, an affiliate of the Investment Adviser has been granted an option to acquire the shares of OAG’s parent company at a nominal value.

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

For the three and nine months ended September 30, 2022, the Company incurred $0.76 million and $1.86 million, respectively, in Management Fees under the Investment Advisory Agreement. For both the three months ended September 30, 2021, and the period January 15, 2021 (Inception Date) to September 30, 2021, the Company incurred $0.10 million in Management Fees under the Investment Advisory Agreement.

The Investment Adviser has chosen to voluntarily waive $0.03 million and $0.12 million of management fees earned in accordance with the Investment Advisory Agreement for the three and nine months ended September 30, 2022, respectively. The Investment Adviser chose to voluntarily waive $0.04 million of management fees earned in accordance with the Investment Advisory Agreement for the three months ended September 30, 2021 and the period from January 15, 2021 (Inception date) through September 30, 2021. Any fees waived under the Investment Advisory Agreement are not subject to reimbursement to the Investment Adviser.

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

For the three and nine months ended September 30, 2022, there was no incentive fee earned and thus no amounts have been accrued.

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

The Administrator has hired a third-party sub-administrator to assist with the provision of administration services. For the three months ended September 30, 2022, the Company incurred $0.05 million in administrative service fees under the Administration Agreement, payable to the sub-administrator. For the nine months ended September 30, 2022, the Company incurred $0.13 million in administrative service fees under the Administration Agreement, payable to the sub-administrator. For both the three months ended September 30, 2021 and the period January 15, 2021 (Inception Date) through September 30, 2021, the Company incurred $0.04 million in administrative service fees under the Administration Agreement, payable to the sub-administrator. Administration service fees are included in other general and administrative expenses on the Statements of Operations.

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

The weighted average annualized interest cost for all borrowings for the three and nine months ended September 30, 2022 was 5.11% and 4.28%, respectively. The average daily debt outstanding for the three and nine months ended September 30, 2022 was $70.6 million and $46.1 million, respectively. The maximum debt outstanding for the three and nine months ended September 30, 2022 was $105.2 million and $122.0 million, respectively. There were no borrowings under the credit facility from August 11, 2021, through September 30, 2021

The following table represents borrowings as of September 30, 2022:

	Total Aggregate Borrowing Capacity	Total Principal Outstanding	Less Deferred Financing Costs	Amount per Statements of Assets and Liabilities
Goldman Credit Facility	$130,000	$105,200	$91	$105,109

Total	$130,000	$105,200	$91	$105,109

The following table represents borrowings as of December 31, 2021:

	Total Aggregate Borrowing Capacity	Total Principal Outstanding	Less Deferred Financing Costs	Amount per Statements of Assets and Liabilities
Goldman Credit Facility	$130,000	$113,000	$116	$112,884

Total	$130,000	$113,000	$116	$112,884

The following table represents interest and debt fees for the three months ended September 30, 2022:

	For the three months ended September 30, 2022
	Interest Rate(2)	Interest Expense	Deferred Financing Costs(1)	Other Fees(1)
Goldman Credit Facility	SOFR + 0.11448% + 2.70%	$894	$8	$32

Total		$894	$8	$32

(1)	Amortization of deferred financing costs and other fees are included in interest expense on the consolidated statement of operations.
(2)	As of September 30, 2022, the 1-month SOFR rate was 3.04%.

The following table represents interest and debt fees for the nine months ended September 30, 2022:

	For the nine months ended September 30, 2022
	Interest Rate(2)	Interest Expense	Deferred Financing Costs(1)	Other Fees(1)
Goldman Credit Facility	SOFR + 0.11448% + 2.70%	$1,467	$25	$97

Total		$1,467	$25	$97

(1)	Amortization of deferred financing costs and other fees are included in interest expense on the consolidated statement of operations.
(2)	As of September 30, 2022, the 1-month SOFR rate was 3.04%.

The following table represents interest and debt fees for the three months ended September 30, 2021 and the period January 15, 2021 (Inception Date) through September 30, 2021:

	Interest Rate(2)	Interest Expense	Deferred Financing Costs(1)	Other Fees(1)
Goldman Credit Facility	L+2.70%	$7	$—	$—

Total		$7	$—	$—

(1)	Amortization of deferred financing costs.
(2)	As of September 30, 2021, the 1-month LIBOR rate was 0.08%.

At September 30, 2022 and December 31, 2021, the carrying amount of the Company’s secured borrowings approximated their fair value in accordance with ASC 820. As of September 30, 2022 and December 31, 2021, the Company’s borrowings would be deemed to be Level 3, as defined in Note 3—Fair Value of Financial Instruments.

Note 6—Commitments and Contingencies

Commitments

In the ordinary course of business, the Company may enter into future funding commitments. As of September 30, 2022, the Company had unfunded commitments on delayed draw term loans and revolving credit lines of $46.9 million. As of December 31, 2021, the Company had unfunded commitments on delayed draw term loans and revolving credit lines of $31.9 million. The Company maintains sufficient cash on hand, unfunded Capital Commitments, and available borrowings from the Goldman Credit Facility to fund such unfunded commitments.

As of September 30, 2022, the Company’s unfunded commitments consisted of the following:

Portfolio Company Name	Investment Type	Commitment Type	Unfunded Commitments
190 Octane Financing	First Lien Senior Secured	Delayed Draw Loan	$1,427
190 Octane Financing	First Lien Senior Secured	Revolving Credit Line	1,142
Aurora Solutions LLC	First Lien Senior Secured	Delayed Draw Loan	3,702
Aurora Solutions LLC	First Lien Senior Secured	Revolving Credit Line	766
CreditAssociates, LLC	First Lien Senior Secured	Revolving Credit Line	1,167
MerchantWise Solutions, LLC	First Lien Senior Secured	Delayed Draw Loan	2,776
MerchantWise Solutions, LLC	First Lien Senior Secured	Revolving Credit Line	1,157
Narcote, LLC	First Lien Senior Secured	Revolving Credit Line	354
Nuspire, LLC	First Lien Senior Secured	Delayed Draw Loan	4,397
Nuspire, LLC	First Lien Senior Secured	Revolving Credit Line	879
OneCare Media, LLC	First Lien Senior Secured	Revolving Credit Line	2,056
PJW Ultimate Holdings LLC	First Lien Senior Secured	Delayed Draw Loan	682
PJW Ultimate Holdings LLC	First Lien Senior Secured	Revolving Credit Line	1,925
Raven Engineered Films, Inc.	First Lien Senior Secured	Revolving Credit Line	3,770
Rushmore Intermediate	First Lien Senior Secured	Delayed Draw Loan	807
Rushmore Intermediate	First Lien Senior Secured	Revolving Credit Line	1,344
S4T Holdings Corp.	First Lien Senior Secured	Delayed Draw Loan	7,731
The Smilist Management, Inc.	First Lien Senior Secured	Delayed Draw Loan—B	521
The Smilist Management, Inc.	First Lien Senior Secured	Delayed Draw Loan—C	4,628
The Smilist Management, Inc.	First Lien Senior Secured	Revolving Credit Line	549
VardimanBlack Holdings LLC	First Lien Senior Secured	Delayed Draw Loan	3,070
VardimanBlack Holdings LLC	First Lien Senior Secured	Delayed Draw Loan	898
Wilnat, Inc.	First Lien Senior Secured	Revolving Credit Line	1,173

Total			$46,921

As of December 31, 2021, the Company’s unfunded commitments consisted of the following:

Portfolio Company Name	Investment Type	Commitment Type	Unfunded Commitments
Abea Acquisition, Inc.	First Lien Senior	Delayed Draw Loan	$1,522
Aurora Solutions LLC	First Lien Senior	Delayed Draw Loan	7,021
Aurora Solutions LLC	First Lien Senior	Revolving Credit Line	894
Kent Water Sport Holdings, LLC	First Lien Senior	Delayed Draw Loan	3,530
OneCare Media. LLC	First Lien Senior	Revolving Credit Line	2,056
PJW Ultimate Holdings, LLC	First Lien Senior	Delayed Draw Credit Line	4,279
PJW Ultimate Holdings, LLC	First Lien Senior	Revolving Credit Line	1,284
Rushmore Intermediate, LLC	First Lien Senior	Delayed Draw Loan	1,344
Rushmore Intermediate, LLC	First Lien Senior	Revolving Credit Line	1,344
S4T Holdings Corp.	First Lien Senior	Delayed Draw Loan	7,730
Wilnat, Inc.	First Lien Senior	Revolving Credit Line	864

Total			$31,868

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

Note 7—Capital

Investor Commitments

As of September 30, 2022, the Company had $656.6 million, in Capital Commitments, of which $431.6 million, were unfunded. As of December 31, 2021, the Company had $656.6 million, in Capital Commitments, of which $516.6 million, were unfunded.

Capital Drawdowns

The following table summarizes the total shares issued and proceeds related to capital drawdowns for the three and nine months ended September 30, 2022 (dollars in thousands):

Share Issue Date	Shares Issued	Net Proceeds Received
May 6, 2022	59,892	$60,000
August 6, 2022	25,062	$25,000

Total Shares Issued	84,954	$85,000

As of September 30, 2022 and December 31, 2021, 2,344 and 1,407, respectively, of the Company’s Shares were owned by Comvest Group Holdings SPV II LLC, a wholly owned subsidiary of an affiliate of Comvest Partners.

The following table summarizes the total shares issued and proceeds related to capital drawdowns for the three and nine months ended September 30, 2021 (dollars in thousands):

Share Issue Date	Shares Issued	Net Proceeds Received
June 14, 2021	1	$1
August 17, 2021	29,999	$29,999
September 28, 2021	20,000	$20,000

Total Shares Issued	50,000	$50,000

Distributions and Dividends

Distributions declared for the three and nine months ending September 30, 2022 totaled approximately $4.14 million and $8.66 million, respectively. No distributions were declared over the three months ending September 30, 2021 and for the period January 15, 2021 (Inception Date) through September 30, 2021.

The following table reflects distributions declared, per share that have been declared by our Board for the nine months ended September 30, 2022:

Date Declared	Record Date	Payment Date	Per Share Amount
March 28, 2022	March 28, 2022	March 29, 2022	$12.00
June 27, 2022	June 27, 2022	June 28, 2022	$14.00
September 27, 2022	September 27, 2022	September 28, 2022	$18.00

Distributions to the Company’s stockholders are recorded on the record date as set by the Company’s Board. The Company intends to make distributions to its stockholders that will be sufficient to enable the Company to qualify and maintain its status as a RIC. The Company intends to distribute approximately all of its net investment income on a quarterly basis and substantially all of its taxable income on an annual basis, except that the Company may retain certain net capital gains for reinvestment.

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

Note 8—Net Assets

The Company commenced investment operations on August 17, 2021.

The following table reflects the net assets activity for the three months ended September 30, 2021:

	Common stock-shares	Common stock-par	Additional paid in capital	Total distributable earnings (accumulated deficit)	Total net assets
Balance as of June 30, 2021	1	$—	$1	$(245)	$(244)
Issuance of common stock, net of issuance costs	49,999	—	49,999	—	49,999
Net investment income (loss)	—	—	—	(261)	(261)
Net realized gain (loss) from investment transactions	—	—	—	—	—
Net change in unrealized gain (loss) on investments	—	—	—	164	164

Balance as of September 30, 2021	50,000	$—	$50,000	$(342)	$49,658

The following table reflects the net assets activity for period January 15, 2021 (Inception Date) to September 30, 2021:

	Common stock-shares	Common stock-par	Additional paid in capital	Total distributable earnings (accumulated deficit)	Total net assets
Balance as of January 15, 2021 (Inception Date)	—	$—	$—	$—	$—
Issuance of common stock, net of issuance costs	50,000	—	50,000	—	50,000
Net investment income (loss)	—	—	—	(506)	(506)
Net realized gain (loss) from investment transactions	—	—	—	—	—
Net change in unrealized gain (loss) on investments	—	—	—	164	164

Balance as of September 30, 2021	50,000	$—	$50,000	$(342)	$49,658

The following table reflects the net assets activity for the three months ended September 30, 2022:

	Common stock-shares	Common stock-par	Additional paid in capital	Total distributable earnings (accumulated deficit)	Total net assets
Balance as of June 30, 2022	205,032	$—	$204,467	$56	$204,523
Issuance of common stock, net of issuance costs	29,214	—	29,143	—	29,143
Distributions to stockholders	—	—	—	(4,142)	(4,142)
Net investment income (loss)	—	—	—	4,951	4,951
Net realized gain (loss) from investment transactions	—	—	—	18	18
Net change in unrealized gain (loss) on investments	—	—	—	(1,426)	(1,426)

Balance as of September 30, 2022	234,246	$—	$233,610	$(543)	$233,067

The following table reflects the net assets activity for the nine months ended September 30, 2022:

	Common stock-shares	Common stock-par	Additional paid in capital	Total distributable earnings (accumulated deficit)	Total net assets
Balance as of December 31, 2021	140,620	$—	$139,949	$145	$140,094
Issuance of common stock, net of issuance costs	93,626	—	93,661	—	93,661
Distributions to stockholders	—	—	—	(8,660)	(8,660)
Net investment income (loss)	—	—	—	10,295	10,295
Net realized gain (loss) from investment transactions	—	—	—	50	50
Net change in unrealized gain (loss) on investments	—	—	—	(2,373)	(2,373)

Balance as of September 30, 2022	234,246	$—	$233,610	$(543)	$233,067

Note 9—Earnings Per Share

Basic earnings per share is computed by dividing earnings available to common stockholders by the weighted average number of shares outstanding during the period. Other potentially dilutive shares, and the related impact to earnings, are considered when calculating earnings per share on a diluted basis. The following information sets forth the computation of the weighted average basic and diluted net decrease in net assets per share resulting from operations for the three and nine months ended September 30, 2022, as well as the three months ended September 30, 2021 and the period from January 15, 2021 (inception date) through September 30, 2021.

	For the Three Months Ended		For the Nine Months Ended	For the Period January 15, 2021 (Inception Date) through
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Net increase (decrease) in net assets resulting from operations	$3,544	$(97)	$7,972	$(342)
Weighted average shares of common stock outstanding—basic and diluted	220,422	15,327	180,413	12,936
Earnings (loss) per share of common stock—basic and diluted	$16.08	$(6.33)	$44.19	$(26.44)

Note 10—Financial Highlights

The following is a schedule of financial highlights for the nine months ended September 30, 2022 and for the period January 15, 2021 (Inception Date) through September 30, 2021:

	For the Nine Months Ended	For the Period January 15, 2021 (Inception Date) through
	September 30, 2022	September 30, 2021
Per Common Share Operating Performance
Net Asset Value, Beginning of Period	$996.26	$1,000.00

Results of Operations: (1)
Net Investment Income (Loss)	57.06	(39.11)
Net Realized and Unrealized Gain (Loss) on Investments	(14.35)	32.27

Net Increase (Decrease) in Net Assets Resulting from Operations	42.71	(6.84)

Distributions to Common Stockholders
Distributions from Net Investment Income	(44.00)	—

Net Decrease in Net Assets Resulting from Distributions	(44.00)	—

Net Asset Value, End of Period	$994.97	$993.16

Shares Outstanding, End of Period	234,246	50,000
Total Return(3)	4.34%	(0.68%)
Net assets, End of Period	$233,067	$49,658

Ratio/Supplemental Data
Weighted-average shares outstanding	180,413	12,936
Ratio of net investment income (loss) to average net assets without waiver(2)	7.55%	(4.38%)
Ratio of net investment income (loss) to average net assets with waiver(2)	7.64%	(3.98%)
Ratio of total expenses to average net assets without waiver(2)(5)	3.35%	7.20%
Ratio of total expenses to average net assets with waiver(2)(5)	3.26%	6.80%
Asset Coverage Ratio (6)	322%	211%
Portfolio turnover rate (4)	6.94%	0.13%

(1)	The per common share data was derived by using weighted average shares outstanding.
(2)	Ratios, excluding nonrecurring expenses, such as organization and offering costs, are annualized.
(3)

Total return is calculated assuming a purchase of shares of common stock at the current net asset value on the first day and a sale at the current net asset value on the last day of the period reported.

(4)	Portfolio turnover rate is calculated using the lesser of year-to-date purchases or sales over the average of the invested assets at fair value. Portfolio turnover rate is not annualized.
(5)	Ratio of total expenses to average net assets is calculated using total operating expenses over average net assets.
(6)	Asset coverage ratio is presented as of September 30, 2022 and as of September 30, 2021.

Note 11—Subsequent Events

The Company has evaluated subsequent events through the filing of this Form 10-Q and has determined that there have been no subsequent events that require recognition or disclosure in these consolidated financial statements except for the following:

Issuance of Common Stock

On October 19, 2022, the Company issued and sold 30,152 shares of its common stock at an aggregate purchase price of $30 million. The issuance of the shares of common stock was exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(a)(2) and Rule 506(b) of Regulation D thereof.

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

•	the Company’s business prospects and the prospects of the Company’s prospective portfolio companies;

•	the impact of increased competition;

•	the Company’s contractual arrangements and relationships with third parties;

•	the dependence of the Company’s future success on the general economy and its impact on the industries in which the Company invests;

•	the ability of the Company’s prospective portfolio companies to achieve their objectives;

•	the relative and absolute performance of the Investment Adviser;

•	the ability of the Investment Adviser and its affiliates to retain talented professionals;

•	the Company’s expected financings and investments;

•	the Company’s ability to pay dividends or make distributions;

•	the adequacy of the Company’s cash resources;

•	risks associated with possible disruptions due to terrorism in the Company’s operations or the economy generally;

•	the impact of future acquisitions and divestitures;

•	the Company’s regulatory structure and tax status as a BDC and a regulated investment company (a “RIC”);

•	future changes in laws or regulations and conditions in the Company’s operating areas; and

•

turmoil in Ukraine and Russia, including sanctions related to such turmoil, and the potential for volatility in energy prices and other supply chain issues and any impact on the industries in which we invest.

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

Portfolio and Investment Activity

During the nine months ended September 30, 2022, we made $182.0 million of new investments portfolio companies and had $20.7 million in aggregate amount of sales and repayments, resulting in net investments of $161.3 million for the period. The total portfolio of debt investments at fair value consisted of 100% bearing variable interest rates and 0% bearing fixed interest rates.

Our portfolio composition, based on fair value at September 30, 2022 was as follows:

	September 30, 2022
	Percentage of Total Portfolio	Weighted Average Current Yield for Total Portfolio
First Lien Senior Secured	98.8%	9.7%
Equity	1.2%	0.0

Total	100.0%	9.7%

Our portfolio composition, based on fair value at December 31, 2021 was as follows:

	December 31, 2021
	Percentage of Total Portfolio	Weighted Average Current Yield for Total Portfolio
First Lien Senior Secured	98.2%	7.2%
Equity	1.8	0

Total	100.0%	7.2%

The following table shows the asset mix of our new investment fundings for the nine months ended September 30, 2022:

	Fair Value (In thousands)	Percentage
First Lien Senior Secured	$175,367	99.3%
Equity	1,250	0.7%

Total	$176,617	100.0%

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

The weighted average risk rating of our investments based on fair value was 2.0 as of September 30, 2022. As of September 30, 2022, the Company had no portfolio companies on non-accrual status. Refer to Note 2—Summary of Significant Accounting Policies—for additional details regarding the Company’s non-accrual policy.

As of September 30, 2022
Internal Performance Rating	Investments at Fair Value (In thousands)	Percentage of Total Investments
6	$—	—
5	—	—
4	—	—
3	—	—
2	298,025	100.0
1	—	—

Total	$298,025	100.0%

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

The following tables shows the weighted average rate, spread over the reference rate of floating rate and fees of investments originated and the weighted average rate of sales and payoffs of portfolio companies during the three and nine months ended September 30, 2022.

	For the Three Months Ended September 30, 2022	For the Nine months Ended September 30, 2022
Weighted average rate of new investment fundings	9.55%	9.79%
Weighted average spread over Reference Rate of new floating rate investment fundings	6.48%	6.63%
Weighted average fees of new investment fundings	1.88%	1.75%
Weighted average rate of sales and payoffs of portfolio investments	9.34%	8.85%

RESULTS OF OPERATIONS

Our operating results for the three and nine months ended September 30, 2022 (dollars in thousands):

	For the Three Months Ended September 30, 2022	For the Nine Months Ended September 30, 2022
Total investment income	$6,924	$14,692
Less: Net expenses	1,973	4,397

Net investment income (loss)	4,951	10,295
Net realized gains (losses)	19	50
Net change in unrealized gains (losses)	(1,426)	(2,373)

Net increase (decrease) in net assets resulting from operations	$3,544	$7,972

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

Investment Income

Investment income for the three and nine months ended September 30, 2022 was driven by our deployment of capital and an increasing invested balance. The composition of our investment income for the three and nine months ended September 30, 2022 was as follows (dollars in thousands):

	For the Three Months Ended September 30, 2022	For the Nine Months Ended September 30, 2022
Interest from investments	$6,824	$14,437
Fee income	100	255

Total investment income	$6,924	$14,692

The composition of our investment income for the three months ended September 30, 2021 and for the period from January 15, 2021 (Inception Date) through September 30, 2021, was as follows (dollars in thousands):

	For the Three Months Ended September 30, 2021	For the Period from January 15, 2021 (Inception Date) through September 30, 2021
Interest from investments	$245	$245
Fee income	14	14

Total investment income	$259	$259

Operating Expenses

The composition of our operating expenses for the three and nine months ended September 30, 2022 was as follows (dollars in thousands):

	For the Three Months Ended September 30, 2022	For the Nine Months Ended September 30, 2022
Management fees	$761	$1,865
Interest expense	934	1,589
Professional fees	105	365
Directors’ fees	26	77
Amortization of offering costs	10	90
Other general and administrative expenses	166	531
Management fee waiver	(29)	(120)

Net expenses	$1,973	$4,397

The composition of our operating expenses for the three months ended September 30, 2021 and for the period from January 15, 2021 (Inception Date) through September 30, 2021, was as follows (dollars in thousands):

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

Net Realized Gains (Losses) and Net Change in Unrealized Gains (Losses) on Investments

Net realized gains (losses) and net change in unrealized gains (losses) on investments for the three and nine months ended September 30, 2022 were as follows (dollars in thousands):

	For the Three Months Ended September 30, 2022	For the Nine Months Ended September 30, 2022
Net realized gains (losses)
Non-affiliate investments	$19	$50

Total net realized gains (losses)	19	50
Net change in unrealized gains (losses) on investments
Non-affiliate investments	(1,426)	(2,373)

Total net change in unrealized gains (losses) on investments	(1,426)	(2,373)

Net realized and unrealized gains (losses)	$(1,407)	(2,323)

Net realized gains (losses) and net change in unrealized gains (losses) on investments for the three months ended September 30, 2021 and for the period from January 15, 2021 (Inception Date) through September 30, 2021 were as follows (dollars in thousands):

	For the Three Months Ended September 30, 2021	For the Period from January 15, 2021 (Inception Date) through September 30, 2021
Net realized gains (losses)
Non-affiliate investments	$—	$—

Total net realized gains (losses)	—	—
Net change in unrealized gains (losses) on investments
Non-affiliate investments	164	164

Total net change in unrealized gains (losses) on investments	164	164

Net realized and unrealized gains (losses)	$164	164

Impact of COVID-19 Pandemic

The spread of the Coronavirus and the COVID-19 pandemic, and the related effect on the U.S. and global economies, has had adverse consequences for the business operations of some of the Company’s portfolio companies but no longer adversely affects the Company’s operations and the operations of Comvest, including with respect to the Company. Comvest continues to monitor the COVID-19 situation globally, including applicable guidance from U.S. and international public health authorities.

Recent Developments

None.

Liquidity and Capital Resources

We generate cash from (1) drawing down capital in respect of Shares, (2) cash flows from investments and operations and (3) borrowings from banks or other lenders.

As of September 30, 2022, we are party to the Goldman Credit Facility, as described in more detail in Note 5—Borrowings.

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

As of September 30, 2022 and December 31, 2021, we had $40.3 and $114.8 million of cash, respectively. In addition, as of September 30, 2022, we had $24.8 million of availability under the Goldman Credit Facility (subject to borrowing base availability) and had approximately $431.6 million of uncalled Capital Commitments to purchase shares of our Common Stock. We expect to have sufficient liquidity for our investing activities and to conduct our operations in the near term.

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

Distributions and Dividends

Distributions declared for the three and nine months ending September 30, 2022 totaled approximately $4.14 million and $8.66 million, respectively.

The following table reflects cash distributions, including dividends and returns of capital, if any, per share that have been declared by our Board for the most recent fiscal year and current fiscal quarter to date:

Fiscal Year Quarter	Date Declared	Record Date	Payment Date	Per Share Amount
First Quarter	March 28, 2022	March 28, 2022	March 29, 2022	$12.00
Second Quarter	June 27, 2022	June 27, 2022	June 28, 2022	$14.00
Third Quarter	September 27, 2022	September 27, 2022	September 28, 2022	$18.00

Fiscal Year Ended	Date Declared	Record Date	Payment Date	Per Share Amount
December 31, 2021
Fourth Quarter	December 8, 2021	December 8, 2021	December 16, 2021	$11.50

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

Contractual Obligations

The following table shows our payment obligations for repayment of debt and other contractual obligations as of September 30, 2022 (dollars in thousands):

	Total Aggregate Borrowing Capacity(1)	Total Principal Outstanding
Goldman Sachs Credit Facility	$130,000	$105,200

Total	$130,000	$105,200

(1)	As of September 30, 2022, we had $24.8 million in unused borrowing capacity under the Goldman Credit Facility, subject to borrowing base limits.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources.

Commitments

In the ordinary course of business, we may enter into future funding commitments. As of September 30, 2022, we had unfunded commitments on revolving credit lines of $46.9 million. We maintain sufficient financial resources to satisfy unfunded commitments, including cash on hand, undrawn capital commitments from our investors, and available borrowings to fund such unfunded commitments. Please refer to Note 6—Commitments and Contingencies in the notes to our consolidated financial statements for further detail of these unfunded commitments.

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

Valuation of Portfolio Investments

The Investment Adviser values our portfolio investments on a quarterly basis, or more frequently if required under the 1940 Act. For purposes of the 1940 Act, the Board has designated the Investment Adviser as the Company’s “valuation designee” under Rule 2a-5 under the 1940 Act. The Board provides oversight of the Investment Adviser’s fair value determinations of our portfolio investments on a quarterly basis in good faith, including investments that are not publicly traded, those whose market prices are not readily available. Security transactions are accounted for on a trade date basis.

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

The income and market approaches were used in the determination of fair value of certain Level 3 assets as of September 30, 2022. The significant unobservable inputs used in the income approach are the discount rate or market yield used to discount the estimated future cash flows expected to be received from the underlying investment, which include both future principal and interest payments and any other end of term fees, as applicable. Included in the consideration and selection of discount rates are factors such as risk of default, interest rate risk, and changes in credit quality. The significant unobservable inputs used in the market approach are based on market comparable transactions and market multiples of publicly traded comparable companies.

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

For all valuations, the Valuation Committee of our Board, which consists solely of directors who are not “interested persons” of the Company, as such term is used under the 1940 Act (the “Independent Directors”), will review these preliminary valuations and our Board, a majority of whom are Independent Directors, will discuss the Investment Adviser’s valuations; provided, however, that to the extent our assets are treated as “plan assets” for purposes of ERISA, the Valuation Agent will determine valuations using only those valuation methodologies reviewed and approved by the Valuation Committee and our Board, and our Board, absent manifest error, will accept such valuations prepared by the Valuation Agent in accordance therewith.

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

We are subject to certain financial market risks, such as interest rate fluctuations. In addition, U.S. and global capital markets and credit markets have experienced a higher level of stress due to the global COVID-19 pandemic, which has resulted in an increase in the level of volatility across such markets. Because we fund a portion of our investments with borrowings, our net investment income is affected by the difference between the rate at which we invest and the rate at which we borrow. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income. The U.S. Federal Reserve and other central banks have raised interest rates multiple times in 2022 and suggested additional rate increases throughout 2022 and into 2023. As a result, key base interest rates, such as SOFR and LIBOR, may fluctuate over time. As of September 30, 2022, 100% of investments at fair value represent floating-rate investments with a reference rate floor and none of our debt investments at fair value represent fixed-rate investments. Additionally, our Goldman Credit Facility is also subject to floating interest rates and are currently paid based on floating SOFR rates.

The following table estimates the potential changes in net cash flow generated from interest income and expenses, should interest rates increase by 100, 200 or 300 basis points, or decrease by 25 basis points. Interest income is calculated as revenue from interest generated from our portfolio of investments held as of September 30, 2022. Interest expense is calculated based on the terms of our outstanding revolving credit facility and subscription line. For our Goldman Credit Facility, we use the outstanding balance as of September 30, 2022. Interest expense on this balance is calculated using the interest rate as of September 30, 2022, adjusted for the hypothetical changes in rates, as shown below.

Assuming that the interim and unaudited Consolidated Statement of Assets and Liabilities as of September 30, 2022 was to remain constant and that we took no actions to alter our interest rate sensitivity as of such date, the following table shows the annualized impact of hypothetical base rate changes in interest rates. Actual results could differ significantly from those estimated in the table.

Change in Interest Rates	Increase (Decrease) in Interest Income (in thousands)	Increase (Decrease) in Interest Expense (in thousands)	Net Increase (Decrease) in Net Investment Income (in thousands)
Down 25 basis points	$(755)	$(263)	$(492)
Up 100 basis points	3,019	1,052	$1,967
Up 200 basis points	6,038	2,104	$3,934
Up 300 basis points	9,057	3,156	$5,901

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

Evaluation of disclosure controls and procedures

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “1934 Act”) we evaluated, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the 1934 Act) as of September 30, 2022. Based on the foregoing evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of September 30, 2022, our disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level that we would meet our disclosure obligations.

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

We, and our wholly-owned direct subsidiaries, the Investment Adviser and the Administrator are not currently subject to any material legal proceedings as of September 30, 2022. From time to time, we or our wholly-owned direct subsidiaries may be a party to certain legal proceedings incidental to the normal course of our business including the enforcement of our rights under contracts with our portfolio companies. While the outcome of these legal proceedings cannot be predicted with certainty, we do not expect that these proceedings will have a material effect upon our business, financial condition or results of operations.

ITEM 1A.	RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Item 1A.—Risk Factors in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, which could materially affect our business, financial condition and/or operating results. The risks described in our Annual Report on Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results. There have been no material changes during the three months ended September 30, 2022 to the risk factors discussed in Item 1A.—Risk Factors in our Annual Report on Form 10-K.

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

Exhibit Number	Description of Document

3.1	Amended and Restated Certificate of Incorporation(1)

3.2	By-Laws(2)

31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14 (a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Executive Officer pursuant to Rule 13a-14 (a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S. C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S. C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.
(1)	Previously filed as Exhibit 3.1 to the Company’s Form 10 Registration Statement filed on July 6, 2021.
(2)	Previously filed as Exhibit 3.2 to the Company’s Form 10 Registration Statement filed on July 6, 2021.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Commonwealth Credit Partners BDC I, Inc.

Date: November 10, 2022	By:	/s/ Robert O’Sullivan
	Name: Title:	Robert O’Sullivan Chief Executive Officer

Date: November 10, 2022	By:	/s/ Cecilio M. Rodriguez
	Name: Title:	Cecilio M. Rodriguez Chief Financial Officer