Form 10-K
period 2022-12-31
Commonwealth Credit Partners BDC I, Inc.
filed 2023-03-10
CIK 1841514

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number:
814-01387

Commonwealth Credit Partners BDC I, Inc.
(Exact name of registrant as specified in its charter)

Delaware	86-3335466
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

360 S Rosemary, Suite 1700, West Palm Beach, FL	33401
(Address of Principal Executive Offices)	(Zip Code)
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.  ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule
12b-2
of the Exchange Act).    Yes  ☐    No  ☒
There were 460,850
 i
ssued and outstanding shares of the issuer’s common stock, $.001 par value per share, on March 10, 2023.
Documents Incorporated by Reference

PART I

Item 1.	Business.

Commonwealth Credit Partners BDC I, Inc. (“we,” “us,” “our,” or the “Company”) is an externally managed, non-diversified, closed-end management investment company that has elected to be regulated as a business development company (a “BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”) and has elected to be treated for U.S. federal income tax purposes and intends to qualify annually as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). The Company was formed on January 15, 2021 (Inception Date) as a Delaware corporation. The Company commenced investment operations on August 17, 2021.

During any time that our underlying assets are considered for purposes of the Employee Retirement Income Security Act of 1974, as amended (“ERISA”) and Section 4975 of the Code, to be assets of employee benefit plans and other plans that purchase our shares (the “Common Stock” or “Shares”), our investments and the activities of the Investment Adviser (as defined below) will be subject to and, in certain cases, limited by, such laws. Accordingly, all investors should carefully read “ERISA Considerations.”

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

The Investment Adviser is an affiliate of Comvest Capital Advisors, LLC and Comvest Credit Advisors LLC (collectively, “Comvest Partners”), which manages the Comvest Credit Partners family of private funds. The Investment Adviser has entered into a Resource Sharing Agreement (the “Resource Sharing Agreement”) with Comvest Credit Advisors LLC, pursuant to which Comvest Credit Advisors LLC provides the Investment Adviser with investment professionals and access to the resources of Comvest Partners so as to enable the Investment Adviser to fulfill its obligations under the Investment Advisory Agreement. Through the Resource Sharing Agreement, the Investment Adviser capitalizes on the deal origination, credit underwriting, due diligence, investment structuring, execution, portfolio management and monitoring experience of Comvest Partners’ investment professionals. There can be no assurance that Comvest Partners will perform its obligations under the Resource Sharing Agreement. The Resource Sharing Agreement may be terminated by either party on 60 days’ notice, which if terminated may have a material adverse consequence on the Company’s operations.

The Administrator

Commonwealth Credit Advisors LLC (the “Administrator”), also provides administrative services for us, including arranging office facilities for us and providing office equipment and clerical, bookkeeping and recordkeeping services at such facilities. Under the Administration Agreement with the Administrator (the “Administration Agreement”), the Administrator performs, or oversees the performance of, our required administrative services, which includes being responsible for the financial records which we are required to maintain and preparing reports to our Stockholders and reports filed with the SEC and providing the services of our chief financial officer and their respective staffs. In addition, the Administrator assists us in determining and publishing our net asset value, overseeing the preparation and filing of tax returns and the printing and dissemination of reports to our Stockholders, and generally overseeing the payment of our expenses and the performance of administrative and professional services rendered to us by others. The Administrator may also provide on our behalf managerial assistance to our portfolio companies.

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

Portfolio

As of December 31, 2022, the Company’s top five industry concentrations were Health Care Equipment & Services, Software & Services, Industrials, Consumer Services, and Diversified Financials. On December 31, 2022, our portfolio consisted of 24 portfolio companies and was invested 99.1% in first lien loans and 0.90% in equities. The fair value of our investments was approximately $355.2 million on December 31, 2022.

As of December 31, 2021, the Company’s top five industry concentrations were Consumer Durables & Apparel, Commercial & Professional Services, Consumer Services, Health Care Technology, and Media. On December 31, 2021, our portfolio consisted of 10 portfolio companies and was invested 98.2% in first lien loans and 1.8% in equities. The fair value of our investments was approximately $138.5 million on December 31, 2021.

The following table shows our portfolio and investment activity for the year ended December 31, 2022 and for the period January 15, 2021 (Inception Date) to December 31, 2021:

	Year ended December 31,
(in millions)	2022	2021
New investments	$242.8	$141.6
Debt repayments in existing portfolio companies	(9.2)	(0.4)
Sales of securities in portfolio companies	(9.7)	(3.4)
Change in unrealized gain on portfolio companies	0.5	0.8
Change in unrealized loss on portfolio companies	(8.5)	(0.2)

The following summarizes our portfolio company investments and the industries in which we were invested as of December 31, 2022, calculated as a percentage of fair value as of December 31, 2022:

Portfolio Company	Fair Value	Percentage of Total Investments at Fair Value
190 Octane Financing	$11,352	3.20%
Abea Acquisition, Inc.	13,067	3.68
AccessOne Medcard, Inc.	11,503	3.24
Aurora Solutions LLC	13,444	3.78
Bradford Health Services	12,676	3.57
CheckedUp	9,968	2.81
CreditAssociates, LLC	22,033	6.20
JG Wentworth	7,514	2.12
Kent Water Sports Holdings, LLC	14,639	4.12
MerchantWise Solutions, LLC	13,766	3.88
Narcote, LLC	9,326	2.63
Nuspire, LLC	6,447	1.81
OneCare Media, LLC	17,040	4.80
Peak Technologies	27,720	7.80
PJW Ultimate Holdings LLC	13,056	3.68
Raven Engineered Films, Inc.	21,280	5.99
Rushmore Intermediate	12,923	3.64
S4T Holdings Corp.	25,736	7.24
Select Rehabilitation	19,517	5.49
The Smilist Management, Inc.	13,477	3.79
VardimanBlack Holdings LLC	24,187	6.81
Vecta Environmental Services	8,054	2.27
Whitestone Home Furnishings, LLC	14,287	4.02
Wilnat, Inc.	12,222	3.44

Total	$355,234	100%

Industry	% FV
Health Care Equipment & Services	19.6%
Software & Services	13.6
Diversified Financials	12.1
Industrials	10.9
Consumer Services	10.5
Consumer Durables & Apparel	8.1
Commercial & Professional Services	7.2
Media	4.8
Health Care Providers & Services	3.8
Capital Goods	3.4
Health Care Technology	3.2
Technology Hardware & Equipment	2.8

100%

The following summarizes our portfolio company investments and the industries in which we were invested as of December 31, 2021, calculated as a percentage of fair value as of December 31, 2021:

Portfolio Company	Fair Value	Percentage of Total Investments at Fair Value
Abea Acquisition, Inc.	11,938	8.60
AccessOne Medcard, Inc.	13,134	9.50
Aurora Solutions LLC	9,689	7.00
Kent Water Sports Holdings, LLC	13,468	9.70
OneCare Media, LLC	12,793	9.20
PJW Ultimate Holdings, LLC	11,209	8.10
Rushmore Intermediate, LLC	12,395	9.00
S4T Holdings Corp.	25,929	18.70
Whitestone Home Furnishings, LLC	15,476	11.20
Wilnat, Inc.	12,444	9.00

Total	$138,475	100%

Industry	% FV
Consumer Durables & Apparel	20.9%
Commercial & Professional Services	18.7
Consumer Services	16.7
Health Care Technology	9.5
Media	9.2
Capital Goods	9.0
Health Care Equipment & Services	9.0
Diversified Financials	7.0

100%

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

Portfolio Asset Quality

Our Investment Adviser employs an investment rating system to categorize our investments. In addition to various risk management and monitoring tools, our Investment Adviser grades the credit risk of all debt investments on a scale of 1 to 6 no less frequently than quarterly. This system is intended primarily to reflect the underlying risk of a portfolio debt investment relative to the inherent risk at the time the original debt investment was made (i.e., at the time of acquisition), although it may also take into account under certain circumstances the performance of the portfolio company’s business, the collateral coverage of the investment and other relevant factors.

Loan Rating	Summary Description
1	Investments that are performing at or above expectations. No issues or foreseen issues on performance, covenants, liquidity, etc. The credit is expected to be repaid at maturity through available cash flow or to be refinanced.

2	Investments that are performing substantially within our expectations, with the risks remaining neutral or favorable. All new loans are initially rated 2. The credit is expected to be repaid at maturity through available cash flow or to be refinanced by a third party.

3	Investments that are performing below our expectations and that require closer monitoring, but where we expect no loss of investment return or principal.

4	Investments that are performing below our expectations and for which risk has increased materially since the original investment. There is a probability of some loss of investment return, but no loss of principal is expected.

5	Investments that are performing substantially below our expectations and whose risks have increased substantially since the original investment. Typically, the borrower will be in payment default, or the loan will have been modified to address a default.

6	Investments that are performing poorly; it is unlikely that the enterprise or asset values currently exceed the debt and/or material reduction in enterprise value is reasonably foreseen.

The following table shows the distribution of our investments on the 1 to 6 investment rating scale at fair value as of December 31, 2022:

(in millions)	As of December 31, 2022
Investment Rating	Cost	Percent	Fair Value	Percent
Investment Rating 1	$—	—%	—	—%
Investment Rating 2	316.9	87.4%	312.9	88.1%
Investment Rating 3	45.8	12.6%	42.4	11.9%
Investment Rating 4	—	—%	—	—%
Investment Rating 5	—	—%	—	—%
Investment Rating 6	—	—%	—	—%

	$362.7	100.0%	$355.2	100.0%

As of December 31, 2022, all investments in our portfolio had an investment rating of 2 or 3. As of December 31, 2021, all investments in our portfolio had an Investment Rating of 2.

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

For all valuations, the valuation committee of our Board (the “Valuation Committee”), which consists solely of directors who are not “interested persons” of us, as such term is used under the 1940 Act (the “Disinterested Directors”), will review these preliminary valuations and our Board, a majority of whom are Disinterested Directors, will discuss the Investment Adviser’s valuations; provided, however, because our assets from time to time may be, and are presently, treated as “plan assets” for purposes of ERISA, the Valuation Agent will determine valuations using only those valuation methodologies reviewed and approved by the Valuation Committee and our Board, and our Board, absent manifest error, will accept such valuations prepared by the Valuation Agent in accordance therewith.

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

SEC Reporting

The Company is subject to the reporting requirements of the Securities Exchange Act of 1934 (the “Exchange Act”), which includes annual and periodic reporting requirements.

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

As of December 31, 2022, 4.60% of our total assets were non-qualifying assets. As of December 31, 2021, 0% of our total assets were non-qualifying assets.

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

The Company may also borrow amounts up to 5% of the value of its total assets for temporary purposes without regard to asset coverage. For a discussion of the risks associated with leverage, see “Item 1A. Risk Factors.” The 1940 Act imposes limitations on a BDC’s issuance of preferred shares, which are considered “senior securities” subject to the 200% asset coverage requirement described above. In addition, (i) preferred shares must have the same voting rights as the common Stockholders (one share one vote); and (ii) preferred Stockholders must have the right, as a class, to appoint directors to the Board.

Code of Ethics

As a BDC, the Company and the Investment Adviser have adopted a code of ethics pursuant to Rule 17j-1 under the 1940 Act that establishes procedures for personal investments and restricts certain personal securities transactions. Personnel subject to each code may invest in securities for their personal investment accounts, including securities that may be purchased or held by the Company, so long as such investments are made in accordance with the code’s requirements.

Anti-Takeover Measures

State corporate law as well as the Company’s Certificate of Incorporation and bylaws include provisions that could have the effect of limiting the ability of other entities or persons to acquire control of the Company by means of a tender offer, proxy contest or otherwise or to change the composition of the Company’s Board. These provisions are expected to discourage certain coercive takeover practices and inadequate takeover bids and to encourage persons seeking to acquire control of the Company to negotiate first with the Board. These measures, however, may delay, defer or prevent a transaction or a change in control that might otherwise be in the best interests of the Company’s Stockholders and could have the effect of depriving Stockholders of an opportunity to sell their Shares at a premium over prevailing market prices. Such attempts could have the effect of increasing the Company’s expenses and disrupting its normal operation. Unless or until the consummation of an IPO, the Company will continue its investment activities and operations as a privately held BDC whose shares are subject to transfer restrictions as further described in see “Item 11. Description of Registrant’s Securities to be Registered—Transferability of Shares.” Accordingly, these anti-takeover measures will have limited practical effect until such time as the Company consummates an IPO.

Compliance Policies and Procedures and Other Considerations

As a BDC, the Company will not generally be able to issue and sell its common stock at a price below net asset value per share. It may, however, issue and sell its common stock, at a price below the current net asset value of the common stock, or issue and sell warrants, options or rights to acquire such common stock, at a price below the current net asset value of the common stock, if the Company’s Board determines that such sale is in the Company’s best interest and in the best interests of its Stockholders, and its Stockholders have approved the policy and practice of making such sales within the preceding 12 months. In any such case, the price at which the securities are to be issued and sold may not be less than a price that, in the determination of the Board, closely approximates the market value of such securities.

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

The Company and the Investment Adviser have implemented written policies and procedures reasonably designed to detect and prevent violation of the federal securities laws. As a BDC, the Company will be required to review these compliance policies and procedures annually for their adequacy and effectiveness of implementation and designate a chief compliance officer to be responsible for administering the policies and procedures.

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

Reporting Obligations

The Company is required to comply with periodic reporting requirements under the Exchange Act and will make available to Stockholders annual reports containing audited financial statements on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and such other reports as the Company determines to be appropriate or as may be required by law.

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

do not represent more than 5.0% of the value of our assets or more than 10.0% of the outstanding voting securities of the issuer; and

•

no more than 25.0% of the value of our assets is invested in the securities, other than U.S. government securities or securities of other RICs, of: (1) one issuer, (2) two or more issuers that are controlled, as determined under applicable Code rules, by us and that are engaged in the same or similar or related trades or businesses, or (3) certain “qualified publicly traded partnerships” (the “Diversification Tests”).

A RIC is limited in its ability to deduct expenses in excess of its “investment company taxable income” (which is, generally, ordinary income plus the excess of realized net short-term capital gains over realized net long-term capital losses). If our expenses in a given year exceed our investment company taxable income, we would experience a net operating loss for that year. However, a RIC is not permitted to carry forward net operating losses to subsequent years and such net operating losses do not pass through to its stockholders. In addition, expenses can be used only to offset investment company taxable income, not net capital gains. A RIC may not use any net capital losses (that is, realized capital losses in excess of realized capital gains) to offset the RIC’s investment company taxable income, but may carry forward such losses, and use them to offset capital gains, indefinitely. In the event that a RIC were to experience an ownership change as defined under the Code, the RIC’s capital loss carryforwards and other favorable tax attributes, if any, may be subject to limitation. Due to these limits on the deductibility of expenses and net capital losses, we may for tax purposes have aggregate taxable income for several years that we are required to distribute and that is taxable to its stockholders even if such income is greater than the aggregate net income we actually earned during those years.

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

The Investment Adviser anticipates that the aggregate investment in us by Benefit Plan Investors may, from time to time (and as of the December 31, 2022 does), equal or exceed 25% (or such greater percentage as may be specified in regulations promulgated by the DOL) of the value of any class of equity interests in us. In such circumstances, our assets would be treated as “plan assets” for purposes of ERISA. If investments in us by Benefit Plan Investors does not equal or exceed the 25% threshold as set forth above, neither we nor the Investment Adviser would be subject to the provisions of ERISA. As a general rule, during periods when our assets are treated as “plan assets” for purposes of ERISA, the Investment Adviser will be deemed a “fiduciary” (as defined in ERISA and the Code) with respect to each Plan investing in us. In addition, during periods when our assets are treated as “plan assets” for purposes of ERISA, the Investment Adviser will be subject to the general prudence and fiduciary responsibility provisions of ERISA with respect to each ERISA Plan and Individual Retirement Fund investing in us. Generally, the fiduciary provisions of ERISA require fiduciaries to act for the exclusive benefit of participants and beneficiaries of the ERISA Plan, to employ the care, skill, prudence and diligence that a prudent man acting in a like capacity and familiar with such matters would use in the conduct of an enterprise of a like character and with like aims, to diversify investments so as to minimize the risks of large losses, and to comply with the terms of the trust document and other documents governing the ERISA Plan. In such circumstances, an investment by an ERISA Plan in us would constitute the appointment, in accordance with the written instruments governing the underlying ERISA Plan, of the Investment Adviser as an “investment manager” as defined in Section 3(38) of ERISA, with respect to each such investing ERISA Plan. The acceptance of the subscription constitutes acknowledgment by the Investment Adviser of its status as a fiduciary with respect to such investing ERISA Plan during any such period.

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

ERISA prohibits ERISA Plans from purchasing or holding “employer securities” and “employer real property,” as such terms are defined by ERISA, other than investments in “qualifying employer securities” and “qualifying employer real property,” respectively, that satisfy any applicable limitations set forth in Section 407 of ERISA. If securities held by the Company are regarded as the assets of investing ERISA Plans, those securities may be included in determining whether those ERISA Plans are in compliance with Section 407 of ERISA. Investing ERISA Plans will provide the Investment Adviser with and maintain a list of “employer securities” as such term is defined in Section 407 of ERISA.

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

Risks Relating to Our Business and Structure

•

Global economic, political and market conditions, including downgrades of the U.S. credit rating and Russia’s invasion of Ukraine, may adversely affect our business, results of operations and financial condition, including our revenue growth and profitability.

•	A renewed disruption in the capital markets and the credit markets could adversely affect our business.

•

There is uncertainty as to the value of our portfolio investments because most of our investments are, and may continue to be, in private companies and recorded at fair value. In addition, the fair values of our investments are determined by our Investment Adviser, subject to oversight by our Board, in accordance with our valuation policy.

•

Our ability to achieve our investment objective depends on key investment personnel of the Investment Adviser. If the Investment Adviser were to lose any of its key investment personnel, our ability to achieve our investment objective could be significantly harmed.

•	We do not expect to replicate the historical performance of other entities managed or supported by Comvest Partners.

•	Our business, results of operations and financial condition depend on our ability to manage future growth effectively.

•	We may borrow money, which could magnify the potential for gain or loss on amounts invested in us and increase the risk of investing in us.

•	If we are unable to comply with the covenants or restrictions in our borrowings, our business could be materially adversely affected.

•	We are exposed to risks associated with changes in interest rates.

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

•	Defaults by our portfolio companies may harm our operating results.

•	The lack of liquidity in our investments may adversely affect our business.

•	Price declines and illiquidity in the corporate debt markets may adversely affect the fair value of our portfolio investments, reducing our net asset value through increased net unrealized losses.

•	If we are unable to make follow-on investments in our portfolio companies, the value of our investment portfolio could be adversely affected.

•	The disposition of our investments may result in contingent liabilities.

•	There may be circumstances where our debt investments could be subordinated to claims of other creditors or we could be subject to lender liability claims.

•	We generally do not control our portfolio companies.

•	Economic recessions, downturns or government spending cuts could impair our portfolio companies and harm our operating results.

•	Inflation could adversely affect the business, result of operations and financial condition of our portfolio companies.

•	We may invest in derivatives or other assets that expose us to certain risks, including market risk, liquidity risk and other risks similar to those associated with the use of leverage.

•	We are subject to risks associated with the discontinuation of LIBOR, which will affect our cost of capital and net investment income.

Risks Relating to Our Securities

•	Investing in our common stock may involve an above average degree of risk.

•	Shares are registered under the Exchange Act and therefore stockholders may be subject to certain filing requirements.

•	We do not currently intend for our shares to be listed on any national securities exchange.

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

As of December 31, 2022, we had aggregate Capital Commitments from investors of $656.6 million, of which $301.6 million was undrawn. As of December 31, 2021, we had aggregate Capital Commitments from investors of $656.6 million, of which $516.6 million was undrawn.

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

During the Investment Period, any amounts we receive as a return of capital (as opposed to a return on capital) with respect to our investments may, in the sole discretion of the Investment Adviser, be retained by us, without reducing the stockholders’ unfunded Capital Commitments, for the purpose of making investments and/ or for such other permissible purposes as set out in our operating documents. While we expect to distribute approximately our entire net investment income on a quarterly basis and substantially all of our taxable income on an annual basis, we may retain certain net capital gains for reinvestment.

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

Financing

On August 11, 2021, the Company entered into a Credit Agreement (the “Goldman Credit Facility”) as the borrower and Goldman Sachs Bank USA (“Goldman Sachs”) as the lender. The Goldman Credit Facility is structured as a revolving credit facility secured by the capital commitments of the Company’s subscribed investors and certain related assets. As part of the Goldman Credit Facility, the Company’s right to make capital calls of investors may be pledged as collateral to the lender, which will be able to call for capital contributions upon the occurrence of an event of default under such credit facility. To the extent such an event of default does occur, investors could therefore be required to fund any shortfall up to their remaining Capital Commitments, without regard to the underlying value of their investment. See also “Risk Factors – If we are unable to comply with the covenants or restrictions in our borrowings, our business could be materially adversely affected.”

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

Pursuant to the Investment Management Agreement, the Investment Adviser:

•	determines the composition of our portfolio, the nature and timing of the changes to our portfolio and the manner of implementing such changes;

•	determines the securities and other assets that we will purchase, retain or sell;

•	identifies, evaluates and negotiates the structure of our investments that we make;

•	executes, monitors and services the investments that we make;

•	performs due diligence on prospective portfolio companies;

•	votes, exercises consents and exercises all other rights appertaining to such securities and other assets on our behalf; and

•	provides us with such other investment advisory, research and related services as we may, from time to time, reasonably require.

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

We have obtained liability insurance for our independent directors, which was paid for by the Company.

Management Fees

We pay the Investment Adviser a fee for its services under the Investment Management Agreement consisting of an annual base management fee (the “Management Fee”). The cost of the management fee payable to the Investment Adviser is borne by us and, as a result, is indirectly borne by our stockholders. The Management Fee is payable quarterly in arrears.

Pursuant to the Investment Management Agreement, during the Investment Period, the Management Fee is calculated at an annual rate of 1.00% with respect to the Company’s Adjusted Average Assets Invested (defined below) in respect of the relevant quarterly period. “Adjusted Average Assets Invested” shall mean (a) the average of the sum of the Company’s (i) Drawn Capital Commitments and (ii) outstanding principal on borrowings, in the case of clause (i) and clause (ii), as of the last business day of each month included in the relevant quarterly period less (b) the sum of the Company’s (iii) cumulative net unrealized losses, if any, and (iv) cumulative net realized losses, if any, in the case of clause (iii) and clause (iv), as of the last business day of the relevant quarter. For the avoidance of doubt, the Management Fee paid at the end of any quarter shall be calculated based on the lower of the actual Adjusted Average Assets Invested in respect of the quarter and the target Adjusted Average Assets Invested for that quarter.

After the Investment Period, the 1.00% Management Fee will be calculated based on the Company’s Adjusted Average Assets Invested in respect of each quarterly period.

Any Management Fees payable pursuant to the Investment Advisory Agreement will be calculated based on the Company’s Adjusted Average Assets Invested in respect of the most recently completed calendar quarter. Management Fees for any partial quarter will be appropriately prorated. For the avoidance of doubt, the quarterly Management Fees payable to the Investment Adviser shall be calculated based on the lower of the actual Adjusted Average Assets Invested as of the end of any quarter and the target Adjusted Average Assets Invested for that quarter, as specifically set forth in the table below.

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

(b) expenses for liability insurance, including officers’ and independent directors’ liability insurance, cyber insurance and other insurance (but excluding the cost of liability insurance covering the Investment Adviser and its officers as our assets are treated as “plan assets” for purposes of ERISA);

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

(m) other legal, compliance, operating, accounting, tax return preparation and consulting, auditing and administrative expenses in accordance with the Investment Management Agreement and the Administration Agreement and fees for outside services provided to us or on our behalf; provided that so long as our assets are treated as “plan assets” for purposes of ERISA, we will not incur such expenses or fees, if such expenses and fees arise in connection with such services, to the extent that they are performed by the Administrator and do not satisfy the requirements of a prohibited transaction exemption;

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

We expect to remain an emerging growth company until the earliest of (i) the last day of the first fiscal year in which our annual gross revenues exceed $1.235 billion, (ii) the end of the fiscal year in which the fifth anniversary of any initial public offering by us has occurred, (iii) December 31 of the fiscal year that we become a “large accelerated filer” as defined in Rule 12b-2 under Exchange Act which would occur if the market value of our shares that are held by non-affiliates exceeds $700.0 million as of the last business day of our most recently completed second fiscal quarter and we have been publicly reporting for at least 12 calendar months or (iv) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the preceding three-year period.

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

Who To Contact About This Privacy Notice

Please contact our chief compliance officer at 844-383-8620 or by writing to the following address: Commonwealth Credit Partners BDC I, Inc., 360 S Rosemary, Suite 1700, West Palm Beach, FL, 33401, for any questions about this Privacy Notice or requests with regards to the personal data we hold.

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

Global economic, political and market conditions, including downgrades of the U.S. credit rating and Russia’s invasion of Ukraine, may adversely affect our business, results of operations and financial condition, including our revenue growth and profitability.

The current worldwide financial market situation, as well as various social and political tensions in the United States and around the world, may contribute to increased market volatility, may have long-term effects on the United States and worldwide financial markets and may cause economic uncertainties or deterioration in the U.S. and worldwide. The impact of downgrades by rating agencies to the U.S. government’s sovereign credit rating or its perceived creditworthiness as well as potential government shutdowns and uncertainty surrounding transfers of power could adversely affect the U.S. and global financial markets and economic conditions. U.S. debt ceiling and budget deficit concerns have increased the possibility of additional credit-rating downgrades and economic slowdowns, or a recession in the United States. In addition, disagreement over the federal budget has caused the U.S. federal government to shut down for periods of time. Continued adverse political and economic conditions could have a material adverse effect on our business, financial condition and results of operations.

Deterioration in the economic conditions in the Eurozone and other regions or countries globally and the resulting instability in global financial markets may pose a risk to our business. Financial markets have been affected at times by a number of global macroeconomic events, including the following: large sovereign debts and fiscal deficits of several countries in Europe and in emerging markets jurisdictions, levels of non-performing loans on the balance sheets of European banks, the effect of the United Kingdom leaving the European Union, instability in the Chinese capital markets and the COVID-19 pandemic.

Various social and political circumstances in the U.S. and around the world (including wars and other forms of conflict, terrorist acts, security operations and catastrophic events such as fires, floods, earthquakes, tornadoes, hurricanes and global health epidemics), may also contribute to increased market volatility and economic uncertainties or deterioration in the U.S. and worldwide. Such events, including rising trade tensions between the United States and China, other uncertainties regarding actual and potential shifts in U.S. and foreign, trade, economic and other policies with other countries, and the COVID-19 pandemic, could adversely affect our business, financial condition or results of operations. These market and economic disruptions could negatively impact the operating results of our portfolio companies.

In addition, Russia’s invasion of Ukraine in February 2022 and corresponding events have had, and could continue to have, severe adverse effects on regional and global economic markets. Following Russia’s actions, various governments, including the United States, have issued broad-ranging economic sanctions against Russia, including, among other actions, a prohibition on doing business with certain Russian companies, large financial institutions, officials and oligarchs; a commitment by certain countries and the European Union to remove selected Russian banks from the Society for Worldwide Interbank Financial Telecommunications, the electronic banking network that connects banks globally; and restrictive measures to prevent the Russian Central Bank from undermining the impact of the sanctions. The duration of hostilities and the vast array of sanctions and related events (including cyberattacks and espionage) cannot be predicted. Those events present material uncertainty and risk with respect to markets globally, which pose potential adverse risks to us and the performance of our investments and operations. Any such market disruptions could affect our portfolio companies’ operations and, as a result, could have a material adverse effect on our business, financial condition and results of operations. Sanctions and export control laws and regulations are complex, frequently changing, and increasing in number, and they may impose additional legal compliance costs or business risks associated with our operations.

Additionally, the Federal Reserve’s actions with respect to raising short term interest rates and future interest rate increases, along with the United States government’s credit and deficit concerns, global economic uncertainties and market volatility and the impacts of COVID-19, could cause interest rates to be volatile, which may negatively impact our ability to access the debt markets and capital markets on favorable terms.

A renewed disruption in the capital markets and the credit markets could adversely affect our business

As a BDC, we must maintain our ability to raise additional capital for investment purposes. If we are unable to access the capital markets or credit markets, we may be forced to curtail our business operations and may be unable to pursue new investment opportunities. The success of our activities is affected by general economic and market conditions, including, among others, interest rates, availability of credit, inflation rates, economic uncertainty, changes in laws, and trade barriers. These factors could affect the level and volatility of securities prices and the liquidity of our investments. Volatility or illiquidity could impair our profitability or result in losses.

The capital markets and the credit markets have experienced extreme volatility in recent periods, and, as a result, there has been and will likely continue to be uncertainty in the financial markets in general. Disruptions in the capital markets in recent years increased the spread between the yields realized on risk-free and higher risk securities, resulting in illiquidity in parts of the capital markets. In addition, a prolonged period of market illiquidity may cause us to reduce the volume of loans that we originate and/or fund and adversely affect the value of our portfolio investments. Unfavorable economic conditions could also increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. These events could limit our investment originations, limit our ability to grow and negatively impact our operating results. Ongoing disruptive conditions in the financial industry and the impact of new legislation in response to those conditions could restrict our business operations and, consequently, could adversely impact our business, results of operations and financial condition.

If the fair value of our assets declines substantially, we may fail to maintain the asset coverage ratios imposed upon us by the 1940 Act. Any such failure would result in a default under such indebtedness and otherwise affect our ability to issue senior securities, borrow under a credit facility and pay distributions, which could materially impair our business operations. Our liquidity could be impaired further by our inability to access the capital or credit markets. For example, we cannot be certain that we will be able to renew our Leverage Arrangements (defined below) as they mature or to consummate new arrangements to provide capital for normal operations. In recent years, reflecting concern about the stability of the financial markets, many lenders and institutional investors have reduced or ceased providing funding to borrowers. This market turmoil and tightening of credit have led to increased market volatility and widespread reduction of business activity generally in recent years. In addition, adverse economic conditions due to these disruptive conditions could materially impact our ability to comply with the financial and other covenants in any existing or future Leverage Arrangements. If we are unable to comply with these covenants, this could materially adversely affect our business, results of operations and financial condition.

There is uncertainty as to the value of our portfolio investments because most of our investments are, and may continue to be, in private companies and recorded at fair value. In addition, the fair values of our investments are determined by our Investment Adviser, subject to oversight by our Board, in accordance with our valuation policy.

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

To the extent that our assets are not treated as “plan assets” for purposes of ERISA, we may adjust quarterly the valuation of our portfolio to reflect our Board’s determination of the fair value of each investment in our portfolio. Any changes in fair value are recorded in our consolidated statements of operations as net change in unrealized gain or loss.

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

As of December 31, 2022, the Company had no senior securities or outstanding debt. As of December 31, 2021, the Company had total senior securities of $113 million, consisting of borrowings under the Goldman Credit Facility, and had an asset coverage ratio of 224%.

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

We are exposed to risks associated with changes in interest rates.

Interest rate risk refers to the risk of market changes in interest rates. Interest rate changes affect the value of debt. In general, rising interest rates will negatively impact the price of fixed rate debt, and falling interest rates will have a positive effect on price. Adjustable rate debt also reacts to interest rate changes in a similar manner, although generally to a lesser degree. Interest rate sensitivity is generally larger and less predictable in debt with uncertain payment or prepayment schedules. Further, rising interest rates make it more difficult for borrowers to repay debt, which could increase the risk of payment defaults. Any failure of one or more portfolio companies to repay or refinance its debt at or prior to maturity or the inability of one or more portfolio companies to make ongoing payments following an increase in contractual interest rates could have a material adverse effect on our business, financial condition, results of operations and cash flows.

To the extent we borrow money to make investments, our net investment income depends, in part, upon the difference between the rate at which we borrow funds and the rate at which we invest those funds. As a result, a significant change in market interest rates may have a material adverse effect on our net investment income in the event we use debt to finance our investments. Due to rising interest rates, our cost of funds have increased, which have reduced our net investment income. We may use interest rate risk management techniques in an effort to limit our exposure to interest rate fluctuations. These techniques may include various interest rate hedging activities to the extent permitted by the 1940 Act.

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

We have entered into a royalty-free license agreement with Commonwealth Credit Advisors LLC under which Commonwealth Credit Advisors LLC has agreed to grant us a non-exclusive, royalty-free license to use the name Commonwealth Credit Advisors LLC. In addition, to the extent (i) Benefit Plan Investors hold less than 25% of our shares, or (ii) our shares are listed on a national securities exchange, we will reimburse the Administrator for the allocable portion of overhead and other expenses incurred by the Administrator in performing its obligations to us under the Administration Agreement, such as, but not limited to, the allocable portion of the cost of our chief financial officer and their respective staffs. This could create conflicts of interest that our Board must monitor.

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

We depend heavily upon computer systems to perform necessary business functions. We depend on the effectiveness of the information and cybersecurity policies, procedures and capabilities maintained by our affiliates and our and their respective third-party services providers to protect their computer and telecommunications systems and the data that reside on or are transmitted through them. Despite our implementation of a variety of security measures, our computer systems, networks, and data, like those of other companies, could be subject to cyber-attacks and unauthorized access, use, alteration, or destruction, such as from physical and electronic break-ins or unauthorized tampering. If one or more of these events occurs, it could potentially jeopardize the confidential, proprietary, and other information processed, stored in, and transmitted through our computer systems and networks. Cyber-attacks that do not have a security impact may nonetheless cause harm, such as causing denial-of-service attacks (i.e., efforts to make network services unavailable to intended users) on websites, servers or other online systems. Cyber-attacks could cause interruptions or malfunctions in our operations, which could result in financial losses, litigation, regulatory penalties, client dissatisfaction or loss, reputational damage, and increased costs associated with mitigation of damages and remediation.

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

Third parties with which we do business may also be sources of cybersecurity or other technological risk. We outsource certain functions and these relationships allow for the storage and processing of our information, as well as client, counterparty, employee, and borrower information. While we engage in actions to reduce our exposure resulting from outsourcing, ongoing threats may result in unauthorized access, loss, exposure, destruction, or other cybersecurity incident that affects our data, resulting in increased costs and other consequences as described above. There is no assurance that any efforts to mitigate cybersecurity risks undertaken by us, our affiliates, or our or their respective third-party service providers will be effective.

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

Inflation could adversely affect the business, results of operations and financial condition of our portfolio companies.

Certain of our portfolio companies are in industries that could be impacted by inflation. If such portfolio companies are unable to pass any increases in their costs of operations along to their customers, it could adversely affect their operating results and impact their ability to pay interest and principal on our loans, particularly if interest rates rise in response to inflation. In addition, any projected future decreases in our portfolio companies’ operating results due to inflation could adversely impact the fair value of those investments. Any decreases in the fair value of our investments could result in future realized or unrealized losses and therefore reduce our net assets resulting from operations.

We may invest in derivatives or other assets that expose us to certain risks, including market risk, liquidity risk and other risks similar to those associated with the use of leverage.

The Company may invest in derivatives and other assets that are subject to many of the same types of risks related to the use of leverage. In October 2020, the SEC adopted Rule 18f-4 under the 1940 Act regarding the ability of a BDC to use derivatives and other transactions that create future payment or delivery obligations. Under Rule 18f-4, BDCs that use derivatives are subject to a value-at-risk leverage limit, a derivatives risk management program and testing requirements and requirements related to board reporting. These requirements apply unless the BDC qualifies as a “limited derivatives user,” as defined under Rule 18f-4. Under Rule 18f-4, a BDC may enter into an unfunded commitment agreement (which may include delayed draw and revolving loans) that will not be deemed to be a derivatives transaction, such as an agreement to provide financing to a portfolio company, if the BDC has, among other things, a reasonable belief, at the time it enters into such an agreement, that it will have sufficient cash and cash equivalents to meet its obligations with respect to all of its unfunded commitment agreements, in each case as it becomes due. Collectively, these requirements may limit the Company’s ability to use derivatives and/or enter into certain other financial contracts.

The Company has adopted updated policies and procedures in compliance with Rule 18f-4. The Company expects to qualify as a “limited derivatives user.” Future legislation or rules may modify how the Company treats derivatives and other financial arrangements for purposes of the Company’s compliance with the leverage limitations of the 1940 Act. Future legislation or rules may modify how leverage is calculated under the 1940 Act and, therefore, may increase or decrease the amount of leverage currently available to the Company under the 1940 Act, which may be materially adverse to the Company and the Company’s investors.

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

We are subject to risks associated with the discontinuation of LIBOR, which will affect our cost of capital and net investment income.

On March 5, 2021, the U.K.’s Financial Conduct Authority (“FCA”) publicly announced that all U.S. Dollar London Interbank Offered Rate (“LIBOR”) settings will either cease to be provided by any administrator or no longer be representative (i) immediately after December 31, 2021 for one-week and two-month U.S. Dollar LIBOR settings and (ii) immediately after June 30, 2023 for the remaining U.S. Dollar LIBOR settings. Although most U.S. Dollar LIBOR rates will continue to be published through June 30, 2023, the FCA no longer compels panel banks to continue to contribute to LIBOR and the Federal Reserve Board, the Office of the Comptroller of the Currency, and the Federal Deposit Insurance Corporation have encouraged banks to cease entering into new contracts that use U.S. Dollar LIBOR as a reference rate. The U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions, supports replacing U.S. Dollar LIBOR with the Secured Overnight Financing Rate (“SOFR”), a new index calculated by short-term repurchase agreements backed by Treasury securities.

Some regulators have prohibited the use of any LIBOR benchmarks in new contracts and have required that regulated entities transition existing contracts to another benchmark prior to June 30, 2023. Although settings of such LIBOR benchmarks may continue to be available, such prohibitions and requirements may adversely affect the value of floating-rate debt securities in our portfolio or issued by us. Moreover, at this time, no consensus exists as to what rate or rates will become accepted alternatives to LIBOR. The transition away from LIBOR to alternative reference rates is complex and could have a material adverse effect on our business, financial condition and results of operations, including as a result of any changes in the pricing of our investments, changes to the documentation for certain of our investments and the pace of such changes, disputes and other actions regarding the interpretation of current and prospective loan documentation or modifications to processes and systems.

In anticipation of the cessation of LIBOR, we may need to renegotiate any credit agreements extending beyond June 30, 2023 with our portfolio companies that utilize LIBOR as a factor in determining the interest rate or rely on certain fallback provisions that could cause interest rates to shift to a base rate plus a margin.

Alteration of the terms of a debt instrument or a modification of the terms of other types of contracts to replace an interbank offered rate with a new reference rate could result in a taxable exchange and the realization of income and gain/loss for U.S. federal income tax purposes. The Internal Revenue Service (“IRS”) has issued final regulations regarding the tax consequences of the transition from interbank offered rates to new reference rates in debt instrument to replace an operative rate that uses a discontinued interbank offered rate with a qualified rate (as defined in the final regulations), add a qualified rate as a fallback rate to a contract whose operative rate uses a discontinued interbank offered rate or replace a fallback rate that uses a discontinued interbank offered rate with a qualified rate would not be taxable. The IRS may provide additional guidance, with potential retroactive effect.

Furthermore, because a rise in the general level of interest rates can be expected to lead to higher interest rates applicable to our debt investments, an increase in interest rates would make it easier for us to meet or exceed the incentive fee hurdle rate in the investment advisory agreement and may result in a substantial increase of the amount of incentive fees payable to the Advisor.

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

We maintain our principal executive office at 360 S Rosemary, Suite 1700, West Palm Beach, FL, 33401. We do not own any real estate. We believe that our present facilities are adequate to meet our current needs. If new or additional space is required, we believe that adequate facilities are available at competitive prices in the same area.

Item 3.	Legal Proceedings

We, our wholly-owned direct subsidiaries, the Investment Adviser and the Administrator are not currently subject to any material legal proceedings as of December 31, 2022. From time to time, we, our wholly-owned direct subsidiaries, the Investment Adviser and the Administrator may be a party to certain legal proceedings incidental to the normal course of our business including the enforcement of our rights under contracts with our portfolio companies. While the outcome of these legal proceedings cannot be predicted with certainty, we do not expect that these proceedings will have a material effect upon our business, financial condition or results of operations.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchase of Common Equity Market Information

Our outstanding shares are offered and sold in transactions exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”) under Section 4(a)(2) and Regulation D. See “—Sales of Unregistered Securities” in this Annual Report on Form 10-K for more information. There is currently no public market for the shares, and we do not expect one to develop.

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

Stockholders

As of March 10, 2023, there were 4 holders of record of our shares of common stock.

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

The following table summarizes the total shares of common stock issued and proceeds received related to capital drawdowns delivered pursuant to the Subscription Agreements for the year ended December 31, 2022:

Shares Issue Date	Shares Issued	Net Proceeds Received (in 000s)
March 29, 2022*	1,694	—
May 6, 2022	59,892	60,000
June 28, 2022*	2,826	—
August 11, 2022	25,062	25,000
September 28, 2022*	4,152	—
October 19, 2022	30,151	30,000
December 20, 2022	100,506	100,000
December 28, 2022*	8,802	—

	233,085	$215,000

*	Shares were issued through the Dividend Reinvestment Plan (“DRIP”).

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

The information in management’s discussion and analysis of financial condition and results of operations relates to Commonwealth Credit Partners BDC I, Inc. (collectively, “we”, “us”, “our”, or the “Company”).

Forward Looking Statements

The information contained in this section should be read in conjunction with the financial data and consolidated financial statements and notes thereto appearing elsewhere in this Annual Report on Form 10-K. Some of the statements in this Annual Report on Form 10-K (including in the following discussion) constitute forward-looking statements, which relate to future events or our future performance or our financial condition. The forward-looking statements contained in this section involve a number of risks and uncertainties, including:

•	future changes in laws or regulations and conditions in the Company’s operating areas;

•	the general economy, including the impact of interest and inflation rates and the COVID-19 pandemic, on the industries in which we invest;

•	our future operating results, our business prospects, the adequacy of our cash resources and working capital, and the impact of inflation and rising interest rates;

•	the ability of our portfolio companies to achieve their objectives;

•	our ability to make investments consistent with our investment objectives, including with respect to the size, nature and terms of those investments;

•	the ability of the Investment Adviser and its affiliates to retain talented professionals;

•	interest rate volatility, including volatility associated with the decommissioning of LIBOR and the transition to new reference rates; and

•	the risk factors set forth in Part I—Item 1A.—Risk Factors, contained in this Annual Report on Form 10-K.

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

Overview

The Company is an externally managed, non-diversified, closed-end management investment company that has elected to be regulated as a business development company (a “BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”) and to be treated for U.S. federal income tax purposes, and to qualify annually thereafter, as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). The Company was formed on January 15, 2021 (Inception Date) as a Delaware corporation. The Company commenced investment operations on August 17, 2021.

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

Portfolio and Investment Activity

During the year ended December 31, 2022, we made $242.8 million of investments in new portfolio companies and had $18.9 million in aggregate amount of sales and repayments, resulting in net investments of $223.9 million for the period. The total portfolio of debt investments at fair value consisted of 100% bearing variable interest rates and 0% bearing fixed interest rates.

During the period December 31, 2021, we made $141.6 million of investments in new portfolio companies and had $3.8 million in aggregate amount of sales and repayments, resulting in net investments of $137.8 million for the period. The total portfolio of debt investments at fair value consisted of 100% bearing variable interest rates and 0% bearing fixed interest rates.

Our portfolio composition, based on fair value at December 31, 2022 was as follows:

	December 31, 2022
	Percentage of Total Portfolio	Weighted Average Current Yield for Total Portfolio
First Lien Senior Secured	99.1%	11.2%
Equity	0.9	0

Total	100.0%	11.2%

Our portfolio composition, based on fair value at December 31, 2021 was as follows:

	December 31, 2021
	Percentage of Total Portfolio	Weighted Average Current Yield for Total Portfolio
First Lien Senior Secured	98.2%	7.2%
Equity	1.8	0

Total	100.0%	7.2%

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

The weighted average risk rating of our investments based on fair value was 2.1 as of December 31, 2022. As of December 31, 2022, the Company had no portfolio companies on non-accrual status. Refer to Note 2—Summary of Significant Accounting Policies—for additional details regarding the Company’s non-accrual policy.

	As of December 31, 2022
Internal Performance Rating	Investments at Fair Value (In thousands)	Percentage of Total Investments
6	$—	—%
5	—	—
4	—	—
3	42,370	11.9
2	312,864	88.1
1	—	—

Total	$355,234	100.0%

The weighted average risk rating of our investments based on fair value was 2.0 as of December 31, 2021. As of December 31, 2021, the Company had no portfolio companies on non-accrual status. Refer to Note 2—Summary of Significant Accounting Policies—for additional details regarding the Company’s non-accrual policy.

As of December 31, 2021
Internal Performance Rating	Investments at Fair Value (In thousands)	Percentage of Total Investments
6	$—	—%
5	—	—
4	—	—
3	—	—
2	138,475	100
1	—	—

Total	$138,475	100%

The following table shows the weighted average rate, spread over the reference rate of floating rate, and fees of investments originated and the weighted average rate of sales and payoffs of portfolio companies during the year ended December 31, 2022.

Weighted average rate of new investment fundings(1)	11.22%
Weighted average spread over the reference rate of new floating rate investment fundings	6.72%
Weighted average OID fees of new investment fundings	1.88%
Weighted average rate of sales and payoffs of portfolio investments(1)	10.46%

(1)	Weighted average rate utilizes the applicable reference rate as of December 31, 2022.

The following table shows the weighted average rate, spread over the reference rate of floating rate, and fees of investments originated and the weighted average rate of sales and payoffs of portfolio companies during the year ended December 31, 2021.

Weighted average rate of new investment fundings	7.18%
Weighted average spread over the reference rate of new floating rate investment fundings	6.27%
Weighted average OID fees of new investment fundings	1.90%
Weighted average rate of sales and payoffs of portfolio investments	7.48%

RESULTS OF OPERATIONS

Our operating results for the year ended December 31, 2022 and the period ended December 31, 2021 were as follows (dollars in thousands):

	For the Year Ended December 31, 2022	For the Period January 15, 2021 (Inception Date) through December 31, 2021
Total investment income	$24,407	$1,710
Less: Net expenses	7,013	1,610

Net investment income	17,394	100
Net realized gains (losses) on investments	50	19
Net change in unrealized income (losses) on investments	(8,030)	550

Net increase (decrease) in net assets resulting from operations	$9,414	$669

Investment Income

Investment income for the year ended December 31, 2022 was driven by deployment of capital and interest income from our investments. The composition of our investment income was as follows (dollars in thousands):

For the Year Ended December 31, 2022
Interest from investments	$24,068
Fee income	339

Total investment income	$24,407

Investment income for the period from January 15, 2021 (Inception Date) through December 31, 2021 was driven by our deployment of capital since August 17, 2021 (commencement of investment operations) and an increasing invested balance. The composition of our investment income was as follows (dollars in thousands):

For the Period from January 15, 2021 (Inception Date) through December 31, 2021
Interest from investments	$1,633
Fee income	77

Total investment income	$1,710

Operating Expenses

The composition of our operating expenses for the year ended December 31, 2022 was as follows (dollars in thousands):

For the Year Ended December 31, 2022
Management fees	$2,716
Interest expense	2,862
Professional fees	489
Directors’ fees	103
Amortization of offering costs	90
Other general and administrative expenses	873
Management fee waiver	(120)

Net expenses	$7,013

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

Net Realized Gains (Losses) and Net Change in Unrealized Gains (Losses) on Investments

Net realized gains (losses) and net change in unrealized gains (losses) on investments for the year ended December 31, 2022 were as follows (dollars in thousands):

For the Year ended December 31, 2022
Net realized gains (losses)
Non-affiliate investments	$50

Total net realized gains (losses)	50
Net change in unrealized gains (losses) on investments
Non-affiliate investments	(8,030)

Total net change in unrealized gains (losses) on investments	(8,030)

Net realized and unrealized gains (losses)	$(7,980)

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

As of December 31, 2022, we are party to the Goldman Credit Facility, as described in more detail in Note 5—Borrowings.

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

Operating liquidity is our ability to meet our short-term liquidity needs. The following table presents our operating liquidity position as of December 31, 2022 and December 31, 2021:

	As of
	December 31, 2022	December 31, 2021
Unfunded portfolio company commitments	$(54,963)	$(31,868)
Undrawn capital commitments	301,571	516,571

Total operational liquidity	$246,608	$484,703

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

Pursuant to the Order, the Company is permitted to co-invest with its affiliates if, among other things, required majority” (as defined in Section 57(o) of the 1940 Act) of the Company’s independent directors make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the transactions, including the consideration to be paid, are reasonable and fair to the Company and the Company’s stockholders and do not involve overreaching in respect of the Company or the Company’s stockholders on the part of any person concerned, and (2) the transaction is consistent with the interests of the Company’s stockholders and is consistent with the Company’s investment objective and strategies. In addition, to the extent that our assets are treated as “plan assets” under ERISA, we will only co-invest in the same issuer with certain funds or entities managed by the Investment Adviser or its affiliates, so long as their and our respective investments are at the same level of such issuer’s capital structure; provided, that in no event will we co-invest with any other fund or entity in contravention of the 1940 Act.

Distributions and Dividends

Distributions declared for the year ended December 31, 2022 totaled approximately $17.4 million.

The following table reflects cash distributions, including dividends and returns of capital, if any, per share that have been declared by our Board for the current fiscal year to date:

Fiscal Year Ended	Date Declared	Record Date	Payment Date	Per Share Amount
December 31, 2022
First Quarter	March 28, 2022	March 28, 2022	March 29, 2022	$12.00
Second Quarter	June 27, 2022	June 27, 2022	June 28, 2022	$14.00
Third Quarter	September 27, 2022	September 27, 2022	September 28, 2022	$18.00
Fourth Quarter	December 27, 2022	December 27, 2022	December 28, 2022	$24.00

Distributions declared for the period ended December 31, 2021 totaled approximately $0.58 million.

The following table reflects cash distributions, including dividends and returns of capital, if any, per share that have been declared by our Board for the period ended December 31, 2021:

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

Contractual Obligations

The following table shows our payment obligations for repayment of debt and other contractual obligations as of December 31, 2022 (dollars in thousands):

	Total Aggregate Borrowing Capacity1.	Total Principal Outstanding
Goldman Sachs Credit Facility	$130,000	$0

Total	$130,000	$0

(1)	As of December 31, 2022, we had $130.0 million in unused borrowing capacity under the Goldman Credit Facility, subject to borrowing base limits.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources.

Commitments

In the ordinary course of business, we may enter into future funding commitments. As of December 31, 2022 and December 31, 2021, we had unfunded commitments on revolving credit lines and delayed draw term loans of $55.0 million and $31.9 million, respectively. We maintain sufficient financial resources to satisfy unfunded commitments, including cash on hand, undrawn capital commitments from our investors, and available borrowings to fund such unfunded commitments. Please refer to Note 6—Commitments and Contingencies in the notes to our consolidated financial statements for further detail of these unfunded commitments.

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

The income and market approaches were used in the determination of fair value of certain Level 3 assets as of December 31, 2022 and December 31, 2021. The significant unobservable inputs used in the income approach are the discount rate or market yield used to discount the estimated future cash flows expected to be received from the underlying investment, which include both future principal and interest payments and any other end of term fees, as applicable. Included in the consideration and selection of discount rates are factors such as risk of default, interest rate risk, and changes in credit quality. The significant unobservable inputs used in the market approach are based on market comparable transactions and market multiples of publicly traded comparable companies.

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

Organizational Expenses and Offering Costs

Organizational expenses consist of costs incurred to establish the Company and enable it legally to do business. Organizational costs incurred for the year ended December 31, 2022 were $0. Offering costs consist of costs incurred in connection with the offering of Common Stock of the Company. Offering costs expensed for the year ended December 31, 2022 were $0.09 million. Offering costs are capitalized as a deferred charge and amortized to expense on a straight-line basis over 12 months from the Inception Date. As of December 31, 2022, there were no offering costs deferred.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to certain financial market risks, such as interest rate fluctuations. Because we fund a portion of our investments with borrowings, our net investment income is affected by the difference between the rate at which we invest and the rate at which we borrow. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income. The U.S. Federal Reserve and other central banks have raised interest rates multiple times in 2022 and have suggested additional rate increases into 2023. As a result, key base interest rates, such as SOFR and LIBOR, may fluctuate over time. As of December 31, 2022, 100% of investments at fair value represent floating-rate investments with a reference rate floor and none of our debt investments at fair value represent fixed-rate investments. Additionally, our Goldman Credit Facility is also subject to floating interest rates and are currently paid based on floating SOFR rates.

The following table estimates the potential changes in net cash flow generated from interest income and expenses, should interest rates increase by 100, 200 or 300 basis points, or decrease by 25 basis points. Interest income is calculated as revenue from interest generated from our portfolio of investments held as of December 31, 2022. Interest expense is calculated based on the terms of our outstanding revolving credit facility and subscription line. For our Goldman Credit Facility, we use the outstanding balance as of December 31, 2022. Interest expense on this balance is calculated using the interest rate as of December 31, 2022, adjusted for the hypothetical changes in rates, as shown below.

Assuming that the interim and unaudited Consolidated Statement of Assets and Liabilities as of December 31, 2022 was to remain constant and that we took no actions to alter our interest rate sensitivity as of such date, the following table shows the annualized impact of hypothetical base rate changes in interest rates. Actual results could differ significantly from those estimated in the table.

Change in Interest Rates	Net Increase (Decrease) in Net Investment Income (in thousands)
Down 25 basis points	$(915)
Up 100 basis points	$3,659
Up 200 basis points	$7,318
Up 300 basis points	$10,977

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

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of Commonwealth Credit Partners BDC I, Inc.
Opinion on the Financial
Statements
We have audited the accompanying consolidated statements of assets and liabilities of Commonwealth
Credit
Partners BDC I, Inc. (the Company), including the consolidated schedules of investments, as of December 31, 2022 and 2021, the related consolidated statements of operations, changes in net assets, and cash flows for the year ended December 31, 2022 and the period from January 15, 2021 (Inception Date) through December 31, 2021, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations, changes in its net assets, and its cash flows for the year ended December 31, 2022 and the period from January 15, 2021 (Inception Date) through December 31, 2021, in conformity with U.S. generally accepted accounting principles.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our procedures included confirmation of investments owned as of December 31, 2022 and 2021, by correspondence with the custodian, syndication agents, and underlying investee companies; when replies were not received from the custodian, syndication agents, and underlying investee companies, we performed other auditing procedures.
Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.
/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2021.
Charlotte, North Carolina
March 10, 2023

COMMONWEALTH CREDIT PARTNERS BDC I, INC.
CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES
(amounts in thousands except share and per share data)

	December 31, 2022	December 31, 2021
Assets:
Non-controlled, non-affiliated investments, at fair value (amortized cost of $362,713 and $137,925 as of December 31, 2022 and December 31, 2021, respectively)	$355,234	$138,475
Cash and cash equivalents	8,355	114,849
Receivables:
Interest receivable	2,436	114
Prepaid expenses and other assets	193	101

Total Assets	$366,218	$253,539

Liabilities:
Credit facility (net of deferred financing costs of $83 and $116 as of December 31, 2022 and December 31, 2021, respectively)	$(83)	$112,884
Payables:
Management fee payable, net (Note 4)	851	247
Interest payable	366	99
Directors fee payable	24	21
Accrued other general and administrative expenses	552	194

Total Liabilities	$1,710	$113,445

Commitments and contingencies (Note 6)

Net Assets:
Common Shares, $0.001 par value; 1,000,000 shares authorized; 373,705 and 140,620 as of December 31, 2022 and December 31, 2021, respectively issued and outstanding	$—	$—
Additional paid-in capital	372,367	139,949
Total distributable earnings (accumulated deficit)	(7,859)	145

Total Net Assets	$364,508	$140,094

Total Liabilities and Net Assets	$366,218	$253,539

Net Asset Value Per Common Share	$975.39	$996.26

The accompanying notes are an integral part of these financial statements.

COMMONWEALTH CREDIT PARTNERS BDC I, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(amounts in thousands except share and per share data)

	For the Year Ended December 31, 2022	For the Period January 15, 2021 (Inception Date) through December 31, 2021
Income:
Investment income from non-controlled, non-affiliated investments:
Interest income	$24,068	$1,633
Fee income	339	77

Total Investment Income	24,407	1,710
Expenses:
Management fees	2,716	444
Interest expense	2,862	208
Professional fees	489	227
Directors fees	103	51
Amortization of offering costs	90	78
Organizational expenses	—	475
Other general and administrative expenses	873	258

Total Expenses	7,133	1,741
Less: Management fee waiver (Note 4)	(120)	(131)

Net expenses	7,013	1,610

Net Investment Income (Loss)	17,394	100

Realized and unrealized gains (losses) on investments and foreign currency transactions
Net realized gains (losses):
Non-controlled, non-affiliated investments	50	19

Total net realized gains (losses)	50	19

Net change in unrealized gains (losses):
Non-controlled, non-affiliated investments	(8,030)	550

Total net change in unrealized gains (losses)	(8,030)	550

Total realized and unrealized gains (losses)	(7,980)	569

Net Increase (Decrease) in Net Assets Resulting from Operations	$9,414	$669

Per Common Share Data:
Basic and diluted net investment income/(loss) per common share	$85.40	$2.94

Basic and diluted net increase/(decrease) in net assets resulting from operations per common share	$46.22	$19.70

Weighted Average Common Shares Outstanding—Basic and Diluted	203,688	33,958

The accompanying notes are an integral part of these financial statements.

COMMONWEALTH CREDIT PARTNERS BDC I, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
(amounts in thousands except share and per share data)

	For the Year Ended December 31, 2022	For the Period January 15, 2021 (Inception Date) through December 31, 2021
Increase (Decrease) in Net Assets Resulting from Operations:
Net investment income (loss)	$17,394	$100
Net realized gains (losses) on investments	50	19
Net change in unrealized gains (losses) on investments	(8,030)	550

Net Increase (Decrease) in Net Assets Resulting from Operations	9,414	669

Decrease in Net Assets Resulting from Stockholder Distributions
Distributions from net investment income	(17,418)	(575)

Net Decrease in Net Assets Resulting from Stockholder Distributions	(17,418)	(575)

Increase in Net Assets Resulting from Capital Share Transactions
Issuance of common shares	215,000	140,000
Reinvestment of distributions	17,418	—

Net Increase in Net Assets Resulting from Capital Share Transactions	232,418	140,000

Total Increase (Decrease) in Net Assets	224,414	140,094
Net Assets, Beginning of Period	140,094	—

Net Assets, End of Period	$364,508	$140,094

The accompanying notes are an integral part of these financial statements.

COMMONWEALTH CREDIT PARTNERS BDC I, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands)

	For the Year Ended December 31, 2022	For the Period January 15, 2021 (Inception Date) through December 31, 2021
Cash Flows from Operating Activities:
Net increase (decrease) in net assets resulting from operations	$9,414	$669
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Net realized (gains)/losses on investments	(50)	(19)
Net change in unrealized (gains)/losses on investments	8,030	(550)
Net accretion of discount on investments	(863)	(75)
Purchases of portfolio investments	(242,826)	(141,630)
Amortization of deferred financing costs	33	6
Sales or repayments of portfolio investments	18,950	3,799
Increase/(decrease) in operating assets and liabilities:
(Increase)/decrease in interest and dividends receivable	(2,322)	(114)
(Increase)/decrease in prepaid expenses and other assets	(92)	(101)
Increase/(decrease) in management fees payable, net	604	247
Increase/(decrease) in interest payable	267	99
Increase/(decrease) in directors fee payable	3	21
Increase/(decrease) in accrued other general and administrative expenses	358	194

Net cash provided by (used in) operating activities	(208,494)	(137,454)

Cash Flows provided by (used in) Financing Activities:
Borrowings on credit facility	366,100	216,200
Payments on credit facility	(479,100)	(103,200)
Deferred financing costs paid	—	(122)
Distributions paid in cash	—	(575)
Proceeds from issuance of common stock	215,000	140,000

Net cash provided by (used in) financing activities	102,000	252,303

Net increase /(decrease) in cash and cash equivalents	(106,494)	114,849
Cash and cash equivalents, beginning of period	114,849	—

Cash and cash equivalents, end of period	$8,355	$114,849

Supplemental and Non-Cash Information:
Interest paid during the period	$2,595	$109
Reinvestment of distributions during the period	$17,418	$—
The accompanying notes are an integral part of these financial statements.

COMMONWEALTH CREDIT PARTNERS BDC I, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
(amounts in thousands, except per share data)
December 31, 2022

Portfolio Company (3)(7)	Industry	Spread Above Index	Interest Rate	Maturity Date	Principal / Shares	Amortized Cost	Fair Value	Percentage of Net Assets (2)
Debt Investments
First Lien Senior Secured (5)
190 Octane Financing - Delayed Draw Loan (4)(8)(9)	Consumer Services	SOFR + 6.50% (1.00% floor)	11.07%	5/10/2027	$2,734	$2,678	$2,656	0.7%
190 Octane Financing -Revolving Credit Line (4)(8)(9)	Consumer Services	SOFR + 6.50% (1.00% floor)	11.07%	5/10/2027	—	(20)	(29)	0.0%
190 Octane Financing - Term Loan (9)	Consumer Services	SOFR + 6.50% (1.00% floor)	11.07%	5/10/2027	8,519	8,364	8,305	2.3%
Abea Acquisition, Inc. - Delayed Draw Loan	Consumer Services	L + 6.50% (1.00% floor)	10.89%	11/30/2026	1,513	1,490	1,457	0.4%
Abea Acquisition, Inc. - Term Loan	Consumer Services	L + 6.50% (1.00% floor)	10.89%	11/30/2026	12,056	11,883	11,610	3.2%
AccessOne Medcard, Inc. - Term Loan	Health Care Technology	L + 6.00% (0.50% floor)	10.39%	8/20/2026	11,847	11,689	11,503	3.2%
Aurora Solutions LLC - Delayed Draw Loan (4)(8)(9)	Diversified Financials	SOFR + 6.00% (0.75% floor)	10.46%	12/31/2027	3,319	3,251	3,087	0.8%
Aurora Solutions LLC -Revolving Credit Line (4)(8)(9)	Diversified Financials	SOFR + 6.00% (0.75% floor)	10.46%	12/31/2027	511	495	468	0.1%
Aurora Solutions LLC - Term Loan (9)	Diversified Financials	SOFR + 6.00% (0.75% floor)	10.46%	12/31/2027	9,502	9,378	9,189	2.5%
Bradford Health Services -Delayed Draw Term Loan (4)(8)	Health Care Equipment & Services	SOFR + 6.00% (1.00% floor)	10.74%	10/27/2024	—	(69)	(189)	-0.1%
Bradford Health Services - Term Loan	Health Care Equipment & Services	SOFR + 6.00% (1.00% floor)	10.74%	10/27/2028	13,195	12,935	12,865	3.5%
CheckedUp -Revolving Credit Line (4)(8)	Technology Hardware & Equipment	SOFR + 5.50% (1.00% floor)	9.96%	10/20/2027	377	345	339	0.1%
CheckedUp - Delayed Draw Term Loan (4)(8)	Technology Hardware & Equipment	SOFR + 5.50% (1.00% floor)	9.96%	10/20/2027	705	670	645	0.2%
CheckedUp - Term Loan	Technology Hardware & Equipment	SOFR + 5.50% (1.00% floor)	9.96%	10/20/2027	9,166	9,010	8,984	2.5%
CreditAssociates, LLC -Revolving Credit Line (4)(8)	Diversified Financials	L + 7.00% (1.00% floor)	11.39%	3/29/2027	—	(17)	(41)	0.0%
CreditAssociates, LLC - Term Loan	Diversified Financials	L + 7.00% (1.00% floor)	11.39%	3/29/2027	22,898	22,540	22,074	6.1%
JG Wentworth -Term Loan (1)(9)	Diversified Financials	SOFR + 7.50% (1.00% floor)	11.97%	11/30/2027	7,667	7,515	7,514	2.1%
Kent Water Sports Holdings, LLC - Delayed Draw Loan	Consumer Durables & Apparel	L + 7.00% (1.00% floor)	11.77%	12/31/2025	16,164	15,962	14,434	4.0%
MerchantWise Solutions, LLC -Delayed Draw Loan (4)(8)(9)	Software & Services	SOFR + 6.00% (0.75% floor)	10.59%	6/1/2028	2,081	2,007	1,973	0.5%
MerchantWise Solutions, LLC -Revolving Credit Line (4)(8)(9)	Software & Services	SOFR + 6.00% (0.75% floor)	10.59%	6/1/2028	—	(28)	(54)	0.0%
MerchantWise Solutions, LLC -Term Loan (9)	Software & Services	SOFR + 6.00% (0.75% floor)	10.59%	6/1/2028	12,277	12,051	11,847	3.3%
Narcote, LLC - Revolving Credit Line (1)(4)(8)(9)	Industrials	SOFR + 7.00% (1.00% floor)	11.47%	3/30/2027	871	850	854	0.2%
Narcote, LLC - Term Loan (1)(9)	Industrials	SOFR + 7.00% (1.00% floor)	11.47%	3/30/2027	3,216	3,166	3,177	0.9%
Narcote, LLC - Term Loan (1)(9)	Industrials	SOFR + 7.00% (1.00% floor)	11.47%	3/30/2027	5,360	5,276	5,295	1.5%
Nuspire, LLC - Delayed Draw Loan (4)(8)(9)	Software & Services	SOFR + 5.75% (1.00% floor)	10.21%	5/25/2027	—	(39)	(198)	-0.1%

COMMONWEALTH CREDIT PARTNERS BDC I, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS  (CONTINUED)
(amounts in thousands, except per share data)
December 31, 2022

Portfolio Company (3)(7)	Industry	Spread Above Index	Interest Rate	Maturity Date	Principal / Shares	Amortized Cost	Fair Value	Percentage of Net Assets (2)
Nuspire, LLC - Revolving Credit Line (4)(8)(9)	Software & Services	SOFR + 5.75% (1.00% floor)	10.21%	5/25/2027	$—	$(15)	$(40)	0.0%
Nuspire, LLC - Term Loan (9)	Software & Services	SOFR + 5.75% (1.00% floor)	10.21%	5/25/2027	7,000	6,873	6,685	1.8%
OneCare Media, LLC - Term Loan D	Media	L + 6.50% (1.00% floor)	10.89%	9/29/2026	957	938	936	0.3%
OneCare Media, LLC -Revolving Credit Line (4)(8)	Media	L + 6.50% (1.00% floor)	10.89%	9/29/2026	—	(31)	(45)	0.0%
OneCare Media, LLC -Term Loan A	Media	L + 6.50% (1.00% floor)	10.89%	9/29/2026	11,389	11,210	11,139	3.1%
OneCare Media, LLC - Term Loan B	Media	L + 6.50% (1.00% floor)	10.89%	9/29/2026	2,526	2,482	2,470	0.7%
OneCare Media, LLC - Term Loan C	Media	L + 6.50% (1.00% floor)	10.89%	9/29/2026	1,577	1,548	1,543	0.4%
Peak Technologies -Term Loan	Software & Services	SOFR + 6.25% (1.00% floor)	10.61%	7/22/2027	28,725	28,114	27,720	7.6%
PJW Ultimate Holdings LLC - Delayed Draw Term Loan (4)(8)	Consumer Services	L + 6.00% (1.00% floor)	10.39%	11/17/2026	3,561	3,495	3,433	0.9%
PJW Ultimate Holdings LLC -Revolving Credit Line (4)(8)	Consumer Services	L + 6.00% (1.00% floor)	10.39%	11/17/2026	214	181	150	0.0%
PJW Ultimate Holdings LLC -Term Loan	Consumer Services	L + 6.00% (1.00% floor)	10.39%	11/17/2026	9,766	9,608	9,473	2.6%
Raven Engineered Films, Inc. -Revolving Credit Line (4)(8)(9)	Industrials	SOFR + 7.00% (1.00% floor)	11.47%	4/29/2027	—	(65)	(113)	0.0%
Raven Engineered Films, Inc. -Term Loan (9)	Industrials	SOFR + 7.00% (1.00% floor)	11.47%	4/29/2027	22,055	21,658	21,393	5.9%
Rushmore Intermediate -Delayed Draw Loan (4)(8)	Health Care Equipment & Services	L + 7.00% (0.75% floor)	11.77%	11/1/2027	877	858	829	0.2%
Rushmore Intermediate - Revolving Credit Line (4)(8)	Health Care Equipment & Services	L + 7.00% (0.75% floor)	11.77%	11/1/2027	—	(22)	(48)	0.0%
Rushmore Intermediate -Term Loan	Health Care Equipment & Services	L + 7.00% (0.75% floor)	11.77%	11/1/2027	12,096	11,891	11,661	3.2%
S4T Holdings Corp. - Delayed Draw Loan (4)(8)(9)	Commercial & Professional Services	SOFR + 6.00% (1.00% floor)	10.47%	12/28/2026	—	(62)	(155)	0.0%
S4T Holdings Corp. - Term Loan (9)	Commercial & Professional Services	SOFR + 6.00% (1.00% floor)	10.47%	12/28/2026	26,021	25,592	25,501	7.0%
Select Rehabilitation - Term Loan	Health Care Providers & Services	SOFR + 8.50% (1.00% floor)	13.19%	10/19/2027	20,100	19,608	19,517	5.4%
The Smilist Management, Inc. -Delayed Draw Loan A	Health Care Providers & Services	SOFR + 6.50% (1.00% floor)	10.86%	12/23/2025	2,743	2,710	2,620	0.7%
The Smilist Management, Inc. -Delayed Draw Loan B	Health Care Providers & Services	SOFR + 6.50% (1.00% floor)	10.86%	12/23/2025	5,842	5,770	5,580	1.5%
The Smilist Management, Inc. -Delayed Draw Loan c (4)(8)	Health Care Providers & Services	SOFR + 6.50% (1.00% floor)	10.86%	12/23/2025	787	751	579	0.2%
The Smilist Management, Inc. -Revolving Credit Line (4)(8)	Health Care Providers & Services	L + 6.00% (1.00% floor)	10.39%	12/23/2025	—	(6)	(25)	0.0%
The Smilist Management, Inc. -Term Loan	Health Care Providers & Services	SOFR + 6.50% (1.00% floor)	10.86%	12/23/2025	4,946	4,888	4,723	1.3%
VardimanBlack Holdings LLC -Delayed Draw Loan (4)(8) (9)	Health Care Equipment & Services	SOFR + 7.00% (0.50% floor)	11.46%	3/18/2027	6,802	6,739	6,632	1.8%

COMMONWEALTH CREDIT PARTNERS BDC I, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS  (CONTINUED)
(amounts in thousands, except per share data)
December 31, 2022

Portfolio Company (3)(7)	Industry	Spread Above Index	Interest Rate	Maturity Date	Principal / Shares	Amortized Cost	Fair Value	Percentage of Net Assets (2)
VardimanBlack Holdings LLC -Delayed Draw Loan 1st Amend (4)(8)(9)	Health Care Equipment & Services	SOFR + 7.00% (0.50% floor)	11.46%	3/18/2027	$9,851	$9,735	$9,573	2.6%
VardimanBlack Holdings LLC - Term Loan (9)	Health Care Equipment & Services	SOFR + 7.00% (0.50% floor)	11.46%	3/18/2027	8,187	8,112	7,982	2.2%
Vecta Environmental Services - Delayed Draw Term Loan (4)(8)	Commercial & Professional Services	SOFR + 6.25% (1.00% floor)	10.99%	12/30/2027	—	(25)	(49)	0.0%
Vecta Environmental Services - Revolving Credit Line (4)(8)	Commercial & Professional Service	SOFR + 6.25% (1.00% floor)	10.71%	12/30/2027	124	106	106	0.0%
Vecta Environmental Services - Term Loan	Commercial & Professional Service	SOFR + 6.25% (1.00% floor)	10.99%	12/30/2027	8,160	7,997	7,997	2.2%
Whitestone Home Furnishings, LLC - Term Loan	Consumer Durables & Apparel	L + 9.00% (1.00% floor)	10.39%	8/20/2026	15,379	15,140	14,287	3.9%
Wilnat, Inc. - Revolving Credit Line (4)(8)	Capital Goods	L + 6.00% (1.00% floor)	10.39%	12/29/2026	—	(20)	—	0.0%
Wilnat, Inc. - Term Loan	Capital Goods	L + 6.00% (1.00% floor)	10.39%	12/29/2026	12,222	12,018	12,222	3.4%

Total First Lien Senior Secured					365,885	359,158	352,041	96.8%

Total Debt Investments					365,885	359,158	352,041	96.8%

Equity Investments
Preferred Equity
Atlas US Holdings, LP -Class B-2 Units (6)	Diversified Financials	NA	NA	NA	857,787	$873	$700	0.2%
TVG OCM III (FT) Blocker, LLC - Class B Units (6)	Media	NA	NA	NA	706	706	997	0.3%

Total Preferred Equity						1,579	1,697	0.5%

Common Equity
190 Octane Holdings, LLC - series A-1 units (6)(10)	Consumer Services	NA	NA	NA	223,551	$377	$420	0.1%
Rushmore Lender Co-Invest Blocker, LLC - Common Stock (6)	Health Care Equipment & Services	NA	NA	NA	537,606	539	481	0.1%
Sea-K Investors, LLC -Class A Units (6)(10)	Consumer Durables & Apparel	NA	NA	NA	333,730	733	205	0.1%
Vistria ESS Holdings, LLC -Equity (6)	Commercial & Professional Services	NA	NA	NA	326	327	390	0.1%

Total Common Equity						1,976	1,496	0.4%

Total Equity Investments						3,555	3,193	0.9%

Total Investments						$362,713	355,234	97.7%

Liabilities in Excess of Other Assets							9,274	2.3%

Net Assets							$364,508	100.0%

COMMONWEALTH CREDIT PARTNERS BDC I, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS  (CONTINUED)
(amounts in thousands, except per share data)
December 31, 2022

(1)
The Company deemed this asset to be a
“non-qualifying
asset” under Section 55(a) of the Investment Company Act of 1940, as amended. Qualifying assets must represent at least 70.0% of the Company’s total assets at the time of acquisition of any additional non-qualifying
assets. As of December 31, 2022, 4.60% of the Company’s total assets are represented by investments at fair value that are considered non-qualifying
assets.

(2)	Percentages are based on net assets as of December 31, 2022.
(3)
The fair value of investments with respect to securities for which market quotations are not readily available are valued using significant unobservable inputs (See Note 3 - Fair Value of Financial Instruments).

(4)
The Company has various unfunded commitments to portfolio companies. Please refer to Note 6 -Commitments and Contingencies for details of these unfunded commitments. The negative cost, if applicable, is the result of the capitalized discount or unfunded commitment being greater than the principal amounts outstanding on the loan. The negative fair value, if applicable, is the result of the capitalized discount or unfunded commitment on the loan.

(5)
The majority of the investments bear interest at a rate that may be determined by reference to London Interbank Offered Rate (“LIBOR” or “L”) or Secured Overnight Financing Rate (“SOFR”) and which reset monthly, quarterly, semiannually, or annually. For each, the Company has provided the spread over the reference rate and the current interest rate in effect at the reporting date. As of December 31, 2022, the reference rates for the Company’s variable rate loans were the 1 mo. LIBOR at
4.39
%, the
3
mo. LIBOR at
4.77
%, the 1 mo. SOFR at 4.36%, and the 3 mo. SOFR at 4.59%. Certain investments are subject to an interest rate floor. For fixed rate loans, a spread above a reference rate is not applicable.

(6)	Equity and member interests are non-income-producing unless otherwise noted.
(7)	All investments domiciled in the United States unless otherwise noted.
(8)
Investment has undrawn commitments. Unamortized fees are classified as unearned income which reduces cost basis, which may result in a negative cost basis. A negative fair value may result from the unfunded commitment being valued below par or amortized cost.

(9)
Positions that have a SOFR reference rate, from time to time have an additional spread adjustment. This spread adjustment ranges from 0% -0.21% depending on the contractual arrangement. These spread adjustments have been included in the all-in
rate shown.

(10)	Ownership of this investment is through a wholly-owned and consolidated subsidiary.
The accompanying notes are an integral part of these consolidated financial statements.

COMMONWEALTH CREDIT PARTNERS BDC I, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS  (CONTINUED)
(amounts in thousands, except per share data)
December 31, 2022

The following table shows the portfolio composition by industry grouping based on fair value at December 31, 2022:

	At December 31, 2022
	Investments at	Percentage of
Industry	Fair Value	Total Portfolio
Health Care Equipment & Services	$69,303	19.6%
Software & Services	47,933	13.6
Diversified Financials	42,991	12.1
Industrials	38,660	10.9
Consumer Services	37,475	10.5
Consumer Durables & Apparel	28,926	8.1
Commercial & Professional Services	25,736	7.2
Media	17,040	4.8
Health Care Providers & Services	13,477	3.8
Capital Goods	12,222	3.4
Health Care Technology	11,503	3.2
Technology Hardware & Equipment	9,968	2.8

	$355,234	100%

The accompanying notes are an integral part of these financial statements.

COMMONWEALTH CREDIT PARTNERS BDC I, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS AS
OF DECEMBER 31, 2021
(amounts in thousands, except per share data)

Portfolio Company (1)(3)(7)	Industry	Interest Rate	Maturity Date	Principal / Shares	Amortized Cost	Fair Value	Percentage of Net Assets (2)

Debt Investments
First Lien Senior Secured (5)
Abea Acquisition, Inc. —Term Loan	Consumer Services	L + 6.50% (1.00% floor)	11/30/2026	$12,178	$11,968	$11,965	8.5%
Abea Acquisition, Inc. —Delayed Draw Loan (4) (8)	Consumer Services	L + 6.50% (1.00% floor)	11/30/2026	—	(11)	(27)	0.0%
AccessOne Medcard, Inc.—Term Loan	Health Care Technology	L + 6.00% (0.50% floor)	8/20/2026	13,134	12,917	13,134	9.4%
Aurora Solutions LLC —Revolving Credit Line (4) (8)	Diversified Financials	SOFR + 6.00% (0.75% floor)	12/31/2027	383	364	364	0.3%
Aurora Solutions LLC —Term Loan	Diversified Financials	SOFR + 6.00% (0.75% floor)	12/31/2027	9,574	9,430	9,430	6.7%
Aurora Solutions LLC —Delayed Draw Loan (4) (8)	Diversified Financials	SOFR + 6.00% (0.75% floor)	12/31/2027	—	(53)	(105)	-0.1%
Kent Water Sports Holdings, LLC— Delayed Draw Loan (4)(8)	Consumer Durables & Apparel	L + 7.00% (1.00% floor)	12/31/2025	12,950	12,675	12,736	9.1%
OneCare Media, LLC —Revolving Credit Line (4) (8)	Media	L + 6.50% (1.00% floor)	9/29/2026	—	(39)	(21)	0.0%
OneCare Media, LLC —Term Loan	Media	L + 6.50% (1.00% floor)	9/29/2026	11,997	11,768	11,877	8.5%
PJW Ultimate Holdings LLC— Revolving Credit Line (4)(8)	Consumer Services	L + 6.00% (1.00% floor)	11/17/2026	856	814	813	0.6%
PJW Ultimate Holdings LLC— Term Loan	Consumer Services	L + 6.00% (1.00% floor)	11/17/2026	10,696	10,487	10,482	7.5%
PJW Ultimate Holdings LLC— Delayed Draw Term Loan (4)(8)	Consumer Services	L + 6.00% (1.00% floor)	11/17/2026	—	(42)	(86)	-0.1%
Rushmore Intermediate— Revolving Credit Line (4) (8)	Health Care Equipment & Services	L + 7.00% (0.75% floor)	11/1/2027	—	(26)	(23)	0.0%
Rushmore Intermediate— Term Loan	Health Care Equipment & Services	L + 7.00% (0.75% floor)	11/1/2027	12,096	11,860	11,887	8.5%
Rushmore Intermediate— Delayed Draw Loan (4) (8)	Health Care Equipment & Services	L + 7.00% (0.75% floor)	11/1/2027	—	(13)	(23)	0.0%
S4 T Holdings Corp. —Term Loan	Commercial & Professional Services	SOFR + 6.00% (1.00% floor)	12/28/2026	26,284	25,759	25,758	18.4%
S4 T Holdings Corp. —Delayed Draw Loan (4) (8)	Commercial & Professional Services	SOFR + 6.00% (1.00% floor)	12/28/2026	—	(77)	(155)	-0.1%
Whitestone Home Furnishings, LLC —Term Loan	Consumer Durables & Apparel	L + 6.00% (1.00% floor)	8/20/2026	15,695	15,398	15,476	11.0%
Wilnat, Inc.— Revolving Credit Line (4) (8)	Capital Goods	L + 6.00% (1.00% floor )	12/29/2026	370	346	346	0.2%
Wilnat, Inc.—Term Loan	Capital Goods	L + 6.00% (1.00% floor)	12/29/2026	12,345	12,098	12,098	8.6%

Total First Lien Senior Secured					135,623	135,926	97.0%

Total Debt Investments					135,623	135,926	97.0%

Equity Investments
Preferred Equity
TVG OCM III (FT) Blocker, LLC— Class B Units (6)	Media	NA	NA	706	706	937	0.7%

Total Preferred Equity				706	706	937	0.7%

Portfolio Company (1)(3)(7)	Industry	Interest Rate	Maturity Date	Principal / Shares	Amortized Cost	Fair Value	Percentage of Net Assets (2)
Common Equity
Rushmore Lender Co-Invest Blocker, LLC—Common Stock (6)	Health Care Equipment & Services	NA	NA	537,606	$538	$554	0.4%
Sea-K Investors, LLC—Class A Units (6)	Consumer Durables & Apparel	NA	NA	333,730	732	732	0.5%
Vistria ESS Holdings, LLC— Equity (6)	Commercial & Professional Services	NA	NA	326	326	326	0.2%

Total Common Equity					1,596	1,612	1.1%

Total Equity Investments					2,302	2,549	1.8%

Total Investments					$137,925	$138,475	98.8%

Liabilities in Excess of Other Assets						1,619	1.2%

Net Assets						$140,094	100.0%

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
(3)
The fair value of investments with respect to securities for which market quotations are not readily available are valued using significant unobservable inputs (See Note 3 – Fair Value of Financial Instruments).

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
(8)
Investment had undrawn commitments. Unamortized fees are classified as unearned income which reduces cost basis, which may result in a negative cost basis. A negative fair value may result from the unfunded commitment being valued below par or amortized cost.

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
CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages, and as otherwise indicated)
December 31, 2022
Note 1—Organization
Commonwealth Credit Partners BDC I, Inc. (the “Company”) is an externally managed, non-diversified,
closed-end
management investment company that has elected to be regulated as a business development company (a “BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”) and has elected to be treated for U.S. federal income tax purposes, and intends to qualify annually as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). The Company was formed on January 15, 2021 (Inception Date) as a Delaware corporation. The Company commenced investment operations on August 17, 2021.
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
On February 7, 2022, the Company established CCP BDC California LLC, a California limited liability company that is a disregarded entity for tax purposes, which has been established to acquire investments in the State of California, as required by California law. Prior to February 7, 2022 and through this date, financial information presented represents Commonwealth Credit Partners BDC I, Inc. only.
Note 2—Summary of Significant Accounting Policies
Basis of Presentation
The Company’s consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the U.S. (“GAAP”). The Company is an investment company following accounting and reporting guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification Topic 946,
Financial Services—Investment Companies
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
10-K
and Regulation
S-X.
The Company is an investment company and accordingly applies specific accounting and financial reporting requirements under ASC 946 Accounting Standards Topic 946,
Financial Services-Investment Companies
.
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
Investments” are defined as investments that are neither Control Investments nor Affiliated Investments. As of December 31, 2022 and as of December 31, 2021, the Company did not “control” and was not an “affiliated person” of any of its portfolio companies, each as defined in the 1940 Act.
Cash and Cash Equivalents
Cash and cash equivalents include cash held in banks and short-term, liquid investments in a money market deposit account. Cash and cash equivalents are carried at cost which approximates fair value. The Company deposits at financial institutions for its cash and cash equivalents may exceed FDIC insured limits under applicable law.
The Company considers all highly liquid investments with a maturity of three months or less, when acquired, to be cash equivalents. As of December 31, 2022, the Company held cash and cash equivalents in the form of money market fund shares held in First American Government Obligations Fund with a fair value of $3.8 million representing 1.04% of the Company’s net assets. As of December 31, 2021, the Company did not hold any money market fund shares. Cash equivalents in the form of money market fund shares are valued at their reported net asset value (generally $1 per share) on the measurement date, and are categorized within Level 1 of the fair value hierarchy under ASC 820, as inputs in the valuation are observable.
Organizational Expenses and Offering Costs
Organizational expenses consist of costs incurred to establish the Company and enable it legally to do business. Organization costs are expensed as incurred. Offering costs consist of costs incurred in connection with the offering of Common Stock of the Company. Offering costs are capitalized as a deferred charge and amortized to expense on a straight-line basis over 12 months from the inception date. Offering costs expensed for the year ended December 31, 2022 and for the period January 15, 2021 (Inception Date) through December 31, 2021 were

$0.09 million and $0.08 million, respectively. As of December 31, 2022 and December 31, 2021, offering costs deferred were $0 and $0.09 million, respectively, and are recorded in prepaid expenses and other assets on the Consolidated Statement of Assets and Liabilities.
The Company will bear the organizational expenses and offering costs incurred in connection with the formation of the Company and the offering of shares of its Common Stock, including the out-of-pocket
expenses of the Investment Adviser and its agents and affiliates. In addition, the Company will reimburse the Investment Adviser for the organizational expenses and offering costs it incurs on the Company’s behalf. For the year ended December
31
,
2022
and for the period January
15
,
2021
(Inception Date) through December
31
,
2021
, the Company has incurred $
0
and $
0.48
 million, respectively, of organizational costs. If actual organizational expenses and offering costs incurred exceed $
0.75
 million, the Investment Adviser or its affiliate bear the excess costs.
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

Income Taxes
The Company has elected to be treated for federal income tax purposes as a RIC under Subchapter M of the Code. Generally, a corporation can qualify as a RIC if it distributes dividends for federal income tax purposes to stockholders in an amount generally equal to at least

% of “investment company taxable income,” as defined in the Code, and determined without regard to any deduction for dividends paid. Distributions declared prior to the filing of the previous year’s tax return and paid up to twelve months after the previous tax year can be carried back to the prior tax year in determining the distributions paid in such tax year. The Company intends to make sufficient distributions to maintain its ability to be subject to be taxed as a RIC each year. The Company will be subject to a
4.0
% nondeductible federal excise tax on certain undistributed income unless the Company distributes, in a timely manner as required by the Code, an amount at least equal to the sum of (1)
98.0
% of its respective net ordinary income earned for the calendar year and (2)
98.2
% of its respective capital gain net income for the
one-year
period ending October 31 in the calendar year, plus any net ordinary income or capital gain net income not distributed in previous years.
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
“Reference Rate Reform (Topic 848):
Facilitation of the Effects of Reference Rate Reform on Financial Reporting
” (“ASU
2020-04”).
The amendments in ASU
2020-04
provide optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The standard is effective as of March 12, 2020 through December 31, 2022. As of December 31, 2022, the adoption of this guidance did not have an impact on the Company’s consolidated financial statements.
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
The following table presents fair value measurements of investments, by major class, as of December 31, 2022, according to the fair value hierarchy:

	Fair Value Measurements
	Level 1	Level 2	Level 3	Totals
First Lien Senior Secured	$—	$—	$352,041	$352,041
Equity	—	—	3,193	3,193

Total	$—	$—	$355,234	$355,234

The following table presents fair value measurements of investments, by major class, as of December 31, 2021, according to the fair value hierarchy:

	Fair Value Measurements
	Level 1	Level 2	Level 3	Totals
First Lien Senior Secured	$—	$—	$135,926	$135,926
Equity	—	—	2,549	2,549

Total	$—	$—	$138,475	$138,475
The following table provides a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the year ended December 31, 2022:

	First Lien Senior Secured	Equity	Total
Balance as of December 31, 2021	$135,926	$2,549	$138,475
Purchases and other adjustments to cost	241,576	1,250	242,826
Sales and repayments	(18,950)	—	(18,950)
Net realized gains	50	—	50
Net change in unrealized appreciation on investments	(7,424)	(606)	(8,030)
Net accretion of discount on investments	863	—	863

Balance as of December 31, 2022	$352,041	$3,193	$355,234

Net change in unrealized appreciation for the period relating to those Level 3 assets that were still held by the Company at the end of the period:	$(7,424)	$(606)	$(8,030)

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
Significant Unobservable Inputs
The following table summarizes the significant unobservable inputs used to value Level 3 investments as of December 31, 2022. The table is not intended to be all-inclusive,
but instead identifies the significant unobservable inputs relevant to the determination of fair values.

Asset Category	Fair Value	Primary Valuation Technique	Unobservable Inputs	Selected Input Range				Weighted Average (a)
				Minimum		Maximum
First Lien Senior Secured	$352,041	Discounted Cash Flow	Discount Rate	9.8%		20.0%		12.5%
Equity	481	Market Comparables	Revenue Multiple	2.7	x	2.9	x	2.8	x
Equity	2,712	Market Comparables	EDBITDA Multiple	7.0	x	16.5	x	11.3	x

Total	$355,234

(a)	Weighted averages are calculated based on fair value of investments.
The following table summarizes the significant unobservable inputs used to value Level 3 investments as of December 31, 2021. The table is not intended to be all-inclusive,
but instead identifies the significant unobservable inputs relevant to the determination of fair values.

Asset Category	Fair Value	Primary Valuation Technique	Unobservable Inputs	Selected Input Range				Weighted Average (a)
				Minimum		Maximum
First Lien Senior Secured	$135,926	Discounted Cash Flow	Discount Rate	6.4%		9.6%		8.3%
Equity	554	Discounted Cash Flow	Discount Rate	8.6%		9.6%		9.1%
Equity	1,995	Market Comparables	LTM EBITDA	8.0	x	17.0	x	10.2	x

Total	$138,475

(a)	Weighted averages are calculated based on fair value of investments.
There were no significant changes in valuation approach or technique as of December 31, 2022 and December 31, 2021.

Level 3 inputs to the valuation methodology are unobservable and significant to overall fair value measurement. The inputs into the determination of fair value require significant management judgment or estimation. Financial instruments that are included in this category include investments in privately held entities where the fair value is based on unobservable inputs.
The income and market approaches were used in the determination of fair value of certain Level 3 assets as of December 31, 2022 and December 31, 2021. The significant unobservable inputs used in the income approach are the discount rate or market yield used to discount the estimated future cash flows expected to be received from the underlying investment, which include both future principal and interest payments and any other end of term fees, as applicable. Included in the consideration and selection of discount rates are factors such as risk of default, interest rate risk, and changes in credit quality. The significant unobservable inputs used in the market approach are based on market comparable transactions and market multiples of publicly traded comparable companies. Increases or decreases in the valuation multiples in isolation may result in higher or lower fair value measurement, respectively, and increases or decreases in the discount rate in isolation may result in lower or higher fair value measurement, respectively.
As of December 31, 2022 and December 31, 2021, the Company had no portfolio companies on non-accrual
status. Refer to Note 2—Summary of Significant Accounting Policies—for additional details regarding the Company’s non-accrual
policy.
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
Operating Advisory Group, LLC (“OAG”), is a consulting firm that exclusively provides management consulting services, substantially all of which are provided to portfolio companies of Comvest Partners’ affiliated funds investing in a control equity strategy. The Company also engages OAG to provide assistance with certain discrete diligence and other matters in connection with the Company’s investing activities. For the year ended December 31, 2022 and for the period from January 15, 2021 (Inception Date) through December 31, 2021, OAG charged $11 and $5, respectively, for due diligence services which were paid by portfolio companies of the Company. In addition, for the year ended December 31, 2022, OAG charged the Company $2 for diligence expense which were paid by the Company. While neither the Company nor any of its affiliates or personnel own or share in any portion of the economics received by OAG, an affiliate of the Investment Adviser has been granted an option to acquire the shares of OAG’s parent company at a nominal value.
The Investment Adviser or its affiliates generally may pay operating expenses on behalf of the Company and are reimbursed. As of December 31, 2022, the Company had a payable of approximately $86, for expenses paid on its behalf.
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
Any Management Fees payable pursuant to the Investment Advisory Agreement will be calculated based on the Company’s Adjusted Average Assets Invested in respect of the most recently completed calendar quarter. Management Fees for any partial quarter will be appropriately prorated. For the avoidance of doubt, the quarterly Management Fees payable to the Investment Adviser shall be calculated based on the lower of the actual Adjusted Average Assets Invested as of the end of any quarter and the Target Adjusted Average Assets Invested for that quarter, as specifically set forth in the table below
.
The table set forth below shows the following quarterly fee percentages shall be payable with respect to the Company’s Target Adjusted Average Assets through the end of the Investment Period:

Quarter Ending	Quarter		Target Adjusted Average Assets Invested ($ in millions) 1	Quarterly Management Fee Percentage	Quarterly Dollar Amount ($ in millions) 2
September 30, 2021	1		$80	1%	0.2
December 31, 2021	2		$160	1%	0.4
March 31, 2022	3		$240	1%	0.6
June 30, 2022	4		$320	1%	0.8
September 30, 2022	5		$400	1%	1
December 31, 2022	6		$480	1%	1.2
March 31, 2023	7		$560	1%	1.4
June 30, 2023	8		$640	1%	1.6
September 30, 2023	9		$650	1%	1.625
December 31, 2023	10		$650	1%	1.625
March 31, 2024	11		$650	1%	1.625
June 30, 2024	12 and beyond	3	$650	1%	1.625

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
For the year ended December 31, 2022 and for the period January 15, 2021 (Inception Date) to December 31, 2021, the Company incurred $2.72 million and $0.44 million, respectively, in Management Fees under the Investment Advisory Agreement.
The Investment Adviser has chosen to voluntarily waive $0.12 million and $0.13 million of management fees earned in accordance with the Investment Advisory Agreement for the year ended December 31, 2022 and for the period January 15, 2021 (Inception Date) to December 31, 2021, respectively. Any fees waived under the Investment Advisory Agreement are not subject to reimbursement to the Investment Adviser.

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
For the year ended December 31, 2022 and for the period from January 15, 2021 (Inception Date) through December 31, 2021, there was no incentive fee earned and thus no amounts have been accrued.
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

The Administrator has hired a third-party
sub-administrator
to assist with the provision of administration services. For the year ended December 31, 2022 and for the period from January 15, 2021 (Inception Date) through December 31, 2021, the Company incurred $0.18 and $0.08 million, respectively, in administrative service fees under the administration agreement, payable to the sub-administrator.
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
The Goldman Credit Facility is uncommitted and matures on the earlier of (i) the date on which either the Company or lender provide written notice of termination to the other party and (ii) the date that is 30 days prior to the last date on which the Company may issue capital drawdowns to its investors. Under the Goldman Credit Facility, the Company is permitted to borrow up to the lesser of $130 million and the Borrowing Base. The “Borrowing Base” is based upon the unfunded capital commitments of certain subscribed investors in the Company that have been approved by Goldman Sachs and meet certain criteria. The advance rate for such investors is currently 90%. The Goldman Credit Facility contains certain customary affirmative and negative covenants and events of default. The Goldman Credit Facility b ears
 interest at a rate Term SOFR + 0.11448% + 2.70% per annum.
The weighted average annualized interest cost for all borrowings for the year ended December 31, 2022 was 5.08%, and the average daily debt outstanding for the same period was $53.49 million. The maximum debt outstanding for the year ended December 31, 2022 was $122 million.
The following table represents borrowings as of December 31, 2022:

	Total Aggregate Borrowing Capacity	Total Principal Outstanding (1)	Less Deferred Financing Costs	Amount per Statements of Assets and Liabilities
Goldman Credit Facility	$130,000	$0	$83	$(83)

Total	$130,000	$0	$83	$(83)

(1)	As of December 31, 2022, all principal borrowings had been repaid.

The following table represents interest and debt fees for the year ended December 31, 2022:

	For the Year Ended December 31, 2022
	Interest Rate (2)(3)	Interest Expense	Deferred Financing Costs (1)	Other Fees (1)
Goldman Credit Facility	SOFR + 0.11448% + 2.70%	$2,699	$33	$130

Total		$2,699	$33	$130

(1)	Amortization of deferred financing costs and other fees are included in interest expense on the statement of operations.
(2)	As of December 31, 2022, the 1-month SOFR rate was 4.36%.
(3)	Interest rate of Term SOFR plus 0.11448% plus 2.70%.
The following table represents borrowings as of December 31, 2021:

	Total Aggregate Borrowing Capacity	Total Principal Outstanding	Less Deferred Financing Costs	Amount per Statements of Assets and Liabilities
Goldman Credit Facility	$130,000	$113,000	$116	$112,884

Total	$130,000	$113,000	$116	$112,884

The following table represents interest and debt fees for the period January 15, 2021 (Inception Date) through December 31, 2021:

	For the Period January 15, 2021 (Inception Date) through December 31, 2021
	Interest Rate (2)(3)	Interest Expense	Deferred Financing Costs (1)	Other Fees (1)
Goldman Credit Facility	L+2.70% and SOFR + 0.11448% + 2.70%	$158	$6	$43

Total		$158	$6	$43

(1)	Amortization of deferred financing costs and other fees are included in interest expense on the statement of operations.
(2)	As of December 31, 2021, the 1-month SOFR rate was 0.05%.
(3)	Interest rate of LIBOR plus 2.70% until September 30, 2021, and a rate of SOFR plus 0.11448% plus 2.70 % thereafter.
At December 31, 2022 the Company did not have any outstanding balance on its secured borrowings. At December 31, 2021, the carrying amount of the Company’s secured borrowings approximated their fair value in accordance with ASC 820. As of December 31, 2021, the Company’s borrowings would be deemed to be Level 3, as defined in Note 3—Fair Value of Financial Instruments.

Note 6—Commitments and Contingencies
Commitments
In the ordinary course of business, the Company may enter into future funding commitments. As of December 31, 2022 and December 31, 2021, the Company had unfunded commitments on delayed draw term loans and revolving credit lines of $55.0 million and $31.9 million, respectively. The Company maintains sufficient cash on hand, unfunded Capital Commitments, and available borrowings from the Goldman Credit Facility to fund such unfunded commitments.
As of December 31, 2022, the Company’s unfunded commitments consisted of the following:

Portfolio Company Name	Investment Type	Commitment Type	Unfunded Commitments
190 Octane Financing	First Lien Senior Secured	Delayed Draw Loan	$400
190 Octane Financing	First Lien Senior Secured	Revolving Credit Line	1,142
Aurora Solutions LLC	First Lien Senior Secured	Delayed Draw Loan	3,702
Aurora Solutions LLC	First Lien Senior Secured	Revolving Credit Line	766
Bradford Health Services	First Lien Senior Secured	Delayed Draw Loan	7,539
CheckedUp	First Lien Senior Secured	Delayed Draw Loan	2,356
CheckedUp	First Lien Senior Secured	Revolving Credit Line	1,508
CreditAssociates, LLC	First Lien Senior Secured	Revolving Credit Line	1,167
MerchantWise Solutions, LLC	First Lien Senior Secured	Delayed Draw Loan	1,002
MerchantWise Solutions, LLC	First Lien Senior Secured	Revolving Credit Line	1,542
Narcote, LLC	First Lien Senior Secured	Revolving Credit Line	490
Nuspire, LLC	First Lien Senior Secured	Delayed Draw Loan	4,397
Nuspire, LLC	First Lien Senior Secured	Revolving Credit Line	879
OneCare Media, LLC	First Lien Senior Secured	Revolving Credit Line	2,056
PJW Ultimate Holdings LLC	First Lien Senior Secured	Delayed Draw Loan	682
PJW Ultimate Holdings LLC	First Lien Senior Secured	Revolving Credit Line	1,925
Raven Engineered Films, Inc	First Lien Senior Secured	Revolving Credit Line	3,770
Rushmore Intermediate	First Lien Senior Secured	Delayed Draw Loan	467
Rushmore Intermediate	First Lien Senior Secured	Revolving Credit Line	1,344
S4T Holdings Corp.	First Lien Senior Secured	Delayed Draw Loan	7,730
The Smilist Management, Inc.	First Lien Senior Secured	Delayed Draw Loan-C	3,842
The Smilist Management, Inc.	First Lien Senior Secured	Revolving Credit Line	549
VardimanBlack Holdings LLC	First Lien Senior Secured	Delayed Draw Loan-1st Amendment	1,258
Vecta Environmental Services	First Lien Senior Secured	Delayed Draw Loan	2,473
Vecta Environmental Services	First Lien Senior Secured	Revolving Credit Line	742
Wilnat, Inc.	First Lien Senior Secured	Revolving Credit Line	1,235

Total			$54,963

As of December 31, 2021, the Company’s unfunded commitments consisted of the following:

Portfolio Company Name	Investment Type	Commitment Type	Unfunded Commitments
Abea Acquisition, Inc.	First Lien Senior	Delayed Draw Loan	$1,522
Aurora Solutions LLC	First Lien Senior	Delayed Draw Loan	7,021
Aurora Solutions LLC	First Lien Senior	Revolving Credit Line	894
Kent Water Sport Holdings, LLC	First Lien Senior	Delayed Draw Loan	3,530
OneCare Media. LLC	First Lien Senior	Revolving Credit Line	2,056
PJW Ultimate Holdings, LLC	First Lien Senior	Delayed Draw Credit Line	4,279
PJW Ultimate Holdings, LLC	First Lien Senior	Revolving Credit Line	1,284
Rushmore Intermediate, LLC	First Lien Senior	Delayed Draw Loan	1,344
Rushmore Intermediate, LLC	First Lien Senior	Revolving Credit Line	1,344
S4T Holdings Corp.	First Lien Senior	Delayed Draw Loan	7,730
Wilnat, Inc.	First Lien Senior	Revolving Credit Line	864

Total			$31,868

The unrealized appreciation or depreciation associated with unfunded portfolio company commitments is recorded in the financial statements and reflected as an adjustment to the valuation of the related security in the Consolidated Schedule of Investments as of December 31, 2022 and December 31, 2021. The par amount of the unfunded portfolio company commitments is not recognized by the Company until the commitment is funded.
The credit agreements of the unfunded portfolio company commitments contain customary lending provisions which are subject to the portfolio company’s achievement of certain milestones. In instances where the underlying company experiences material adverse effects that would impact the financial condition or business outlook of the company, there is relief to the Company from funding obligations for previously made commitments. Unfunded portfolio company commitments may expire without being drawn upon, and therefore, do not necessarily represent future cash requirements or future earning assets for the Company. We believe that we maintain sufficient liquidity in the form of cash, financing capacity and undrawn capital commitments from our investors to cover any outstanding unfunded portfolio company commitments we may be required to fund.
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

Note 7—Capital
Investor Commitments
As of December 31, 2022, the Company had $656.6 million, in Capital Commitments, of which $301.6 million, were unfunded. As of December 31, 2021, the Company had $656.6 million, in Capital Commitments, of which $516.6 million, were unfunded.

Capital Drawdowns
The following table summarizes the total shares issued and proceeds related to capital drawdowns:

Share Issue Date	Shares Issued	Net Proceeds Received
May 6, 2022	59,892	$60,000
August 6, 2022	25,062	25,000
October 19, 2022	30,151	30,000
December 20, 2022	100,506	100,000

Total Shares Issued	215,611	$215,000

The following table summarizes the total shares issued through the Dividend Reinvestment Plan (“DRIP”):

Share Issue Date	Shares Issued	Net Proceeds
March 29, 2022	1,694	$1,687
June 28, 2022	2,826	2,831
September 28, 2022	4,152	4,142
December 28, 2022	8,802	8,758

	17,474	$17,418

The
 following table summarizes the total shares issued and proceeds related to capital drawdowns:

Share Issue Date	Shares Issued	Net Proceeds Received
June 14, 2021	1	$1
August 17, 2021	29,999	29,999
September 28, 2021	20,000	20,000
December 23, 2021	90,620	90,000

Total Shares Issued	140,620	$140,000

As of December 31, 2022 and December 31, 2021, 3,740 and 1,407, respectively, of the Company’s common shares were owned by Comvest Group Holdings SPV II LLC, a wholly owned subsidiary of an affiliate of Comvest Partners.
Distributions and Dividends
Distributions declared for the year ended December 31, 2022 and for the period ended December 31, 2021, totaled approximately $17.4 and $0.58 million, respectively.
The following table reflects distributions declared, per share by our Board for the current fiscal year to date:

Fiscal Year Ended	Date Declared	Record Date	Payment Date	Per Share Amount
December 31, 2022
First Quarter	March 28, 2022	March 28, 2022	March 29, 2022	$12.00
Second Quarter	June 27, 2022	June 27, 2022	June 28, 2022	$14.00
Third Quarter	September 27, 2022	September 27, 2022	September 28, 2022	$18.00
Fourth Quarter	December 27, 2022	December 27, 2022	December 28, 2022	$24.00

The following table reflects cash distributions, including dividends and returns of capital, if any, per share that have been declared by our Board for the 2021 fiscal period:

Fiscal Period Ended	Date Declared	Record Date	Payment Date	Per Share Amount
December 31, 2021
Fourth Quarter	December 8, 2021	December 8, 2021	December 16, 2021	$11.50
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
Note 8—Net Assets
The following table reflects the net assets activity for the year ended December 31, 2022:

	Common stock- shares	Common stock- par (1)	Additional paid in capital	Total distributable earnings (loss)	Total net assets
Balance as of December 31, 2021	140,620	$—	$139,949	$145	$140,094
Issuance of common stock, net of issuance costs	215,611	—	215,000	—	215,000
Reinvestment of distributions	17,474		17,418		17,418
Distributions to Stockholders				(17,418)	(17,418)
Net investment Income (loss)	—	—	—	17,394	17,394
Net realized gain (loss) from investment transactions	—	—	—	50	50
Net change in unrealized appreciation (depreciation) on investments	—	—	—	(8,030)	(8,030)
Tax reclassification of stockholders’ equity (See Note 11)	—	—			—

Balance as of December 31, 2022	373,705	$—	$372,367	$(7,859)	$364,508

(1)	Less than $1.

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
Note 9—Earnings Per Share
Basic earnings per share is computed by dividing earnings available to common stockholders by the weighted average number of shares outstanding during the period. Other potentially dilutive shares, and the related impact to earnings, are considered when calculating earnings per share on a diluted basis. As of December 31, 2022 and December 31, 2021, there are no dilutive securities. The following information sets forth the computation of the weighted average basic and diluted net decrease in net assets per share resulting from operations for the year ended December 31, 2022 and for period January 15, 2021 (Inception Date) to December 31, 2021.

	For the Year Ended December 31, 2022	For the Period January 15, 2021 (Inception Date) through December 31, 2021
Net increase (decrease) in net assets resulting from operations	$9,414	$669
Weighted average shares of common stock outstanding-basic and diluted	203,688	33,958
Earnings (loss) per share of common stock-basic and diluted	$46.22	$19.70

Note 10—Financial Highlights
The Company commenced investing operations on August 17, 2021. Net asset value, at the beginning of the period January 15, 2021 (Inception Date) to December 31, 2021 represents the initial price per share issued. The following is a schedule of financial highlights for the year ended December 31, 2022 and for period January 15, 2021 (Inception Date) to December 31, 2021:

	For the Year Ended December 31, 2022	For the Period January 15, 2021 (Inception Date) through December 31, 2021
Per Common Share Operating Performance
Net Asset Value, Beginning of Period	$996.26	$1,000.00
Results of Operations: (1)
Net Investment Income (Loss)	85.40	2.94
Net Realized and Unrealized Gain (Loss) on Investments	(38.27)	4.82

Net Increase (Decrease) in Net Assets Resulting from Operations	47.13	7.76

Distributions to Common Stockholders
Distributions from Net Investment Income	(68.00)	(11.50)

Net Decrease in Net Assets Resulting from Distributions	(68.00)	(11.50)

Net Asset Value, End of Period	$975.39	$996.26

Shares Outstanding, End of Period	373,705	140,620
Total Return (3)	4.75%	0.76%
Net assets, end of period	$364,508	$140,094
Ratio/Supplemental Data
Weighted-average shares outstanding	203,688	33,958
Ratio of net investment income (loss) to average net assets without waiver (2)	8.50%	(0.04%)
Ratio of net investment income (loss) to average net assets with waiver (2)	8.56%	0.36%
Ratio of total expenses to average net assets without waiver (2)(5)	3.51%	5.30%
Ratio of total expenses to average net assets with waiver (2)(5)	3.45%	4.90%
Asset Coverage Ratio (6)	N/A	224%
Portfolio turnover rate (4)	7.65%	4.00%

(1)	The per common share data was derived by using weighted average shares outstanding.
(2)	Ratios, excluding nonrecurring expenses, such as organization and offering costs, are annualized.
(3)
Total return is calculated assuming a purchase of shares of common stock at the current net asset value on the first day and a sale at the current net asset value on the last day of the period reported.

(4)	Portfolio turnover rate is calculated using the lesser of year-to-date purchases or sales over the average of the invested assets at fair value. Portfolio turnover rate is not annualized.
(5)	Ratio of total expenses to average net assets is calculated using total operating expenses over average net assets.
(6)	Asset coverage ratio is presented as of December 31, 2021. No debt is outstanding as of December 31, 2022.
Note 11. Federal Income Tax Matters

The Company has elected to be treated as a RIC under Subchapter M of the Code. As a result, the Company must distribute substantially all of its net taxable income each tax year as dividends to its stockholders. Accordingly, no provision for federal income tax has been made in the financial statements.

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
Permanent differences for financial reporting purposes related to the tax treatment of non-deductible
offering costs incurred. The following permanent differences were reclassified among the components of net assets for the year ended December 31, 2022 and for period January 15, 2021 (Inception date) to December 31, 2021:

	2022	2021

Increase/ (decrease) in Paid in Capital in Excess of Par	$—	$(51)
Increase/ (decrease) in Distributable Earnings (Losses)	$—	$51
Taxable income generally differs from net increase (decrease) in net assets resulting from operations for financial reporting purposes due to temporary and permanent differences in the recognition of income and expenses and generally excludes unrealized gain (loss) on investment transactions as investment gains and losses are not included in taxable income until they are realized.
The tax character of distributions paid during the year ended December 31, 2022 and for period January 15, 2021 (Inception date) to December 31, 2021 were as follows:

	Period ended December 31, 202 2	Year ended December 31, 202 1
Ordinary Income	$17,418	$575
Long-Term Capital Gains	—	—
Return of Capital	—	—
The tax basis components of distributable earnings/(accumulated losses) and reconciliation to accumulated earnings/(deficit) on a book basis for the year ended December 31, 2022 and for period January 15, 2021 (Inception date) to December 31, 2021 were as follows:

	2022	2021
Undistributed ordinary income—tax basis	$33	$38
Undistributed realized gains—tax basis	0	—
Net unrealized gain (loss) on investments	(7,479)	550
Other temporary differences	(413)	(443)

Total accumulated earnings (loss)—book basis	$(7,859)	$145

Capital losses in excess of capital gains earned in a tax year may generally be carried forward and used to offset capital gains, subject to certain limitations. Capital losses incurred by the Company are not subject to expiration and retain their character as either short-term or long-term capital losses. As of December 31, 2022, the Company does not have a capital loss carryforward.
Management has analyzed the Company’s tax positions taken on federal income tax returns for all open years (fiscal years 2021 and 2022) and has concluded that no provision for uncertain income tax positions is required in the Company’s financial statements.
Excise Tax
—Depending on the level of taxable income earned in a tax year, the Company may choose to carry forward taxable income in excess of current year dividend distributions into the next tax year and pay a
4.0
%

excise tax on such income, as required. To the extent that the Company determines that its estimated current year annual taxable income will be in excess of estimated current year dividend distributions for excise tax purposes, the Company accrues excise tax, if any, on estimated excess taxable income as taxable income is earned.
For tax purposes, the Company may elect to defer any portion of a post-October capital loss or late-year ordinary loss to the first day of the following fiscal year. As of December 31, 2022 and December 31, 2021, the Company elected to defer no ordinary losses. The Company did not
elect to defer any post-October capital losses or
late-year
ordinary losses as of December 31, 2022 and December 31, 2021.
As of December 31, 2022, the Federal tax cost of investments was $362,713 resulting in estimated gross unrealized gains and losses of $657 and $8,136, respectively. As of December 31, 2021, the Federal tax cost of investments was $137,925 resulting in estimated gross unrealized gains and losses of $550 and $0, respectively.
Note 12—Subsequent Events
The Company has evaluated subsequent events through the filing of this Form
10-K
and has determined that there have been no subsequent events that require recognition or disclosure in these consolidated financial statements except for the following:
Issuance of Common Stock
On March 1, 2023, the Company issued and sold 87,145 shares of its common stock at an aggregate purchase price of $85 million. The issuance of the shares of common stock was exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(a)(2) and Rule 506(b) of Regulation D thereof.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

As of December 31, 2022 (the end of the period covered by this report), we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic United States Securities and Exchange Commission filings is recorded, processed, summarized and reported within the time periods specified in the United States Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

(b) Report of Management on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, and for performing an assessment of the effectiveness of internal control over financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that (i) pertain to assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements.

Management performed an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2022 based upon the criteria in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on management’s assessment, management determined that our internal control over financial reporting was effective as of December 31, 2022.

Due to the Company’s status as an “emerging growth company” under the JOBS Act, the Company was not required to obtain an attestation report from the Company’s independent registered public accounting firm on the Company’s internal control over financial reporting as of December 31, 2022.

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

The business and affairs of the Company are managed under the direction and oversight of the Board. The Board consists of four members, three of whom are Independent Directors. The Board appoints the officers, who serve at the discretion of the Board. The responsibilities of the Board include oversight of the quarterly valuation of the Company’s assets, corporate governance activities, oversight of the Company’s financing arrangements and oversight of the Company’s investment activities.

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

Directors

Information regarding our Board is set forth below. The directors have been divided into two groups—Independent Directors and interested directors. Interested directors are “interested persons” of the Company as defined in Section 2(a)(19) of the 1940 Act. The address for each director is c/o Commonwealth Credit Partners BDC I, Inc., 360 S Rosemary, Suite 1700, West Palm Beach, FL, 33401.

Name	Age	Position(s)	Director Since
Independent Directors
Grainne M. Coen	50	Director, Chair of the Audit Committee	2021
Timothy Moran	59	Director, Chair of the Nominating & Governance Committee	2021
Morris D. Weiss	63	Director, Chair of the Valuation Committee	2021
Interested Director
Robert O’Sullivan	50	Director, Chairman of the Board and Chief Executive Officer	2021

Executive Officers Who Are Not Directors

Information regarding each of our executive officers who is not a director is as follows:

Name	Age	Position(s)
Cecilio M. Rodriguez	63	Chief Financial Officer
Jason Gelberd	50	Co-Chief Investment Officer
Greg Reynolds	53	Co-Chief Investment Officer
Salvatore Dona	34	Controller
Michael Altschuler	45	Secretary

The address for each executive officer is c/o Commonwealth Credit Partners BDC I, Inc., 360 S Rosemary, Suite 1700, West Palm Beach, FL, 33401.

Biographical Information

Directors

Each of our directors has demonstrated high character and integrity, superior credentials and recognition in his respective field and the relevant expertise and experience upon which to be able to offer advice and guidance to our management. Each of our directors also has sufficient time available to devote to our affairs, is able to work with the other members of the Board and contribute to our success and can represent the long-term interests of our Stockholders as a whole. We have selected our current directors to provide a range of backgrounds and experience to our Board. Set forth below is biographical information for each director, including a discussion of the director’s particular experience, qualifications, attributes or skills that led us to conclude, as of the date of this Annual Report on Form 10-K, that the individual should serve as a director, in light of our business and structure.

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

Interested Director

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

Savlatore Dona. Salvatore Dona is Controller of the Company. He is responsible for overseeing accounting and aspects of SEC reporting and management analysis for Comvest Partners. Prior to joining Comvest, Mr. Dona was an Audit Senior Manager at Deloitte where he focused on audits of mutual funds and private equity funds for the firm’s largest clients. He received a B.S. in Accounting from Marist College and an M.S. in Accountancy from the University of Notre Dame. Mr. Dona is also licensed as a CPA in Pennsylvania.

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

Compensation of Directors

The following table sets forth compensation of our directors for the year ended December 31, 2022.

Name	Fees Earned or Paid in Cash	All Other Compensation(2)	Total
Interested Directors(1)
Robert O’Sullivan	—	—	—
Independent Directors
Grainne M. Coen	$29,375	$—	$29,375
Timothy Moran	$27,750	$—	$27,750
Morris D. Weiss	$28,750	$—	$28,750

(1)	No compensation will be paid to directors who are “interested persons,” as that term is defined in the 1940 Act.
(2)	We do not maintain a stock or option plan, non-equity incentive plan or pension plan for our directors.

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

Compensation Committee Interlocks and Insider Participation

During fiscal year 2022 none of our executive officers served on the Board (or a compensation committee thereof or other board committee performing equivalent functions) of any entities that had one or more executive officers serve on our compensation committee or on our Board.

Compensation Committee Report

Currently, we do not compensate any of our executive officers, and as such we are not required to produce a report on executive officer compensation for inclusion in our annual report on Form 10-K.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of March 10, 2023, the beneficial ownership of each current director, our executive officers, each person known to us to beneficially own more than 5% of the outstanding shares, and the executive officers and trustees as a group. Percentage of beneficial ownership is based on 373,705 shares outstanding as of March 10, 2023. Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to the shares. Ownership information for those persons who beneficially own more than 5% of our shares is based upon filings by such persons with the SEC and other information obtained from such persons, if available. Unless otherwise indicated, we believe that each beneficial owner set forth in the table has sole voting and investment power over such shares. Unless otherwise indicated, the address for each executive officer is c/o Commonwealth Credit Partners BDC I, Inc., 360 S Rosemary, Suite 1700, West Palm Beach, FL, 33401.

Name	Type of Ownership	Number of Shares Owned	Percentage
Interested Directors
Robert O’Sullivan	—	—	—%
Independent Directors
Grainne M. Coen	—	—	—%
Timothy Moran	—	—	—%
Morris D. Weiss	—	—	—%
Executive Officers Who Are Not Directors
Cecilio M. Rodriguez	—	—	—%
Jason Gelberd	—	—	—%
Greg Reynolds	—	—	—%
Salvatore Dona	—	—	—%
Michael Altschuler	—	—	—%
All Directors and Executive Officers as a Group (10 persons)		—	—%
Five-Percent Stockholders
UAW Retiree Medical Benefits Trust (solely for the benefit of the GM Separate Retiree Account)(1)	Record	288,575.0	49.6%
UAW Retiree Medical Benefits Trust (solely for the benefit of the Ford Separate Retiree Account)(2)	Record	138,696.2	30.1%
UAW Retiree Medical Benefits Trust (solely for the benefit of the Chrysler Separate Retiree Account)(3)	Record	88,966.3	19.3%

(1)

Based upon information contained in Schedule 13D filed March 1, 2023 by UAW Retiree Medical Benefits Trust. UAW Retiree Medical Benefits Trust (solely for the benefit of the GM Separate Retiree Account) is a Michigan trust whose address is 1155 Brewery Park Blvd., Detroit, Michigan 48207.

(2)

Based upon information contained in Schedule 13D filed March 1, 2023 by UAW Retiree Medical Benefits Trust. UAW Retiree Medical Benefits Trust (solely for the benefit of the Ford Separate Retiree Account) is a Michigan trust whose address is 1155 Brewery Park Blvd., Detroit, Michigan 48207.

(3)

Based upon information contained in Schedule 13D filed March 1, 2023 by UAW Retiree Medical Benefits Trust. UAW Retiree Medical Benefits Trust (solely for the benefit of the Chrysler Separate Retiree Account) is a Michigan trust whose address is 1155 Brewery Park Blvd., Detroit, Michigan 48207.

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

Pursuant to the Investment Advisory Agreement with the Investment Adviser, the Company pays the Investment Adviser a fee for its services under the Investment Advisory Agreement consisting of an annual base management fee (“Management Fee”) and an incentive management fee (the “Incentive Fee”), each payable quarterly.

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

Trademark License Agreement

The Company has entered into a royalty-free Trademark License Agreement with Commonwealth Credit Advisors LLC, pursuant to which Commonwealth Credit Advisors LLC has agreed to grant the Company a non-exclusive, royalty-free license to use the name “Commonwealth.” Under this Trademark License Agreement, subject to certain conditions, the Company has a right to use the Commonwealth name for so long as the Investment Adviser or one of its affiliates remains the Company’s investment adviser. Other than with respect to this limited license, the Company has no legal right to the Commonwealth name.

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

The audit committee and the independent directors of our Board have selected Ernst & Young LLP to serve as the independent registered public accounting firm for Company for the fiscal year ending December 31, 2022.

Ernst & Young LLP has advised us that neither the firm nor any present member or associate of it has any material financial interest, direct or indirect, in us or our affiliates.

	As of
	December 31, 2022	December 31, 2021
Audit Fees	$276,134	$150,000
Audit-Related Fees	—	—
Tax Fees	30,000	20,000
All Other Fees	—	—

Total Fees	$306,134	$170,000

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

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) Documents Filed as Part of this Report

The following financial statements are set forth in Item 8:

Commonwealth Credit Partners BDC I, Inc.
Report of Independent Registered Public Accounting Firm	F-2
Statements of Assets and Liabilities as of December 31, 2022 and December 31, 2021	F-3
Statements of Operations for the year ended December 31, 2022 and for the period from January 15, 2021 (Inception date) through December 31, 2021	F-4
Statements of Changes in Net Assets for the year ended December 31, 2022 and for the period from January 15, 2021 (Inception date) through December 31, 2021	F-5
Statement of Cash Flows for the year ended December 31, 2022 and for the period from January 15, 2021 (Inception date) through December 31, 2021	F-6
Schedules of Investments as of December 31, 2022 and December 31, 2021	F-7
Notes to the Financial Statements	F-15

(b) Exhibits

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the United States Securities and Exchange Commission:

Exhibit Number	Description

3.1	Form of Articles of Amendment and Restatement (1)

3.2	Form of Bylaws (1)

4.1	Form of Subscription Agreement (1)

10.1	Form of Investment Advisory Agreement (1).

10.2	Form of Administration Agreement (1)

10.3	Form of Indemnification Agreement (1)

10.4	Form of Custody Agreement by and between the Registrant and U.S. Bank National Association (1)

10.5	Form of Transfer Agent Agreement (1)

10.6	Form of Trademark License Agreement (1)

10.7	Credit Agreement, dated as of August 11, 2021, by and among Commonwealth Credit Partners BDC I, Inc., as borrower, and Goldman Sachs Bank USA, as lender, as the Facility B credit facility as part of the umbrella credit facility first entered into on June 14, 2021 by Goldman Sachs Bank USA and affiliates of Commonwealth Credit Partners BDC I, Inc. (2)

10.8	Amendment to Credit Agreement, dated as of September 27, 2021, by and among Commonwealth Credit Partners BDC I, Inc., as borrower, and Goldman Sachs Bank USA, as lender, as the Facility B credit facility as part of the umbrella credit facility first entered into on June 14, 2021 by Goldman Sachs Bank USA and affiliates of Commonwealth Credit Partners BDC I, Inc. (3)

21.1	List of Subsidiaries*

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended*

32.1	Certification of Chief Executive Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)*

32.2	Certification of Chief Financial Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)*

101	INS Inline XBRL Instance Document*

101	SCH Inline XBRL Taxonomy Extension Schema Document*

101	CAL Inline XBRL Taxonomy Extension Calculation Linkbase Document*

101	LAB Inline XBRL Taxonomy Extension Label Linkbase Document*

101	PRE Inline XBRL Taxonomy Extension Presentation Linkbase Document*

101	DEF Inline XBRL Taxonomy Extension Definition Linkbase Document*

104	Cover Page Interactive Data File (Embedded as Inline XBRL document and contained in Exhibit 101).*

(1)	Incorporated by reference to the Exhibits accompanying the Company’s Report on Form 10-12G/A (File No. 56279), filed on July 6, 2021.
(2)	Incorporated by reference to Exhibit 10.1 accompanying the Company’s Report on Form 8-K (File No. 814-01387), filed on August 13, 2021.
(3)	Incorporated by reference to Exhibit 10.1 accompanying the Company’s Report on Form 8-K (File No. 814-01387), filed on October 1, 2021.
*	Filed herewith

Item 16.	Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 10, 2023.

Commonwealth Credit Partners BDC I, Inc.

By:	/s/ Robert O’Sullivan
Robert O’Sullivan
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE		TITLE	DATE

BY:	/s/ ROBERT O’SULLIVAN Robert O’Sullivan	Chief Executive Officer and Director and Chairman of the Board of Directors (Principal Executive Officer)	March 10, 2023

BY:	/s/ CECILIO M. RODRIGUEZ Cecilio M. Rodriguez	Chief Financial Officer (Principal Financial and Accounting Officer)	March 10, 2023

BY:	/s/ GRAINNE M. COEN Grainne M. Coen	Director	March 10, 2023

BY:	/s/ TIMOTHY MORAN Timothy Moran	Director	March 10, 2023

BY:	/s/ MORRIS D. WEISS Morris D. Weiss	Director	March 10, 2023

