Form 10-Q
period 2023-03-31
Commonwealth Credit Partners BDC I, Inc.
filed 2023-05-11
CIK 1841514

cc

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

There were 471,622 issued and outstanding shares of the issuer’s common stock, $.001 par value per share, on May 11, 2023.

Commonwealth Credit Partners BDC I, Inc.

Quarterly Report on Form 10-Q

PART I—FINANCIAL INFORMATION

ITEM1. FINANCIAL STATEMENTS

COMMONWEALTH CREDIT PARTNERS BDC I, INC.

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

(amounts in thousands except share and per share data)

	March 31, 2023 (Unaudited)	December 31, 2022
Assets:
Non-controlled, non-affiliated investments, at fair value (amortized cost of $538,602 and $362,713 as of March 31, 2023 and December 31, 2022, respectively)	$529,324	$355,234
Cash and cash equivalents	6,919	8,355
Receivables:
Interest receivable	3,015	2,436
Prepaid expenses and other assets	155	193
Total Assets	$539,413	$366,218

Liabilities:
Credit facility (net of deferred financing costs of $75 and $83 as of March 31, 2023 and December 31, 2022, respectively)	$77,925	$(83)
Payables:
Management fee payable	1,126	851
Interest payable	333	366
Directors fee payable	24	24
Accrued other general and administrative expenses	587	552
Total Liabilities	$79,995	$1,710

Net Assets:
Common Shares, $0.001 par value; 1,000,000 shares authorized; 471,622 and 373,705 as of
March 31, 2023 and December 31, 2022, respectively issued and outstanding	$—	$—
Additional paid-in capital	467,874	372,367
Total distributable earnings (accumulated deficit)	(8,456)	(7,859)
Total Net Assets	$459,418	$364,508
Total Liabilities and Net Assets	$539,413	$366,218
Net Asset Value Per Common Share	$974.12	$975.39

The accompanying notes are an integral part of these consolidated financial statements.

COMMONWEALTH CREDIT PARTNERS BDC I, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(amounts in thousands except share and per share data)

(Unaudited) $95,943

	For the Three Months Ended
	March 31, 2023	March 31, 2022
Income:
Investment income from non-controlled, non-affiliated investments:
Interest income	$13,657	$2,922
Fee income	458	52
Total Investment Income	14,115	2,974
Expenses:
Management fees	1,126	461
Interest expense	825	143
Professional fees	148	140
Directors fees	26	26
Amortization of offering costs	—	42
Other general and administrative expenses	282	164
Total Expenses	2,407	976
Less: Management fee waiver (Note 4)	—	(58)
Net expenses	2,407	918
Net Investment Income (Loss)	11,708	2,056
Realized and unrealized gains (losses) on investments and foreign currency transactions
Net realized gains (losses):
Non-controlled, non-affiliated investments	—	—
Total net realized gains (losses)	—	—
Net change in unrealized gains (losses):
Non-controlled, non-affiliated investments	(1,798)	420
Total net change in unrealized gains (losses)	(1,798)	420
Total realized and unrealized gains (losses)	(1,798)	420
Net Increase (Decrease) in Net Assets Resulting from Operations	$9,910	$2,476
Per Common Share Data:
Basic and diluted net investment income/(loss) per common share	$28.62	$14.62
Basic and diluted net increase/(decrease) in net assets resulting from operations per common share	$24.23	$17.60
Weighted Average Common Shares Outstanding - Basic and Diluted	409,042	140,676

The accompanying notes are an integral part of these consolidated financial statements.

COMMONWEALTH CREDIT PARTNERS BDC I, INC.

CONSOLIDATED STATEMENT OF CHANGE IN NET ASSETS

(amounts in thousands except share and per share data)

(Unaudited)

	For the Three Months Ended
	March 31, 2023	March 31, 2022
Increase (Decrease) in Net Assets Resulting from Operations:
Net investment income (loss)	$11,708	$2,056
Net change in unrealized gains (losses) on investments	(1,798)	420
Net Increase (Decrease) in Net Assets Resulting from Operations	9,910	2,476

Decrease in Net Assets Resulting from Stockholder Distributions
Distributions from net investment income	(10,507)	(1,687)
Net Decrease in Net Assets Resulting from Stockholder Distributions	(10,507)	(1,687)

Increase in Net Assets Resulting from Capital Share Transactions
Issuance of common shares	85,000	—
Reinvestment of distributions	10,507	1,687
Net Increase in Net Assets Resulting from Capital Share Transactions	95,507	1,687
Total Increase (Decrease) in Net Assets	94,910	2,476
Net Assets, Beginning of Period	364,508	140,094
Net Assets, End of Period	$459,418	$142,570

The accompanying notes are an integral part of these consolidated financial statements.

COMMONWEALTH CREDIT PARTNERS BDC I, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

(Unaudited)

	For the Three Months Ended
	March 31, 2023	March 31, 2022
Cash Flows from Operating Activities:
Net increase (decrease) in net assets resulting from operations	$9,910	$2,476
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Net change in unrealized (gains)/losses on investments	1,798	(420)
Net accretion of discount on investments	(587)	(156)
Non-cash investment income	(244)	—
Purchases of portfolio investments	(178,055)	(53,288)
Amortization of deferred financing costs	8	9
Sales or repayments of portfolio investments	2,998	1,442
Increase/(decrease) in operating assets and liabilities:
(Increase)/decrease in interest and dividends receivable	(579)	(267)
(Increase)/decrease in prepaid expenses and other assets	38	47
Increase/(decrease) in management fees payable, net	275	156
Increase/(decrease) in interest payable	(33)	(36)
Increase/(decrease) in directors fee payable	—	1
Increase/(decrease) in accrued other general and administrative expenses	35	129
Net cash provided by (used in) Operating Activities	(164,436)	(49,907)
Cash Flows provided by (used in) Financing Activities:
Borrowings on credit facility	173,000	123,200
Payments on credit facility	(95,000)	(114,200)
Proceeds from issuance of common stock	85,000	—
Net cash provided by (used in) Financing Activities	163,000	9,000
Net increase (decrease) in cash and cash equivalents	(1,436)	(40,907)
Cash and cash equivalents, beginning of period	8,355	114,849
Cash and cash equivalents, end of period	$6,919	$73,942

Supplemental and Non-Cash Information:
Interest paid during the period	$858	$179
Distributions declared during the period	$10,507	$1,687
Reinvestment of distributions during the period	$10,507	$1,687

The accompanying notes are an integral part of these consolidated financial statements.

COMMONWEALTH CREDIT PARTNERS BDC I, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

AS OF MARCH 31, 2023

(amounts in thousands, except per share data)

(Unaudited)

Portfolio Company(3)(7)	Industry	Spread Above Index	Interest Rate (5)	Maturity Date	Principal / Shares	Amortized Cost	Fair Value	Percentage of Net Assets (2)
Debt Investments
First Lien Senior Secured(5)
190 Octane Financing - Delayed Draw Loan (8)	Consumer Services	SOFR + 6.50% (1.00% floor)	11.51%	5/10/2027	4,912	$4,839	$4,763	1.0%
190 Octane Financing - Revolving Credit Line (4)(8)	Consumer Services	SOFR + 6.50% (1.00% floor)	11.51%	5/10/2027	-	(19)	(34)	0.0%
190 Octane Financing - Term Loan (8)	Consumer Services	SOFR + 6.50% (1.00% floor)	11.51%	5/10/2027	8,498	8,352	8,243	1.8%
Abea Acquisition, Inc. - Delayed Draw Loan	Consumer Services	L + 6.50% (1.00% floor)	11.36%	11/30/2026	1,509	1,488	1,455	0.3%
Abea Acquisition, Inc. - Term Loan	Consumer Services	L + 6.50% (1.00% floor)	11.36%	11/30/2026	12,026	11,865	11,593	2.5%
AccessOne Medcard, Inc. - Term Loan	Health Care Technology	L + 6.00% (0.50% floor)	10.86%	8/20/2026	11,784	11,641	11,324	2.5%
Aurora Solutions LLC - Delayed Draw Loan (4)(8)	Diversified Financials	SOFR + 6.00% (0.75% floor)	10.90%	12/31/2027	3,319	3,255	2,764	0.6%
Aurora Solutions LLC - Revolving Credit Line (4)(8)	Diversified Financials	SOFR + 6.00% (0.75% floor)	10.90%	12/31/2027	511	495	410	0.1%
Aurora Solutions LLC - Term Loan (8)	Diversified Financials	SOFR + 6.00% (0.75% floor)	10.90%	12/31/2027	9,478	9,363	8,729	1.9%
BKH - Delayed Draw Term Loan (4)(8)	Consumer Services	SOFR + 6.50% (1.00% floor)	11.41%	2/25/2028	-	(21)	(43)	0.0%
BKH - Term Loan (4)(8)	Consumer Services	SOFR + 6.50% (1.00% floor)	11.41%	2/25/2028	21,935	21,511	21,496	4.7%
Bradford Health Services - Delayed Draw Term Loan (4)(8)	Health Care Providers & Services	SOFR + 6.00% (1.00% floor)	11.06%	10/27/2024	-	(59)	(746)	-0.2%
Bradford Health Services - Term Loan (8)	Health Care Providers & Services	SOFR + 6.00% (1.00% floor)	11.06%	10/27/2028	13,162	12,911	11,859	2.6%
Cardiovascular Logistics - Delayed Draw Term Loan A (4)(8)	Health Care Providers & Services	SOFR + 6.25% (1.00% floor)	11.31%	1/31/2029	-	(99)	(121)	0.0%
Cardiovascular Logistics - Delayed Draw Term Loan B (4)(8)	Health Care Providers & Services	SOFR + 6.25% (1.00% floor)	11.31%	1/31/2029	-	(48)	(116)	0.0%
Cardiovascular Logistics - Term Loan (8)	Health Care Providers & Services	SOFR + 6.25% (1.00% floor)	11.31%	1/31/2029	7,250	7,111	7,078	1.5%
CheckedUp - Delayed Draw Term Loan (4)(8)	Technology Hardware & Equipment	SOFR + 5.50% (1.00% floor)	10.40%	10/20/2027	703	671	621	0.1%
CheckedUp - Revolving Credit Line (4)(8)	Technology Hardware & Equipment	SOFR + 5.50% (1.00% floor)	10.40%	10/20/2027	518	488	467	0.1%
CheckedUp - Term Loan (8)	Technology Hardware & Equipment	SOFR + 5.50% (1.00% floor)	10.40%	10/20/2027	9,143	8,997	8,897	1.9%
CreditAssociates, LLC - Revolving Credit Line (4)	Diversified Financials	SOFR + 7.00% (1.00% floor)	11.86%	3/29/2027	-	(16)	(20)	0.0%
CreditAssociates, LLC - Term Loan	Diversified Financials	SOFR + 7.00% (1.00% floor)	11.86%	3/29/2027	22,752	22,421	22,365	4.9%
CTM Group - Revolving Credit Line (4)(8)	Consumer Services	SOFR + 6.75% (1.00% floor)	11.81%	11/30/2026	406	379	382	0.1%
CTM Group - Term Loan (8)	Consumer Services	SOFR + 6.75% (1.00% floor)	11.81%	11/30/2026	19,396	18,919	18,973	4.1%
Educators Publishing Service - Revolving Credit Line (4)	Media	SOFR + 6.00% (1.00% floor)	10.80%	2/24/2028	-	(43)	(48)	0.0%
Educators Publishing Service - Term Loan	Media	SOFR + 6.00% (1.00% floor)	10.80%	2/24/2028	17,634	17,207	17,158	3.7%
Firebirds - Delayed Draw Term Loan (4)(8)	Consumer Services	SOFR + 6.25% (2.00% floor)	11.15%	3/22/2028	-	(17)	(35)	0.0%
Firebirds - Revolving Credit Line (4)(8)	Consumer Services	SOFR + 6.25% (2.00% floor)	11.15%	3/22/2028	-	(34)	(35)	0.0%
Firebirds - Term Loan (8)	Consumer Services	SOFR + 6.25% (2.00% floor)	11.15%	3/22/2028	22,803	22,234	22,233	4.8%
Hasa - Delayed Draw Term Loan (4)(8)(9)	Capital Goods	SOFR + 5.75% (1.00% floor)	10.81%	1/10/2029	1,181	1,100	1,102	0.2%
Hasa - Revolving Credit Line (4)(8)(9)	Capital Goods	SOFR + 5.75% (1.00% floor)	10.81%	1/10/2029	-	(45)	(43)	0.0%
Hasa - Term Loan (8)(9)	Capital Goods	SOFR + 5.75% (1.00% floor)	10.81%	1/10/2029	13,453	13,067	13,076	2.8%
JG Wentworth - Term Loan (1)(8)	Diversified Financials	SOFR + 7.50% (1.00% floor)	12.41%	11/30/2027	7,639	7,496	7,486	1.6%
Kemper Sports Management - Delayed Draw Term Loan (4)(8)	Consumer Services	SOFR + 6.50% (1.00% floor)	11.40%	1/12/2028	3,277	3,192	3,183	0.7%
Kemper Sports Management - Revolving Credit Line (4)(8)(9)	Consumer Services	SOFR + 6.50% (1.00% floor)	11.40%	1/12/2028	-	(32)	(28)	0.0%
Kemper Sports Management - Term Loan (8)	Consumer Services	SOFR + 6.50% (1.00% floor)	11.56%	1/12/2028	18,951	18,585	18,629	4.1%
Kent Water Sports Holdings, LLC - Delayed Draw Loan	Consumer Durables & Apparel	L + 7.00% (1.00% floor) + 2.00% PIK	14.19%	12/31/2025	16,295	16,110	14,600	3.2%
MerchantWise Solutions, LLC - Delayed Draw Loan (4)(8)	Software & Services	SOFR + 6.00% (0.75% floor)	10.91%	6/1/2028	2,058	2,005	1,892	0.4%
MerchantWise Solutions, LLC - Revolving Credit Line (4)(8)	Software & Services	SOFR + 6.00% (0.75% floor)	10.91%	6/1/2028	-	(27)	(83)	0.0%
MerchantWise Solutions, LLC - Term Loan (8)	Software & Services	SOFR + 6.00% (0.75% floor)	10.91%	6/1/2028	12,246	12,031	11,584	2.5%
Narcote, LLC - Revolving Credit Line (1)(4)(8)	Industrials	SOFR + 7.00% (1.00% floor)	11.91%	3/30/2027	871	852	871	0.2%
Narcote, LLC - Term Loan (1)(8)	Industrials	SOFR + 7.00% (1.00% floor)	11.91%	3/30/2027	4,656	4,588	4,656	1.0%
Narcote, LLC - Term Loan (1)(8)	Industrials	SOFR + 7.00% (1.00% floor)	11.91%	3/30/2027	2,793	2,753	2,793	0.6%
National Debt Relief - Delayed Draw Term Loan (4)(8)	Diversified Financials	SOFR + 6.00% (1.50% floor)	10.91%	2/24/2027	525	366	372	0.1%

COMMONWEALTH CREDIT PARTNERS BDC I, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS (CONTINUED)

AS OF MARCH 31, 2023

(amounts in thousands, except per share data)

(Unaudited)

Portfolio Company(3)(7)	Industry	Spread Above Index	Interest Rate (5)	Maturity Date	Principal / Shares	Amortized Cost	Fair Value	Percentage of Net Assets (2)
National Debt Relief - Revolving Credit Line (4)(8)	Diversified Financials	SOFR + 6.00% (1.50% floor)	10.91%	2/24/2027	-	$(32)	$(31)	0.0%
National Debt Relief - Term Loan (8)	Diversified Financials	SOFR + 6.00% (1.50% floor)	10.91%	2/24/2027	13,131	12,945	12,948	2.8%
Nuspire, LLC - Delayed Draw Loan (4)(8)	Software & Services	SOFR + 5.75% (1.00% floor)	10.65%	5/25/2027	-	(37)	(207)	0.0%
Nuspire, LLC - Revolving Credit Line (4)(8)	Software & Services	SOFR + 5.75% (1.00% floor)	10.65%	5/25/2027	-	(15)	(41)	0.0%
Nuspire, LLC - Term Loan (8)	Software & Services	SOFR + 5.75% (1.00% floor)	10.65%	5/25/2027	6,982	6,863	6,654	1.4%
Oak Dental - Delayed Draw Term Loan (4)(8)	Health Care Equipment & Services	SOFR + 6.50% (2.00% floor)	11.41%	3/22/2028	-	(91)	(147)	0.0%
Oak Dental - Revolving Credit Line (4)(8)	Health Care Equipment & Services	SOFR + 6.50% (2.00% floor)	11.41%	3/22/2028	-	(21)	(17)	0.0%
Oak Dental - Term Loan (8)	Health Care Equipment & Services	SOFR + 6.50% (2.00% floor)	11.67%	3/22/2028	18,068	17,617	17,706	3.9%
OneCare Media, LLC - Revolving Credit Line (4)	Media	L + 6.50% (1.00% floor)	11.36%	9/29/2026	-	(29)	(43)	0.0%
OneCare Media, LLC - Term Loan A	Media	L + 6.50% (1.00% floor)	11.36%	9/29/2026	11,238	11,075	11,002	2.4%
OneCare Media, LLC - Term Loan B	Media	L + 6.50% (1.00% floor)	11.36%	9/29/2026	2,492	2,452	2,440	0.5%
OneCare Media, LLC - Term Loan C	Media	L + 6.50% (1.00% floor)	11.36%	4/12/2028	1,557	1,530	1,524	0.3%
OneCare Media, LLC - Term Loan D	Media	L + 6.50% (1.00% floor)	11.36%	9/29/2026	945	927	925	0.2%
Peak Technologies - Term Loan	Technology Hardware & Equipment	SOFR + 6.25% (1.00% floor)	11.05%	7/22/2027	28,653	28,076	27,794	6.0%
PJW Ultimate Holdings LLC - Delayed Draw Term Loan (4)	Consumer Services	L + 6.00% (1.00% floor)	10.86%	11/17/2026	3,864	3,799	3,758	0.8%
PJW Ultimate Holdings LLC - Revolving Credit Line (4)	Consumer Services	L + 6.00% (1.00% floor)	10.86%	11/17/2026	1,070	1,039	1,016	0.2%
PJW Ultimate Holdings LLC - Term Loan	Consumer Services	L + 6.00% (1.00% floor)	10.86%	11/17/2026	9,766	9,620	9,522	2.1%
Planet DDS - Delayed Draw Term Loan (4)(8)(9)	Health Care Technology	SOFR + 7.50% (0.75% floor)	12.40%	7/18/2028	-	(22)	(22)	0.0%
Planet DDS - Term Loan (8)(9)	Health Care Technology	SOFR + 7.50% (0.75% floor)	12.65%	7/18/2028	14,348	13,950	13,946	3.0%
Raven Engineered Films, Inc. - Revolving Credit Line (4)(8)	Industrials	SOFR + 7.00% (1.00% floor)	11.91%	4/29/2027	528	466	422	0.1%
Raven Engineered Films, Inc. - Term Loan (8)	Industrials	SOFR + 7.00% (1.00% floor)	11.91%	4/29/2027	21,772	21,407	21,162	4.6%
Rushmore Intermediate - Delayed Draw Loan (4)	Health Care Equipment & Services	SOFR + 7.00% (1.00% floor)	12.19%	11/1/2027	1,262	1,240	1,218	0.3%
Rushmore Intermediate - Revolving Credit Line (4)	Health Care Equipment & Services	SOFR + 7.00% (1.00% floor)	12.19%	11/1/2027	-	(21)	(44)	0.0%
Rushmore Intermediate - Term Loan	Health Care Equipment & Services	SOFR + 7.00% (1.00% floor)	12.19%	11/1/2027	12,096	11,904	11,697	2.5%
S4T Holdings Corp. - Delayed Draw Loan (4)(8)	Commercial & Professional Services	SOFR + 6.00% (1.00% floor)	10.91%	12/28/2026	-	(58)	-	0.0%
S4T Holdings Corp. - Term Loan (8)	Commercial & Professional Services	SOFR + 6.00% (1.00% floor)	10.91%	12/28/2026	25,955	25,559	25,955	5.6%
Select Rehabilitation - Term Loan (8)	Health Care Equipment & Services	SOFR + 8.50% (1.00% floor)	13.51%	10/19/2027	20,049	19,585	19,348	4.2%
The Smilist Management, Inc. - Delayed Draw Loan A	Health Care Providers & Services	SOFR + 6.50% (1.00% floor)	11.30%	12/23/2025	2,729	2,700	2,623	0.6%
The Smilist Management, Inc. - Delayed Draw Loan B	Health Care Providers & Services	SOFR + 6.50% (1.00% floor)	11.30%	12/23/2025	5,813	5,748	5,587	1.2%
The Smilist Management, Inc. - Delayed Draw Loan C (4)	Health Care Providers & Services	SOFR + 6.50% (1.00% floor)	11.30%	12/23/2025	2,556	2,516	2,376	0.5%
The Smilist Management, Inc. - Revolving Credit Line (4)	Health Care Providers & Services	SOFR + 6.50% (1.00% floor)	11.30%	12/23/2025	-	(6)	(21)	0.0%
The Smilist Management, Inc. - Term Loan	Health Care Providers & Services	SOFR + 6.50% (1.00% floor)	11.30%	12/23/2025	4,921	4,869	4,729	1.0%
VardimanBlack Holdings LLC - Delayed Draw Loan (8)	Health Care Equipment & Services	SOFR + 7.00% (0.50% floor)	11.90%	3/18/2027	6,785	6,728	6,676	1.5%
VardimanBlack Holdings LLC - Delayed Draw Loan 1st Amendment (4)(8)	Health Care Equipment & Services	SOFR + 8.00% (0.50% floor)	12.90%	3/18/2027	10,543	10,437	10,366	2.3%
VardimanBlack Holdings LLC - Term Loan (8)	Health Care Equipment & Services	SOFR + 7.00% (0.50% floor)	11.90%	3/18/2027	8,166	8,098	8,036	1.7%
Vecta Environmental Services - Delayed Draw Term Loan (4)(8)	Industrials	SOFR + 6.25% (1.00% floor)	11.31%	12/30/2027	-	(23)	(49)	0.0%
Vecta Environmental Services - Revolving Credit Line (4)(8)	Industrials	SOFR + 6.25% (1.00% floor)	11.15%	12/30/2027	124	107	106	0.0%
Vecta Environmental Services - Term Loan (8)	Industrials	SOFR + 6.25% (1.00% floor)	11.31%	12/30/2027	8,160	8,006	7,997	1.7%
Whitestone Home Furnishings, LLC - Term Loan	Consumer Durables & Apparel	L + 9.00% (1.00% floor)	13.86%	8/20/2026	15,300	15,082	14,244	3.1%
Wilnat, Inc. - Revolving Credit Line (4)	Capital Goods	SOFR + 6.00% (1.00% floor)	10.80%	12/29/2026	-	(18)	-	0.0%
Wilnat, Inc. - Term Loan	Capital Goods	SOFR + 6.00% (1.00% floor)	10.80%	12/29/2026	12,191	12,003	12,191	2.7%
Total First Lien Senior Secured					542,748	531,807	523,048	113.6%
Total Debt Investments					542,748	531,807	523,048	113.6%

Equity Investments
Preferred Equity
Atlas US Holdings, LP - class B-2 units (6)	Diversified Financials	NA	NA	NA	857,787	$873	$530	0.1%
Educators Publishing Service - Series A-1 Preferred Units (6)	Media	NA	NA	NA	887,237	887	890	0.2%

COMMONWEALTH CREDIT PARTNERS BDC I, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS (CONTINUED)

AS OF MARCH 31, 2023

(amounts in thousands, except per share data)

(Unaudited)

Portfolio Company(3)(7)	Industry	Spread Above Index	Interest Rate (5)	Maturity Date	Principal / Shares	Amortized Cost	Fair Value	Percentage of Net Assets (2)
TVG OCM III (FT) Blocker, LLC - Class B Units (6)	Media	NA	NA	NA	706	706	971	0.2%
Total Preferred Equity						2,466	2,391	0.5%

Common Equity
190 Octane Holdings, LLC - series A-1 units (6)(9)	Consumer Services	NA	NA	NA	223,551	$377	$407	0.1%
Cardiovascular Logistics - Class O2 Units (6)	Health Care Providers & Services	NA	NA	NA	142,509	143	143	0.0%
CTM Group - Class A-1 Units (6)	Consumer Services	NA	NA	NA	664,865	665	677	0.1%
Firebirds - Class A Units (6)	Consumer Services	NA	NA	NA	590,012	590	590	0.1%
Firebirds - Class B Units	Consumer Services	NA	NA	NA	590,012	-	-	0.0%
Kemper Sports Management - Series A Units (6)(9)	Consumer Services	NA	NA	NA	610,763	611	641	0.1%
Oak Dental - Class C Units (6)	Health Care Equipment & Services	NA	NA	NA	45	344	344	0.1%
Rushmore Lender Co-Invest Blocker, LLC - Common Stock (6)	Health Care Equipment & Services	NA	NA	NA	537,606	539	479	0.1%
Sea-K Investors, LLC - Class A Units (6)(9)	Consumer Durables & Apparel	NA	NA	NA	399,694	733	117	0.0%
Vistria ESS Holdings, LLC - Equity (6)	Commercial & Professional Services	NA	NA	NA	326	327	487	0.1%
Total Common Equity						4,329	3,885	0.7%
Total Equity Investments						6,795	6,276	1.2%
Total Investments						$538,602	529,324	114.8%
Liabilities in Excess of Other Assets							(69,906)	-14.8%
Net Assets							$459,418	100.0%
(1)
The Company deemed this asset to be a "non-qualifying asset" under Section 55(a) of the Investment Company Act of 1940, as amended. Qualifying assets must represent at least 70.0% of the Company's total assets at the time of acquisition of any additional non-qualifying assets. As of March 31, 2023, 2.93% of the Company's total assets are represented by investments at fair value that are considered non-qualifying assets.
(2)
Percentages are based on net assets as of March 31, 2023.
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
(5)
The majority of the investments bear interest at a rate that may be determined by reference to London Interbank Offered Rate (“LIBOR” or “L”) or Secured Overnight Financing Rate (“SOFR") and which reset monthly, quarterly, semiannually, or annually. For each, the Company has provided the spread over the reference rate and the current interest rate in effect at the reporting date. As of March 31, 2023, the reference rates for the Company's variable rate loans were the 1 mo. LIBOR at 4.86%, the 3 mo. LIBOR at 5.19%, the 1 mo. SOFR at 4.81%, the 3 mo. SOFR at 4.92%, and the 6 mo. SOFR at 4.90%. Certain investments are subject to an interest rate floor. For fixed rate loans, a spread above a reference rate is not applicable.
(6)
Equity and member interests are non-income-producing unless otherwise noted.
(7)
All investments domiciled in the United States unless otherwise noted.
(8)
Positions that have a SOFR reference rate, from time to time have an additional spread adjustment. This spread adjustment ranges from 0% - 0.26% depending on the contractual arrangement. These spread adjustments have been included in the all-in rate shown.
(9)
Ownership of this investment is through a wholly-owned subsidiary.

7

COMMONWEALTH CREDIT PARTNERS BDC I, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS (CONTINUED)

AS OF MARCH 31, 2023

(amounts in thousands, except per share data)

(Unaudited)

The following table shows the portfolio composition by industry grouping based on fair value at March 31, 2023:

	At March 31, 2023
Industry	Investments at Fair Value	Percentage of Total Portfolio
Consumer Services	$127,386	24.0%
Health Care Equipment & Services	75,662	14.3
Diversified Financials	55,553	10.5
Industrials	37,958	7.2
Technology Hardware & Equipment	37,779	7.1
Media	34,819	6.6
Health Care Providers & Services	33,391	6.3
Consumer Durables & Apparel	28,961	5.5
Commercial & Professional Services	26,442	5.0
Capital Goods	26,326	5.0
Health Care Technology	25,248	4.8
Software & Services	19,799	3.7
	$529,324	100.0%

The accompanying notes are an integral part of these financial statements.

8

COMMONWEALTH CREDIT PARTNERS BDC I, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

(amounts in thousands, except per share data)

December 31, 2022

Portfolio Company(3)(7)	Industry	Interest Rate	Maturity Date	Principal / Shares	Amortized Cost	Fair Value	Percentage of Net Assets (2)
Debt Investments
First Lien Senior Secured(5)
190 Octane Financing - Delayed Draw Loan (4)(8)(9)	Consumer Services	SOFR + 6.50% (1.00% floor)	5/10/2027	2,734	$2,678	$2,656	0.7%
190 Octane Financing -Revolving Credit Line (4)(8)(9)	Consumer Services	SOFR + 6.50% (1.00% floor)	5/10/2027	—	(20)	(29)	0.0%
190 Octane Financing - Term Loan (9)	Consumer Services	SOFR + 6.50% (1.00% floor)	5/10/2027	8,519	8,364	8,305	2.3%
Abea Acquisition, Inc. - Delayed Draw Loan	Consumer Services	L + 6.50% (1.00% floor)	11/30/2026	1,513	1,490	1,457	0.4%
Abea Acquisition, Inc. - Term Loan	Consumer Services	L + 6.50% (1.00% floor)	11/30/2026	12,056	11,883	11,610	3.2%
AccessOne Medcard, Inc. - Term Loan	Health Care Technology	L + 6.00% (0.50% floor)	8/20/2026	11,847	11,689	11,503	3.2%
Aurora Solutions LLC - Delayed Draw Loan (4)(8)(9)	Diversified Financials	SOFR + 6.00% (0.75% floor)	12/31/2027	3,319	3,251	3,087	0.8%
Aurora Solutions LLC -Revolving Credit Line (4)(8)(9)	Diversified Financials	SOFR + 6.00% (0.75% floor)	12/31/2027	511	495	468	0.1%
Aurora Solutions LLC - Term Loan (9)	Diversified Financials	SOFR + 6.00% (0.75% floor)	12/31/2027	9,502	9,378	9,189	2.5%
Bradford Health Services -Delayed Draw Term Loan (4)(8)	Health Care Equipment & Services	SOFR + 6.00% (1.00% floor)	10/27/2024	—	(69)	(189)	-0.1%
Bradford Health Services - Term Loan	Health Care Equipment & Services	SOFR + 6.00% (1.00% floor)	10/27/2028	13,195	12,935	12,865	3.5%
CheckedUp -Revolving Credit Line (4)(8)	Technology Hardware & Equipment	SOFR + 5.50% (1.00% floor)	10/20/2027	377	345	339	0.1%
CheckedUp - Delayed Draw Term Loan (4)(8)	Technology Hardware & Equipment	SOFR + 5.50% (1.00% floor)	10/20/2027	705	670	645	0.2%
CheckedUp - Term Loan	Technology Hardware & Equipment	SOFR + 5.50% (1.00% floor)	10/20/2027	9,166	9,010	8,984	2.5%
CreditAssociates, LLC -Revolving Credit Line (4)(8)	Diversified Financials	L + 7.00% (1.00% floor)	3/29/2027	—	(17)	(41)	0.0%
CreditAssociates, LLC - Term Loan	Diversified Financials	L + 7.00% (1.00% floor)	3/29/2027	22,898	22,540	22,074	6.1%
JG Wentworth -Term Loan (1)(9)	Diversified Financials	SOFR + 7.50% (1.00% floor)	11/30/2027	7,667	7,515	7,514	2.1%
Kent Water Sports Holdings, LLC - Delayed Draw Loan	Consumer Durables & Apparel	L + 7.00% (1.00% floor)	12/31/2025	16,164	15,962	14,434	4.0%
MerchantWise Solutions, LLC -Delayed Draw Loan (4)(8)(9)	Software & Services	SOFR + 6.00% (0.75% floor)	6/1/2028	2,081	2,007	1,973	0.5%
MerchantWise Solutions, LLC -Revolving Credit Line (4)(8)(9)	Software & Services	SOFR + 6.00% (0.75% floor)	6/1/2028	—	(28)	(54)	0.0%
MerchantWise Solutions, LLC -Term Loan (9)	Software & Services	SOFR + 6.00% (0.75% floor)	6/1/2028	12,277	12,051	11,847	3.3%
Narcote, LLC - Revolving Credit Line (1)(4)(8)(9)	Industrials	SOFR + 7.00% (1.00% floor)	3/30/2027	871	850	854	0.2%
Narcote, LLC - Term Loan (1)(9)	Industrials	SOFR + 7.00% (1.00% floor)	3/30/2027	3,216	3,166	3,177	0.9%
Narcote, LLC - Term Loan (1)(9)	Industrials	SOFR + 7.00% (1.00% floor)	3/30/2027	5,360	5,276	5,295	1.5%
Nuspire, LLC - Delayed Draw Loan (4)(8)(9)	Software & Services	SOFR + 5.75% (1.00% floor)	5/25/2027	—	(39)	(198)	-0.1%
Nuspire, LLC - Revolving Credit Line (4)(8)(9)	Software & Services	SOFR + 5.75% (1.00% floor)	5/25/2027	—	(15)	(40)	0.0%
Nuspire, LLC - Term Loan (9)	Software & Services	SOFR + 5.75% (1.00% floor)	5/25/2027	7,000	6,873	6,685	1.8%
OneCare Media, LLC - Term Loan D	Media	L + 6.50% (1.00% floor)	9/29/2026	957	938	936	0.3%
OneCare Media, LLC -Revolving Credit Line (4)(8)	Media	L + 6.50% (1.00% floor)	9/29/2026	—	(31)	(45)	0.0%
OneCare Media, LLC -Term Loan A	Media	L + 6.50% (1.00% floor)	9/29/2026	11,389	11,210	11,139	3.1%
OneCare Media, LLC - Term Loan B	Media	L + 6.50% (1.00% floor)	9/29/2026	2,526	2,482	2,470	0.7%
OneCare Media, LLC - Term Loan C	Media	L + 6.50% (1.00% floor)	9/29/2026	1,577	1,548	1,543	0.4%
Peak Technologies -Term Loan	Software & Services	SOFR + 6.25% (1.00% floor)	7/22/2027	28,725	28,114	27,720	7.6%
PJW Ultimate Holdings LLC - Delayed Draw Term Loan (4)(8)	Consumer Services	L + 6.00% (1.00% floor)	11/17/2026	3,561	3,495	3,433	0.9%
PJW Ultimate Holdings LLC -Revolving Credit Line (4)(8)	Consumer Services	L + 6.00% (1.00% floor)	11/17/2026	214	181	150	0.0%
PJW Ultimate Holdings LLC -Term Loan	Consumer Services	L + 6.00% (1.00% floor)	11/17/2026	9,766	9,608	9,473	2.6%
Raven Engineered Films, Inc. -Revolving Credit Line (4)(8)(9)	Industrials	SOFR + 7.00% (1.00% floor)	4/29/2027	—	(65)	(113)	0.0%
Raven Engineered Films, Inc. -Term Loan (9)	Industrials	SOFR + 7.00% (1.00% floor)	4/29/2027	22,055	21,658	21,393	5.9%
Rushmore Intermediate -Delayed Draw Loan (4)(8)	Health Care Equipment & Services	L + 7.00% (0.75% floor)	11/1/2027	877	858	829	0.2%
Rushmore Intermediate - Revolving Credit Line (4)(8)	Health Care Equipment & Services	L + 7.00% (0.75% floor)	11/1/2027	—	(22)	(48)	0.0%

COMMONWEALTH CREDIT PARTNERS BDC I, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS (CONTINUED)

(amounts in thousands, except per share data)

December 31, 2022

Portfolio Company(3)(7)	Industry	Interest Rate	Maturity Date	Principal / Shares	Amortized Cost	Fair Value	Percentage of Net Assets (2)
Rushmore Intermediate -Term Loan	Health Care Equipment & Services	L + 7.00% (0.75% floor)	11/1/2027	12,096	$11,891	$11,661	3.2%
S4T Holdings Corp. - Delayed Draw Loan (4)(8)(9)	Commercial & Professional Services	SOFR + 6.00% (1.00% floor)	12/28/2026	—	(62)	(155)	0.0%
S4T Holdings Corp. - Term Loan (9)	Commercial & Professional Services	SOFR + 6.00% (1.00% floor)	12/28/2026	26,021	25,592	25,501	7.0%
Select Rehabilitation - Term Loan	Health Care Equipment & Services	SOFR + 8.50% (1.00% floor)	10/19/2027	20,100	19,608	19,517	5.4%
The Smilist Management, Inc. -Delayed Draw Loan A	Health Care Providers & Services	SOFR + 6.50% (1.00% floor)	12/23/2025	2,743	2,710	2,620	0.7%
The Smilist Management, Inc. -Delayed Draw Loan B	Health Care Providers & Services	SOFR + 6.50% (1.00% floor)	12/23/2025	5,842	5,770	5,580	1.5%
The Smilist Management, Inc. -Delayed Draw Loan c (4)(8)	Health Care Providers & Services	SOFR + 6.50% (1.00% floor)	12/23/2025	787	751	579	0.2%
The Smilist Management, Inc. -Revolving Credit Line (4)(8)	Health Care Providers & Services	L + 6.00% (1.00% floor)	12/23/2025	—	(6)	(25)	0.0%
The Smilist Management, Inc. -Term Loan	Health Care Providers & Services	SOFR + 6.50% (1.00% floor)	12/23/2025	4,946	4,888	4,723	1.3%
VardimanBlack Holdings LLC -Delayed Draw Loan (4)(8)(9)	Health Care Equipment & Services	SOFR + 7.00% (0.50% floor)	3/18/2027	6,802	6,739	6,632	1.8%
VardimanBlack Holdings LLC -Delayed Draw Loan 1st Amend (4)(8)(9)	Health Care Equipment & Services	SOFR + 7.00% (0.50% floor)	3/18/2027	9,851	9,735	9,573	2.6%
VardimanBlack Holdings LLC - Term Loan (9)	Health Care Equipment & Services	SOFR + 7.00% (0.50% floor)	3/18/2027	8,187	8,112	7,982	2.2%
Vecta Environmental Services - Delayed Draw Term Loan (4)(8)	Industrials	SOFR + 6.25% (1.00% floor)	12/30/2027	—	(25)	(49)	0.0%
Vecta Environmental Services - Revolving Credit Line (4)(8)	Industrials	SOFR + 6.25% (1.00% floor)	12/30/2027	124	106	106	0.0%
Vecta Environmental Services - Term Loan	Industrials	SOFR + 6.25% (1.00% floor)	12/30/2027	8,160	7,997	7,997	2.2%
Whitestone Home Furnishings, LLC - Term Loan	Consumer Durables & Apparel	L + 9.00% (1.00% floor)	8/20/2026	15,379	15,140	14,287	3.9%
Wilnat, Inc. - Revolving Credit Line (4)(8)	Capital Goods	L + 6.00% (1.00% floor)	12/29/2026	—	(20)	—	0.0%
Wilnat, Inc. - Term Loan	Capital Goods	L + 6.00% (1.00% floor)	12/29/2026	12,222	12,018	12,222	3.4%
Total First Lien Senior Secured				365,885	359,158	352,041	96.8%
Total Debt Investments				365,885	359,158	352,041	96.8%
Equity Investments
Preferred Equity
Atlas US Holdings, LP - Class B-2 Units (6)	Diversified Financials	NA	NA	857,787	$873	$700	0.2%
TVG OCM III (FT) Blocker, LLC - Class B Units (6)	Media	NA	NA	706	706	997	0.3%
Total Preferred Equity					1,579	1,697	0.5%
Common Equity
190 Octane Holdings, LLC - series A-1 units (6)(10)	Consumer Services	NA	NA	223,551	$377	$420	0.1%
Rushmore Lender Co-Invest Blocker, LLC - Common Stock (6)	Health Care Equipment & Services	NA	NA	537,606	539	481	0.1%
Sea-K Investors, LLC -Class A Units (6)(10)	Consumer Durables & Apparel	NA	NA	333,730	733	205	0.1%
Vistria ESS Holdings, LLC -Equity (6)	Commercial & Professional Services	NA	NA	326	327	390	0.1%
Total Common Equity					1,976	1,496	0.4%
Total Equity Investments					3,555	3,193	0.9%
Total Investments					$362,713	355,234	97.7%
Liabilities in Excess of Other Assets						9,274	2.3%
Net Assets						$364,508	100.0%

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
(5)
The majority of the investments bear interest at a rate that may be determined by reference to London Interbank Offered Rate (“LIBOR” or “L”) or Secured Overnight Financing Rate (“SOFR”) and which reset monthly, quarterly, semiannually, or annually. For each, the Company has provided the spread over the reference rate and the current interest rate in effect at the reporting date. As of December 31, 2022, the reference rates for the Company’s variable rate loans were the 1 mo. LIBOR at 4.39%, the 3 mo. LIBOR at 4.77%, the 1 mo. SOFR at 4.36%, and the 3 mo. SOFR at 4.59%. Certain investments are subject to an interest
(6)
Equity and member interests are non-income-producing unless otherwise noted.
(7)
All investments domiciled in the United States unless otherwise noted.
(8)
Investment had undrawn commitments. Unamortized fees are classified as unearned income which reduces cost basis, which may result in a negative cost basis. A negative fair value may result from the unfunded commitment being valued below par or amortized cost.
(9)
Positions that have a SOFR reference rate, from time to time have an additional spread adjustment. This spread adjustment ranges from 0% - 0.21% depending on the contractual arrangement. These spread adjustments have been included in the all-in rate shown.
(10)
Ownership of this investment is through a wholly-owned subsidiary.

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

COMMONWEALTH CREDIT PARTNERS BDC I, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts, percentages, and as otherwise indicated)

March 31, 2023

(Unaudited)

Note 1—Organization

Commonwealth Credit Partners BDC I, Inc. (“we”, “us”, “our”, or the “Company”) is an externally managed, non-diversified, closed-end management investment company that has elected to be regulated as a business development company (a “BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”) and has elected to be treated for U.S. federal income tax purposes, and intends to qualify annually, as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). The Company was formed on January 15, 2021 (Inception Date) as a Delaware corporation. The Company commenced investment operations on August 17, 2021.

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

The Company has established CCP BDC Blocker I, LLC, CCP BDC Blocker II, LLC, and CCP Blocker III, LLC, wholly-owned direct subsidiaries. These subsidiaries allow the Company to hold equity securities of portfolio companies organized as a pass-through entity while continuing to satisfy the requirements of a RIC under the Code.

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

Note 2—Summary of Significant Accounting Policies

Basis of Presentation

The Company’s consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the U.S. (“GAAP”). The Company is an investment company following accounting and reporting guidance in Financial Accounting Standards Board ("FASB") Accounting Standards Codification Topic 946, Financial Services—Investment Companies (“ASC 946”). The Company consolidates its wholly-owned direct subsidiaries, CCP BDC Blocker I, LLC, CCP BDC Blocker II, LLC, CCP Blocker III, LLC, and CCP BDC California LLC.

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

The Company’s consolidated interim financial statements are prepared in accordance with GAAP and pursuant to the requirements for reporting on Form 10-Q and Article 6 of Regulation S-X. Accordingly, the Company’s consolidated interim financial statements do not include all of the information and notes required by GAAP for annual financial statements. In the opinion of management, the consolidated financial statements reflect all adjustments and reclassifications consisting solely of normal accruals that are necessary for the fair presentation of financial results as of and for the periods presented. The unaudited interim consolidated financial statements and notes thereto should be read in conjunction with the financial statements and notes thereto in the Company’s Form 10-K for the year ended December 31, 2022, as filed with the U.S. Securities and Exchange Commission (the “SEC”).

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

Investment Classification

The Company classifies its investments in accordance with the requirements of the 1940 Act. Under the 1940 Act, “Control” is defined as the power to exercise a controlling influence over the management or policies of a company, unless such power is solely the result of an official position with such company. In addition, in accordance with Section 2(a)(9) of the 1940 Act, any person who owns beneficially, either directly or through one or more controlled companies, more than 25% of the voting securities of a company shall be presumed to control such company. Any person who does not so own more than 25% of the voting securities of any company shall be presumed not to control such company. Any person who does not so own more than 25% of the voting securities of any company and/or does not have the power to exercise control over the management or policies of such portfolio company shall be presumed not to control such company. Consistent with the 1940 Act, “Affiliated Investments” are defined as those investments in companies in which the Company owns 5% or more of the voting securities. Consistent with the 1940 Act, “Non-affiliated Investments” are defined as investments that are neither Control Investments nor Affiliated Investments. As of March 31, 2023 and as of December 31, 2022, the Company did not “control” and was not an “affiliated person” of any of its portfolio companies, each as defined in the 1940 Act.

Cash and Cash Equivalents

Cash and cash equivalents include cash held in banks and short-term, liquid investments in a money market deposit account. Cash and cash equivalents are carried at cost which approximates fair value. The Company deposits at financial institutions for its cash and cash equivalents may exceed FDIC insured limits under applicable law.

The Company considers all highly liquid investments with a maturity of three months or less, when acquired, to be cash equivalents. As of March 31, 2023 and December 31, 2022, the Company held cash and cash equivalents in the form of money market fund shares held in First American Government Obligations Fund with a fair value of $1.5 million and $3.8 million, respectively, representing 0.32% and 1.04%, respectively, of the Company’s net assets. Cash equivalents in the form of money market fund shares are valued at their reported net asset value (generally $1 per share) on the measurement date and are categorized within Level 1 of the fair value hierarchy under ASC 820, as inputs in the valuation are observable.

Organizational Expenses and Offering Costs

Organizational expenses consist of costs incurred to establish the Company and enable it legally to do business. Organization costs are expensed as incurred. Offering costs consist of costs incurred in connection with the offering of Common Stock of the Company. Offering costs are capitalized as a deferred charge and amortized to expense on a straight-line basis over 12 months from the inception date. For the three months ended March 31, 2023 and 2022, the Company incurred $0.00 million and $0.04 million of offering costs, respectively. As of March 31, 2023 and December 31, 2022, no offering costs were deferred.

The Company will bear the organizational expenses and offering costs incurred in connection with the formation of the Company and the offering of shares of its Common Stock, including the out-of-pocket expenses of the Investment Adviser and its agents and affiliates. In addition, the Company will reimburse the Investment Adviser for the organizational expenses and offering costs it incurs on the Company’s behalf. For the period from January 15, 2021 (Inception Date) through March 31, 2023, the Company has incurred $0.48 million of organizational costs. If actual organizational expenses and offering costs incurred exceed $0.75 million, the Investment Adviser or its affiliate bear the excess costs.

Deferred Financing Costs

Financing costs incurred in connection with the Company’s credit facilities are capitalized and amortized into expense using the straight-line method, which approximates the effective yield method over the life of the respective facility. See Note 5—Borrowings.

Revenue Recognition

Interest Income

Interest income, adjusted for amortization of premium and accretion of discount, is recorded on an accrual basis. Discount and premium on investments purchased are accreted/amortized over the expected life of the respective investment using the effective yield method. Loan origination fees, original issue discount (“OID”) and market discounts or premiums are capitalized and amortized into interest income using the effective interest method. Upon prepayment of a loan or debt security, any prepayment premiums, unamortized upfront loan origination fees and unamortized discounts are recorded as interest income. The Company may have loans in its portfolio that contain a payment-in-kind ("PIK" interest provision). PIK interest is accrued and recorded as income at the contractual rates, if deemed collectible. The PIK interest is added to the principal balance on the capitalization date and is generally due at maturity or when deemed by the issuer. For the three months ended March 31, 2023 and March 31, 2022 the Company recognized PIK interest from investments of $244 and $0 respectively which is included in Interest Income on the Consolidated Statement of Operations.

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

Recent Accounting Standards Update

In March 2020, the Financial Accounting Standards Board issued Accounting Standards Update No. 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting” (“ASU 2020-04”). The amendments in ASU 2020-04 provide optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The standard is effective as of March 12, 2020 through December 31, 2022. As of March 31, 2023, the adoption of this guidance did not have an impact on the Company’s consolidated financial statements.

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

The determination of where an asset or liability falls in the above hierarchy requires significant judgment and factors specific to the asset or liability. In instances where the determination of the fair value measurement is based on inputs from different levels of the fair value hierarchy, the level in the fair value hierarchy within which the entire fair value measurement falls is based on the lowest level input that is significant to the fair value measurement in its entirety. The Investment Adviser evaluates its hierarchy disclosures each quarter and depending on various factors, it is possible that an asset or liability may be classified differently from quarter to quarter.

Determination of fair values involves subjective judgments and estimates. Accordingly, the notes to the consolidated financial statements refer to the uncertainty with respect to the possible effect of such valuations, and any change in such valuations on the consolidated financial statements.

The following table presents fair value measurements of investments, by major class, as of March 31, 2023, according to the fair value hierarchy:

	Fair Value Measurements
	Level 1	Level 2	Level 3	Totals
First Lien Senior Secured	$—	$—	$523,048	$523,048
Equity	—	—	6,276	6,276
Total	$—	$—	$529,324	$529,324

The following table presents fair value measurements of investments, by major class, as of December 31, 2022, according to the fair value hierarchy:

	Fair Value Measurements
	Level 1	Level 2	Level 3	Totals
First Lien Senior Secured	$—	$—	$352,041	$352,041
Equity	—	—	3,193	3,193
Total	$—	$—	$355,234	$355,234

The following table provides a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the three months ended March 31, 2023:

	First Lien Senior Secured	Equity	Total
Balance as of December 31, 2022	$352,041	$3,193	$355,234
Purchases and other adjustments to cost	175,056	3,243	178,299
Sales and repayments	(2,998)	—	(2,998)
Net change in unrealized gain/(loss) on investments	(1,638)	(160)	(1,798)
Net accretion of discount on investments	587	—	587
Balance as of March 31, 2023	$523,048	$6,276	$529,324
Net change in unrealized gain/loss for the period relating to those Level 3 assets that were still held by the Company at the end of the period:	$(1,638)	$(160)	$(1,798)

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

Significant Unobservable Inputs

The following table summarizes the significant unobservable inputs used to value Level 3 investments as of March 31, 2023. The table is not intended to be all-inclusive, but instead identifies the significant unobservable inputs relevant to the determination of fair values.

				Selected Input Range
Asset Category	Fair Value	Primary Valuation Technique	Unobservable Inputs	Minimum	Maximum	Weighted Average (a)
First Lien Senior Secured	$523,048	Discounted Cash Flow	Discount Rate	9.5%	20.9%	12.6%
Equity	479	Market Comparables	Revenue Multiple	2.6x	2.8x	2.7x
Equity	5,797	Market Comparables	EBITDA Multiple	7.0x	16.1x	10.6x
Total	$529,324

(a)
Weighted averages are calculated based on fair value of investments.

The following table summarizes the significant unobservable inputs used to value Level 3 investments as of December 31, 2022. The table is not intended to be all-inclusive, but instead identifies the significant unobservable inputs relevant to the determination of fair values.

				Selected Input Range
Asset Category	Fair Value	Primary Valuation Technique	Unobservable Inputs	Minimum	Maximum	Weighted Average (a)
First Lien Senior Secured	$352,041	Discounted Cash Flow	Discount Rate	9.8%	20.0%	12.5%
Equity	481	Market Comparables	Revenue Multiple	2.7x	2.9x	2.8x
Equity	2,712	Market Comparables	EBITDA Multiple	7.0x	16.5x	11.3x
Total	$355,234

(a)
Weighted averages are calculated based on fair value of investments.

There were no significant changes in valuation approach or technique as of March 31, 2023 and December 31, 2022.

Level 3 inputs to the valuation methodology are unobservable and significant to overall fair value measurement. The inputs into the determination of fair value require significant management judgment or estimation. Financial instruments that are included in this category include investments in privately held entities where the fair value is based on unobservable inputs.

The income and market approaches were used in the determination of fair value of certain Level 3 assets as of March 31, 2023 and December 31, 2022. The significant unobservable inputs used in the income approach are the discount rate or market yield used to discount the estimated future cash flows expected to be received from the underlying investment, which include both future principal and interest payments and any other end of term fees, as applicable. Included in the consideration and selection of discount rates are factors such as risk of default, interest rate risk, and changes in credit quality. The significant unobservable inputs used in the market approach are based on market comparable transactions and market multiples of publicly traded comparable companies. Increases or decreases in the valuation multiples in isolation may result in higher or lower fair value measurement, respectively, and increases or decreases in the discount rate in isolation may result in lower or higher fair value measurement, respectively.

As of March 31, 2023 and December 31, 2022, the Company had no portfolio companies on non-accrual status. Refer to Note 2 -Summary of Significant Accounting Policies—for additional details regarding the Company’s non-accrual policy.

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

Operating Advisory Group, LLC (“OAG”), is a consulting firm that exclusively provides management consulting services, substantially all of which are provided to portfolio companies of Comvest Partners’ affiliated funds investing in a control equity strategy. The Company also engages OAG to provide assistance with certain discrete diligence and other matters in connection with the Company’s investing activities. For the three months ended March 31, 2023 and March 31, 2022, OAG charged $0 and $11, respectively, for due diligence services which were paid by portfolio companies of the Company. In addition, for the three months ended March 31, 2023 and March 31, 2022, OAG charged the Company $7 and $0, respectively, for diligence expense which were paid by the Company. While neither the Company nor any of its affiliates or personnel own or share in any portion of the economics received by OAG, an affiliate of the Investment Adviser has been granted an option to acquire the shares of OAG’s parent company at a nominal value.

The Investment Adviser or its affiliates generally may pay operating expenses on behalf of the Company and are reimbursed. As of March 31, 2023 and December 31, 2022, the Company had a payable of approximately $0.09 million and $0.09 million, respectively, for expenses paid on its behalf.

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

The table set forth below shows the following quarterly fee percentages shall be payable with respect to the Company’s Target Adjusted Average Assets through the end of the Investment Period:

Quarter Ending	Quarter	Target Adjusted Average Assets Invested ($in millions) [1]	Quarterly Management Fee Percentage	Quarterly Dollar Amount ($in millions) [2]
September 30, 2021	1	$80	1%	$0.2
December 31, 2021	2	$160	1%	$0.4
March 31, 2022	3	$240	1%	$0.6
June 30, 2022	4	$320	1%	$0.8
September 30, 2022	5	$400	1%	$1
December 31, 2022	6	$480	1%	$1.2
March 31, 2023	7	$560	1%	$1.4
June 30, 2023	8	$640	1%	$1.6
September 30, 2023	9	$650	1%	$1.625
December 31, 2023	10	$650	1%	$1.625
March 31, 2024	11	$650	1%	$1.625
June 30, 2024	12 and beyond [3]	$650	1%	$1.625

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

For the three months ended March 31, 2023, the Company incurred $1.13 million in Management Fees under the Investment Advisory Agreement. For the three months ended March 31, 2022 the Company incurred $0.46 million in Management Fees under the Investment Advisory Agreement.

There were no management fee waivers for the three months ended March 31, 2023. The Investment Adviser has chosen to voluntarily waive $0.06 million of management fees earned in accordance with the Investment Advisory Agreement for the three months ended March 31, 2022. Any fees waived under the Investment Advisory Agreement are not subject to reimbursement to the Investment Adviser.

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

For the three months ended March 31, 2023 and 2022, there was no incentive fee earned and thus no amounts have been accrued.

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

The Administrator has hired a third-party sub-administrator to assist with the provision of administration services. For the three months ended March 31, 2023 and 2022, the Company incurred $0.07 million and $0.04 million, respectively, in administrative service fees under the administration agreement, payable to the sub-administrator. Administration service fees are included in other general and administrative expenses on the Statements of Operations.

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

Note 5—Borrowings

Goldman Credit Facility

On August 11, 2021, the Company entered into a Credit Agreement (the "Goldman Credit Facility") as the borrower and Goldman Sachs Bank USA (“Goldman Sachs”) as the lender. The Goldman Credit Facility is structured as a revolving credit facility secured by the capital commitments of the Company’s subscribed investors and certain related assets. On September 27, 2021, the Credit Agreement was amended, pursuant to which the maximum loan amount was increased to the lesser of $130 million and the Borrowing Base as defined below.

The Goldman Credit Facility is uncommitted and matures on the earlier of (i) the date on which either the Company or lender provide written notice of termination to the other party and (ii) the date that is 30 days prior to the last date on which the Company may issue capital drawdowns to its investors. Under the Goldman Credit Facility, the Company is permitted to borrow up to the lesser of $130 million and the Borrowing Base. The “Borrowing Base” is based upon the unfunded capital commitments of certain subscribed investors in the Company that have been approved by Goldman Sachs and meet certain criteria. The advance rate for such investors is currently 90%. The Goldman Credit Facility contains certain customary affirmative and negative covenants and events of default. The Goldman Credit Facility bears interest at a rate of Term SOFR + 0.11448% + 2.70% per weighted average annualized interest cost annum.

The weighted average annualized interest cost for all borrowings for the three months ended March 31, 2023 and 2022 was 7.37% and 2.95%, respectively. The average daily debt outstanding for the three months ended March 31, 2023 and 2022 was $42.6 million and $13.9 million, respectively. The maximum debt outstanding for the three months ended March 31, 2023 and 2022 was $101.5 million and $122 million, respectively.

The following table represents borrowings as of March 31, 2023:

	Total Aggregate Borrowing Capacity	Total Principal Outstanding	Less Deferred Financing Costs	Amount per Statements of Assets and Liabilities
Goldman Credit Facility	$130,000	$78,000	$75	$77,925
Total	$130,000	$78,000	$75	$77,925

The following table represents borrowings as of December 31, 2022:

	Total Aggregate Borrowing Capacity	Total Principal Outstanding	Less Deferred Financing Costs	Amount per Statements of Assets and Liabilities
Goldman Credit Facility	$130,000	$—	$83	$(83)
Total	$130,000	$—	$83	$(83)

The following table represents interest and debt fees for the three months ended March 31, 2023:

	For the three months ended March 31, 2023
	Interest Rate(2)	Interest Expense	Deferred Financing Costs(1)	Other Fees(1)
Goldman Credit Facility	SOFR + 0.11448% + 2.70%	$785	$8	$32
Total		$785	$8	$32

(1)
Amortization of deferred financing costs and other fees are included in interest expense on the consolidated statement of operations.
(2)
As of March 31, 2023, the 1-month SOFR rate was 4.81%.

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
(2)
As of March 31, 2022, the 1-month SOFR rate was 0.16%.

At March 31, 2023 and December 31, 2022, the carrying amount of the Company’s secured borrowings approximated their fair value in accordance with ASC 820. As of March 31, 2023 and December 31, 2022, the Company’s borrowings would be deemed to be Level 3, as defined in Note 3—Fair Value of Financial Instruments.

Note 6—Commitments and Contingencies

Commitments

In the ordinary course of business, the Company may enter into future funding commitments. As of March 31, 2023 and December 31, 2022, the Company had unfunded commitments on delayed draw term loans and revolving credit lines of $95.9 million and $55.0 million, respectively. The Company maintains sufficient cash on hand, unfunded Capital Commitments, and available borrowings from the Goldman Credit Facility to fund such unfunded commitments.

As of March 31, 2023, the Company’s unfunded commitments consisted of the following:

Portfolio Company Name	Investment Type	Commitment Type	Unfunded Commitments
190 Octane Financing	First Lien Senior Secured	Revolving Credit Line	$1,142
Aurora Solutions LLC	First Lien Senior Secured	Delayed Draw Loan	3,702
Aurora Solutions LLC	First Lien Senior Secured	Revolving Credit Line	766
BKH	First Lien Senior Secured	Delayed Draw Loan	2,136
Bradford Health Services	First Lien Senior Secured	Delayed Draw Loan	7,540
Cardiovascular Logistics	First Lien Senior Secured	Delayed Draw Loan	5,095
Cardiovascular Logistics	First Lien Senior Secured	Delayed Draw Loan	4,899
CreditAssociates, LLC	First Lien Senior Secured	Revolving Credit Line	1,167
CheckedUp	First Lien Senior Secured	Delayed Draw Loan	2,356
CheckedUp	First Lien Senior Secured	Revolving Credit Line	1,367
CTM Group	First Lien Senior Secured	Revolving Credit Line	702
Educators Publishing Service	First Lien Senior Secured	Revolving Credit Line	1,774
Firebirds	First Lien Senior Secured	Delayed Draw Loan	1,382
Firebirds	First Lien Senior Secured	Revolving Credit Line	1,382
Hasa	First Lien Senior Secured	Delayed Draw Loan	1,616
Hasa	First Lien Senior Secured	Revolving Credit Line	1,553
Kemper Sports Management	First Lien Senior Secured	Delayed Draw Loan	2,302
Kemper Sports Management	First Lien Senior Secured	Revolving Credit Line	1,675
MerchantWise Solutions, LLC	First Lien Senior Secured	Delayed Draw Loan	1,020
MerchantWise Solutions, LLC	First Lien Senior Secured	Revolving Credit Line	1,542
Narcote, LLC	First Lien Senior Secured	Revolving Credit Line	490
National Debt Relief	First Lien Senior Secured	Delayed Draw Loan	10,418
National Debt Relief	First Lien Senior Secured	Revolving Credit Line	2,189
Nuspire, LLC	First Lien Senior Secured	Delayed Draw Loan	4,397
Nuspire, LLC	First Lien Senior Secured	Revolving Credit Line	879
Oak Dental	First Lien Senior Secured	Delayed Draw Loan	7,333
Oak Dental	First Lien Senior Secured	Revolving Credit Line	861
OneCare Media, LLC	First Lien Senior Secured	Revolving Credit Line	2,056
PJW Ultimate Holdings LLC	First Lien Senior Secured	Delayed Draw Loan	361
PJW Ultimate Holdings LLC	First Lien Senior Secured	Revolving Credit Line	1,070
Planet DDS	First Lien Senior Secured	Delayed Draw Loan	772
Raven Engineered Films, Inc.	First Lien Senior Secured	Revolving Credit Line	3,242
Rushmore Intermediate	First Lien Senior Secured	Delayed Draw Loan	82
Rushmore Intermediate	First Lien Senior Secured	Revolving Credit Line	1,344
S4T Holdings Corp.	First Lien Senior Secured	Delayed Draw Loan	7,731
The Smilist Management, Inc.	First Lien Senior Secured	Delayed Draw Loan	2,060
The Smilist Management, Inc.	First Lien Senior Secured	Revolving Credit Line	549
VardimanBlack Holdings LLC	First Lien Senior Secured	Delayed Draw Loan	541
Vecta Environmental Services	First Lien Senior Secured	Delayed Draw Loan	2,473
Vecta Environmental Services	First Lien Senior Secured	Revolving Credit Line	742
Wilnat, Inc.	First Lien Senior Secured	Revolving Credit Line	1,235
Total			$95,943

As of December 31, 2022, the Company’s unfunded commitments consisted of the following:

Portfolio Company Name	Investment Type	Commitment Type	Unfunded Commitments
190 Octane Financing	First Lien Senior Secured	Delayed Draw Loan	$400
190 Octane Financing	First Lien Senior Secured	Revolving Credit Line	1,142
Aurora Solutions LLC	First Lien Senior Secured	Delayed Draw Loan	3,702
Aurora Solutions LLC	First Lien Senior Secured	Revolving Credit Line	766
Bradford Health Services	First Lien Senior Secured	Delayed Draw Loan	7,539
CheckedUp	First Lien Senior Secured	Delayed Draw Loan	2,356
CheckedUp	First Lien Senior Secured	Revolving Credit Line	1,508
CreditAssociates, LLC	First Lien Senior Secured	Revolving Credit Line	1,167
MerchantWise Solutions, LLC	First Lien Senior Secured	Delayed Draw Loan	1,002
MerchantWise Solutions, LLC	First Lien Senior Secured	Revolving Credit Line	1,542
Narcote, LLC	First Lien Senior Secured	Revolving Credit Line	490
Nuspire, LLC	First Lien Senior Secured	Delayed Draw Loan	4,397
Nuspire, LLC	First Lien Senior Secured	Revolving Credit Line	879
OneCare Media, LLC	First Lien Senior Secured	Revolving Credit Line	2,056
PJW Ultimate Holdings LLC	First Lien Senior Secured	Delayed Draw Loan	682
PJW Ultimate Holdings LLC	First Lien Senior Secured	Revolving Credit Line	1,925
Raven Engineered Films, Inc.	First Lien Senior Secured	Revolving Credit Line	3,770
Rushmore Intermediate	First Lien Senior Secured	Delayed Draw Loan	467
Rushmore Intermediate	First Lien Senior Secured	Revolving Credit Line	1,344
S4T Holdings Corp.	First Lien Senior Secured	Delayed Draw Loan	7,730
The Smilist Management, Inc.	First Lien Senior Secured	Delayed Draw Loan-C	3,842
The Smilist Management, Inc.	First Lien Senior Secured	Revolving Credit Line	549
VardimanBlack Holdings LLC	First Lien Senior Secured	Delayed Draw Loan-1st Amendment	1,258
Vecta Environmental Services	First Lien Senior Secured	Delayed Draw Loan	2,473
Vecta Environmental Services	First Lien Senior Secured	Revolving Credit Line	742
Wilnat, Inc.	First Lien Senior Secured	Revolving Credit Line	1,235
Total			$54,963

The unrealized appreciation or depreciation associated with unfunded portfolio company commitments is recorded in the financial statements and reflected as an adjustment to the valuation of the related security in the Consolidated Schedule of Investments as of March 31, 2023 and December 31, 2022. The par amount of the unfunded portfolio company commitments is not recognized by the Company until the commitment is funded.

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

Litigation and Regulatory Matters

In the ordinary course of its business, the Company, our wholly-owned direct subsidiaries, the Investment Adviser and the Administrator may become subject to litigation, claims, and regulatory matters. The Company has no knowledge of material legal or regulatory proceedings pending or known to be contemplated against the Company at this time.

Indemnifications

In the ordinary course of its business, the Company may enter into contracts or agreements that contain indemnifications or warranties. Future events could occur that lead to the execution of these provisions against the Company. Based on its history and experience, management feels that the likelihood of such an event is remote.

Note 7—Capital

Investor Commitments

As of March 31, 2023, the Company had $656.6 million, in Capital Commitments, of which $216.6 million, were unfunded. As of December 31, 2022, the Company had $656.6 million, in Capital Commitments, of which $301.6 million, were unfunded.

Capital Drawdowns

The following table summarizes the total shares issued and proceeds (in thousands) related to capital drawdowns for the three months ended March 31, 2023:

Share Issue Date	Shares Issued	Net Proceeds Received
February 24, 2023	87,145	$85,000
Total Shares Issued	87,145	$85,000

The following table summarizes the total shares issued and net proceeds (in thousands) through the Dividend Reinvestment Plan (“DRIP”) for the three months ended March 31, 2023:

Share Issue Date	Shares Issued	Net Proceeds
March 28, 2023	10,772	$10,507
Total Shares Issued	10,772	$10,507

The following table summarizes the total shares issued and net proceeds (in thousands) related to capital drawdowns for the three months ended March 31, 2022:

Share Issue Date	Shares Issued	Net Proceeds Received
	—	$—
Total Shares Issued	—	$—

The following table summarizes the total shares and net proceeds (in thousands) issued through the DRIP for the three months ended March 31, 2022:

Share Issue Date	Shares Issued	Net Proceeds
March 29, 2022	1,694	$1,687
	1,694	$1,687

As of March 31, 2023 and December 31, 2022, 4,720 and 3,740, respectively, of the Company’s common shares were owned by Comvest Group Holdings SPV II LLC, a wholly owned subsidiary of an affiliate of Comvest Partners.

Distributions and Dividends

Distributions declared for the three months ended March 31, 2023 totaled approximately $10.5 million.

The following table reflects distributions declared, per share that have been declared by our Board for the three months ended March 31, 2023:

Date Declared	Record Date	Payment Date	Per Share Amount
March 27, 2023	March 27, 2023	March 28, 2023	$22.80

The following table reflects distributions declared, per share that have been declared by our Board for the three months ended March 31, 2022:

Date Declared	Record Date	Payment Date	Per Share Amount
March 28, 2022	March 28, 2022	March 29, 2022	$12.00

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

The Company has adopted a DRIP that provides for reinvestment of any distributions declared on behalf of its stockholders, unless a stockholder elects to receive cash.

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

Note 8—Net Assets

The Company commenced investment operations on August 17, 2021. The Company did not have significant net asset activity prior to this date.

The following table reflects the net assets activity for the three months ended March 31, 2023:

	Common stock-shares	Common stock-par(1)	Additional paid in capital	Total distributable earnings (loss)	Total net assets
Balance as of December 31, 2022	373,705	$—	$372,367	$(7,859)	$364,508
Issuance of common stock, net of issuance costs	87,145	—	85,000	—	85,000
Reinvestment of distributions	10,772	—	10,507	—	10,507
Distributions to stockholders	—	—	—	(10,507)	(10,507)
Net investment income (loss)	—	—	—	11,708	11,708
Net change in unrealized gain (loss) on investments	—	—	—	(1,798)	(1,798)
Balance as of March 31, 2023	471,622	$—	$467,874	$(8,456)	$459,418

The following table reflects the net assets activity for the three months ended March 31, 2022:

	Common stock-shares	Common stock-par(1)	Additional paid in capital	Total distributable earnings (loss)	Total net assets
Balance as of December 31, 2021	140,620	$—	$139,949	$145	$140,094
Issuance of common stock, net of issuance costs	1,694	—	1,687	—	1,687
Distributions to stockholders				(1,687)	(1,687)
Net investment income (loss)	—	—	—	2,056	2,056
Net change in unrealized gain (loss) on investments	—	—	—	420	420
Balance as of March 31, 2022	142,314	$—	$141,636	$934	$142,570

(1)
Less than $1.

Note 9—Earnings Per Share

Basic earnings per share is computed by dividing earnings available to common stockholders by the weighted average number of shares outstanding during the period. Other potentially dilutive shares, and the related impact to earnings, are considered when calculating earnings per share on a diluted basis. The following information sets forth the computation of the weighted average basic and diluted net decrease in net assets per share resulting from operations for the three months ended March 31, 2023, as well as the three months ended March 31, 2022.

	For the Three Months Ended
	March 31, 2023	March 31, 2022
Net increase (decrease) in net assets resulting from operations	$9,910	$2,476
Weighted average shares of common stock outstanding—basic and diluted	409,042	140,676
Earnings (loss) per share of common stock—basic and diluted	$24.23	$17.60

Note 10—Financial Highlights

The following is a schedule of financial highlights for the three months ended March 31, 2023 and March 31, 2022:

	For the Three Months Ended March 31, 2023	For the Three Months Ended March 31, 2022
Per Common Share Operating Performance
Net Asset Value, Beginning of Period	$975.39	$996.26
Results of Operations: (1)
Net Investment Income (Loss)	28.62	14.62
Net Realized and Unrealized Gain (Loss) on Investments	(7.09)	2.92
Net Increase (Decrease) in Net Assets Resulting from Operations	21.53	17.54
Distributions to Common Stockholders
Distributions from Net Investment Income	(22.80)	(12.00)
Net Decrease in Net Assets Resulting from Distributions	(22.80)	(12.00)
Net Asset Value, End of Period	$974.12	$1,001.80
Shares Outstanding, End of Period	471,622	142,314
Total Return(3)	2.20%	1.75%
Net assets, end of period	$459,418	$142,570
Ratio/Supplemental Data
Weighted-average shares outstanding	409,042	140,676
Ratio of net investment income (loss) to average net assets without waiver(2)	11.90%	5.78%
Ratio of net investment income (loss) to average net assets with waiver(2)	11.90%	5.95%
Ratio of total expenses to average net assets without waiver(2)(5)	2.45%	2.82%
Ratio of total expenses to average net assets with waiver(2)(5)	2.45%	2.66%
Asset Coverage Ratio (6)	687%	217%
Portfolio turnover rate (4)	1%	1%

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
(6)
Asset coverage ratio is presented as of March 31, 2023 and as of March 31, 2022.

Note 11 - Subsequent Events

The Company has evaluated subsequent events through the filing of this Form 10-Q and has determined that there have been no subsequent events that require recognition or disclosure in these consolidated financial statements.

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

Forward Looking Statements

Statements we may make may contain forward-looking statements, that are not historical facts and are based on current expectations, estimates, projections, opinions and/or beliefs of the Company, the Investment Adviser and/or its affiliates (collectively, “Commonwealth”). These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about us, our current and prospective portfolio investments, our industry, our beliefs, and our assumptions. Words such as “anticipate”, “believe”, “continue”, “could”, “estimate”, “expect”, “intend”, “may”, “plan”, “potential”, “project”, “seek”, “should”, “target”, “will”, “would” or variations of these words and similar expressions are intended to identify forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements for any reason, including the factors set forth in Item 1A.—Risk Factors contained in our annual report on Form 10-K for the year ended December 31, 2022 and in this quarterly report on Form 10-Q.

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

In addition to factors previously disclosed in our U.S. Securities and Exchange Commission (“SEC”) reports and those identified elsewhere in this report, including the “Risk Factors” section, the following factors, among others, could cause actual results to differ materially from forward-looking statements or historical performance:

•
the Company’s future operating results;
•
changes in political, economic or industry conditions, the interest rate environment or conditions affecting the financial and capital markets;
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

Portfolio and Investment Activity

During the three months ended March 31, 2023, we made $178.3 million of new investments portfolio companies and had $3.0 million in aggregate amount of sales and repayments, resulting in net investments of $175.3 million for the period. The total portfolio of debt investments at fair value consisted of 100% bearing variable interest rates and 0% bearing fixed interest rates.

Our portfolio composition, based on fair value at March 31, 2023 was as follows:

	March 31, 2023
	Percentage of Total Portfolio	Weighted Average Current Yield for Total Portfolio
First Lien Senior Secured	98.8%	11.4%
Equity	1.2%	—
Total	100.0%	11.4%

Our portfolio composition, based on fair value at December 31, 2022 was as follows:

	December 31, 2022
	Percentage of Total Portfolio	Weighted Average Current Yield for Total Portfolio
First Lien Senior Secured	99.1%	11.2%
Equity	0.9	—
Total	100.0%	11.2%

The following table shows the asset mix of our new investment fundings for the three months ended March 31, 2023:

	Fair Value (In thousands)	Percentage
First Lien Senior Secured	$175,056	98.2%
Equity	3,243	1.8%
Total	$178,299	100.0%

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

The weighted average risk rating of our investments based on fair value was 2.1 as of March 31, 2023. As of March 31, 2023, the Company had no portfolio companies on non-accrual status. Refer to Note 2—Summary of Significant Accounting Policies—for additional details regarding the Company’s non-accrual policy.

	As of March 31, 2023
Internal Performance Rating	Investments at Fair Value (In thousands)	Percentage of Total Investments
6	$—	—
5	—	—
4	—	—
3	61,193	11.6
2	468,131	88.4
1	—	—
Total	$529,324	100.0%

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

The following tables show the weighted average rate, spread over the reference rate of floating rate and fees of investments originated and the weighted average rate of sales and payoffs of portfolio companies during the three months ended March 31, 2023.

For the Three Months Ended March 31, 2023
Weighted average rate of new investment fundings	11.41%
Weighted average spread over Reference Rate of new floating rate investment fundings	6.41%
Weighted average fees of new investment fundings	2.34%

RESULTS OF OPERATIONS

Our operating results for the three months ended March 31, 2023 (dollars in thousands):

For the Three Months Ended March 31, 2023
Total investment income	$14,115
Less: Net expenses	2,407
Net investment income (loss)	11,708
Net realized gains (losses)	—
Net change in unrealized gains (losses)	(1,798)
Net increase (decrease) in net assets resulting from operations	$9,910

Our operating results for the three months ended March 31, 2022 were as follows (dollars in thousands):

For the Three Months Ended March 31, 2022
Total investment income	$2,974
Less: Net expenses	918
Net investment income (loss)	2,056
Net realized gains (losses)	—
Net change in unrealized gains (losses)	420
Net increase (decrease) in net assets resulting from operations	$2,476

Investment Income

Investment income for the three months ended March 31, 2023 was driven by our deployment of capital and interest income from our investments. The composition of our investment income for the three months ended March 31, 2023 was as follows (dollars in thousands):

For the Three Months Ended March 31, 2023
Interest from investments	$13,657
Fee income	458
Total investment income	$14,115

The composition of our investment income for the three months ended March 31, 2022 was as follows (dollars in thousands):

For the Three Months Ended March 31, 2022
Interest from investments	$2,922
Fee income	52
Total investment income	$2,974

Operating Expenses

The composition of our operating expenses for the three months ended March 31, 2023 was as follows (dollars in thousands):

For the Three Months Ended March 31, 2023
Management fees	$1,126
Interest expense	825
Professional fees	148
Directors’ fees	26
Other general and administrative expenses	282
Net expenses	$2,407

The composition of our operating expenses for the three months ended March 31, 2022 was as follows (dollars in thousands):

For the Three Months Ended March 31, 2022
Management fees	$461
Interest expense	143
Professional fees	140
Directors’ fees	26
Amortization of offering costs	42
Other general and administrative expenses	164
Management fee waiver	(58)
Net expenses	$918

Net Realized Gains (Losses) and Net Change in Unrealized Gains (Losses) on Investments

Net realized gains (losses) and net change in unrealized gains (losses) on investments for the three months ended March 31, 2023 were as follows (dollars in thousands):

For the Three Months Ended March 31, 2023
Net realized gains (losses)
Non-affiliate investments	$—
Total net realized gains (losses)	—
Net change in unrealized gains (losses) on investments
Non-affiliate investments	(1,798)
Total net change in unrealized gains (losses) on investments	(1,798)
Net realized and unrealized gains (losses)	$(1,798)

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

As of March 31, 2023, we are party to the Goldman Credit Facility, as described in more detail in Note 5—Borrowings.

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

Operating liquidity is our ability to meet our short-term liquidity needs. The following table presents our operating liquidity position as of March 31, 2023 and December 31, 2022:

	As of
	March 31, 2023	December 31, 2022
Unfunded portfolio company commitments	$(95,943)	$(54,963)
Undrawn capital commitments	216,571	301,571
Total operational liquidity	$120,628	$246,608

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

Related Party Transactions and Agreements

Investment Advisory Agreement

We entered into an Investment Advisory Agreement, dated as of June 29, 2021, which was approved by our Board for an initial two-year term, under which the Investment Adviser, subject to the overall supervision of our Board manages the day-to-day operations of, and provides investment advisory services to us. The Board, including a majority of the directors that are not “interested persons” as defined in Section 2(a)(19) of the 1940 Act, approved the renewal of the Investment Advisory Agreement on May 11, 2023. Such approvals were made in accordance with, and on the basis of an evaluation satisfactory to the Board as required by, Section 15(c) of the 1940 Act and applicable rules and regulations thereunder, including a consideration of, among other factors, (i) the nature, quality and extent of the advisory and other services to be provided under the agreement, (ii) the investment performance of the personnel who manage investment portfolios with objectives similar to the Company’s, (iii) comparative data with respect to advisory fees or similar expenses paid by other BDCs with similar investment objectives and (iv) information about the services to be performed and the personnel performing such services under the agreement.

Administration Agreement

On June 29, 2021, we entered into an administration agreement (the “Administration Agreement”) with Commonwealth Credit Advisors LLC, a Delaware limited liability company (in such capacity, the “Administrator”), under which the Administrator will provide administrative services for us, including arranging office facilities for us and providing office equipment and clerical, bookkeeping and recordkeeping services at such facilities. The Board, including a majority of the directors that are not “interested persons” as defined in Section 2(a)(19) of the 1940 Act, approved the renewal of the Administration Agreement on May 11, 2023. Such approvals were made in accordance with, and on the basis of an evaluation satisfactory to the Board as required by, Section 15(c) of the 1940 Act and applicable rules and regulations thereunder.

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

Pursuant to the Order, the Company is permitted to co-invest with its affiliates if a “among other things, required majority” (as defined in Section 57(o) of the 1940 Act) of the Company’s independent directors make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the transactions, including the consideration to be paid, are reasonable and fair to the Company and the Company’s stockholders and do not involve overreaching in respect of the Company or the Company’s stockholders on the part of any person concerned, and (2) the transaction is consistent with the interests of the Company’s stockholders and is consistent with the Company’s investment objective and strategies. In addition, to the extent that our assets are treated as “plan assets” under ERISA, we will only co-invest in the same issuer with certain funds or entities managed by the Investment Adviser or its affiliates, so long as their and our respective investments are at the same level of such issuer’s capital structure; provided, that in no event will we co-invest with any other fund or entity in contravention of the 1940 Act.

Distributions and Dividends

Distributions declared for the three months ending March 31, 2023 totaled approximately $10.51 million.

The following table reflects cash distributions, including dividends and returns of capital, if any, per share that have been declared by our Board for the most recent fiscal year and current fiscal quarter to date:

Fiscal Year Quarter	Date Declared	Record Date	Payment Date	Per Share Amount
First Quarter	March 27, 2023	March 27, 2023	March 28, 2023	$22.80

Fiscal Year Ended	Date Declared	Record Date	Payment Date	Per Share Amount
December 31, 2022
First Quarter	March 28, 2022	March 28, 2022	March 29, 2022	$12.00
Second Quarter	June 27, 2022	June 27, 2022	June 28, 2022	$14.00
Third Quarter	September 27, 2022	September 27, 2022	September 28, 2022	$18.00
Fourth Quarter	December 27, 2022	December 27, 2022	December 28, 2022	$24.00

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

Goldman Credit Facility

On August 11, 2021, Commonwealth Credit Partners BDC, Inc. (the “Company”), entered into a Credit Agreement (the "Goldman Credit Facility") as the borrower and Goldman Sachs Bank USA (“Goldman Sachs”) as the lender. The Goldman Credit Facility is structured as a revolving credit facility secured by the Capital Commitments of the Company’s subscribed investors and certain related assets. On September 27, 2021, the Credit Agreement was amended, pursuant to which the maximum loan amount was increased to the lesser of $130 million and the Borrowing Base as defined below.

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

The Goldman Credit Facility bears interest at a rate of Term SOFR plus 0.11448% plus 2.70% per annum.

Contractual Obligations

The following table shows our payment obligations for repayment of debt and other contractual obligations as of March 31, 2023 (dollars in thousands):

	Total Aggregate Borrowing Capacity(1)	Total Principal Outstanding
Goldman Sachs Credit Facility	$130,000	$78,000
Total	$130,000	$78,000

(1)
As of March 31, 2023, we had $52.0 million in unused borrowing capacity under the Goldman Credit Facility, subject to borrowing base limits.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources.

Commitments

In the ordinary course of business, we may enter into future funding commitments. As of March 31, 2023, we had unfunded commitments on revolving credit lines of $95.9 million. We maintain sufficient financial resources to satisfy unfunded commitments, including cash on hand, undrawn capital commitments from our investors, and available borrowings to fund such unfunded commitments. Please refer to Note 6—Commitments and Contingencies in the notes to our consolidated financial statements for further detail of these unfunded commitments.

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

The income and market approaches were used in the determination of fair value of certain Level 3 assets as of March 31, 2023. The significant unobservable inputs used in the income approach are the discount rate or market yield used to discount the estimated future cash flows expected to be received from the underlying investment, which include both future principal and interest payments and any other end of term fees, as applicable. Included in the consideration and selection of discount rates are factors such as risk of default, interest rate risk, and changes in credit quality. The significant unobservable inputs used in the market approach are based on market comparable transactions and market multiples of publicly traded comparable companies.

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

Revenue Recognition

Interest Income

Interest income, adjusted for amortization of premium and accretion of discount, is recorded on an accrual basis. Discount and premium on investments purchased are accreted/amortized over the expected life of the respective investment using the effective interest method. Loan origination fees, original issue discount (“OID”) and market discounts or premiums are capitalized and amortized into interest income using the effective interest method. Upon prepayment of a loan or debt security, any prepayment premiums, unamortized upfront loan origination fees and unamortized discounts are recorded as interest income. The Company may have loans in its portfolio that contain a payment-in-kind ("PIK" interest provision). PIK interest is accrued and recorded as income at the contractual rates, if deemed collectible. The PIK interest is added to the principal balance on the capitalization date and is generally due at maturity or when deemed by the issuer.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to certain financial market risks, such as interest rate fluctuations. Because we fund a portion of our investments with borrowings, our net investment income is affected by the difference between the rate at which we invest and the rate at which we borrow. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income. The U.S. Federal Reserve and other central banks have raised interest rates multiple times in recent years. As a result, key base interest rates, such as SOFR and LIBOR, may fluctuate over time. As of March 31, 2023, 100% of investments at fair value represent floating-rate investments with a reference rate floor and none of our debt investments at fair value represent fixed-rate investments. Additionally, our Goldman Credit Facility is also subject to floating interest rates and are currently paid based on floating SOFR rates.

The following table estimates the potential changes in net cash flow generated from interest income and expenses, should interest rates increase by 100, 200 or 300 basis points, or decrease by 25 basis points. Interest income is calculated as revenue from interest generated from our portfolio of investments held as of March 31, 2023. Interest expense is calculated based on the terms of our outstanding revolving credit facility and subscription line. For our Goldman Credit Facility, we use the outstanding balance as of March 31, 2023. Interest expense on this balance is calculated using the interest rate as of March 31, 2023, adjusted for the hypothetical changes in rates, as shown below.

Assuming that the interim and unaudited Consolidated Statement of Assets and Liabilities as of March 31, 2023 was to remain constant and that we took no actions to alter our interest rate sensitivity as of such date, the following table shows the annualized impact of hypothetical base rate changes in interest rates. Actual results could differ significantly from those estimated in the table.

Change in Interest Rates	Net Increase (Decrease) in Interest Income (in thousands)	Net Increase (Decrease) in Interest Expense (in thousands)	Net Increase (Decrease) in Net Investment Income (in thousands)
Down 25 basis points	$(1,357)	$(195)	$(1,162)
Up 100 basis points	5,427	780	4,647
Up 200 basis points	10,855	1,560	9,295
Up 300 basis points	16,282	2,340	13,942

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “1934 Act”) we evaluated, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the 1934 Act) as of March 31, 2023. Based on the foregoing evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of March 31, 2023, our disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level that we would meet our disclosure obligations.

Changes in internal control over financial reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the 1934 Act) that occurred during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We, and our wholly-owned direct subsidiaries, the Investment Adviser and the Administrator are not currently subject to any material legal proceedings as of March 31, 2023. From time to time, we our wholly-owned direct subsidiaries, the Investment Adviser and the Administrator may be a party to certain legal proceedings incidental to the normal course of our business including the enforcement of our rights under contracts with our portfolio companies. While the outcome of these legal proceedings cannot be predicted with certainty, we do not expect that these proceedings will have a material effect upon our business, financial condition or results of operations.

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Item 1A.—Risk Factors in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, which could materially affect our business, financial condition and/or operating results. The risks described in our Annual Report on Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may materially affect our business, our structure, our financial condition, our investments and/or operating results. Other than as set forth below, there have been no material changes during the three months ended March 31, 2023 to the risk factors discussed in Item 1A.—Risk Factors in our Annual Report on Form 10-K.

We, our wholly-owned direct subsidiaries, the Investment Adviser, and our portfolio companies may maintain cash balances at financial institutions that exceed federally insured limits and may otherwise be materially affected by adverse developments affecting the financial services industry, such as actual events or concerns involving liquidity, defaults or non-performance by financial institutions or transactional counterparties.

Our cash and the cash of our wholly-owned direct subsidiaries and our Investment Adviser is held in accounts at U.S. banking institutions that we believe are of high quality. Cash held by us, our wholly-owned direct subsidiaries, our Investment Adviser and by our portfolio companies in non-interest-bearing and interest-bearing operating accounts may exceed the Federal Deposit Insurance Corporation (“FDIC”) insurance limits. If such banking institutions were to fail, we, our wholly-owned direct subsidiaries, our Investment Adviser, or our portfolio companies could lose all or a portion of those amounts held in excess of such insurance limitations. In addition, actual events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions, transactional counterparties or other companies in the financial services industry or the financial services industry generally, or concerns or rumors about any events of these kinds or other similar risks, have in the past and may in the future lead to market-wide liquidity problems, which could adversely affect our, our wholly-owned direct subsidiaries’, our Investment Adviser’s and our portfolio companies’ business, financial condition, results of operations, or prospects.

Although we, our wholly-owned direct subsidiaries and our Investment Adviser assess our and our portfolio companies’ banking relationships as we believe necessary or appropriate, our and our portfolio companies’ access to funding sources and other credit arrangements in amounts adequate to finance or capitalize our respective current and projected future business operations could be significantly impaired by factors that affect us, our wholly-owned direct subsidiaries, our Investment Adviser or our portfolio companies, the financial institutions with which we, our wholly-owned direct subsidiaries, our Investment Adviser or our portfolio companies have arrangements directly, or the financial services industry or economy in general. These factors could include, among others, events such as liquidity constraints or failures, the ability to perform obligations under various types of financial, credit or liquidity agreements or arrangements, disruptions or instability in the financial services industry or financial markets, or concerns or negative expectations about the prospects for companies in the financial services industry. These factors could involve financial institutions or financial services industry companies with which we, our wholly-owned direct subsidiaries, our Investment Adviser or our portfolio companies have financial or business relationships, but could also include factors involving financial markets or the financial services industry generally.

In addition, investor concerns regarding the U.S. or international financial systems could result in less favorable commercial financing terms, including higher interest rates or costs and tighter financial and operating covenants, or systemic limitations on access to credit and liquidity sources, thereby making it more difficult for us, our wholly-owned direct subsidiaries, our Investment Adviser, or our portfolio companies to acquire financing on acceptable terms or at all.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Previously disclosed by the Company on its current reports on Form 8-K.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following exhibits are filed as part of this report, or hereby incorporated by reference to exhibits previously filed with the United States Securities and Exchange Commission:

Exhibit Number	Description of Document

3.1	Amended and Restated Certificate of Incorporation(1)

3.2	By-Laws(1)

31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14 (a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14 (a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S. C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.

32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S. C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

(1) Incorporated by reference to the Exhibits accompanying the Company’s Form 10 Registration Statement filed on July 6, 2021.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Commonwealth Credit Partners BDC I, Inc.

Date: May 11, 2023	By:	/s/ Robert O’Sullivan
	Name: Title:	Robert O’Sullivan Chief Executive Officer

Date: May 11, 2023	By:	/s/ Cecilio M. Rodriguez
	Name: Title:	Cecilio M. Rodriguez Chief Financial Officer

w