Form 10-Q
period 2023-06-30
Commonwealth Credit Partners BDC I, Inc.
filed 2023-08-10
CIK 1841514

cc

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

There were 514,901 issued and outstanding shares of the issuer’s common stock, $.001 par value per share, on August 10, 2023.

Commonwealth Credit Partners BDC I, Inc.

Quarterly Report on Form 10-Q

PART I—FINANCIAL INFORMATION

ITEM1. FINANCIAL STATEMENTS

COMMONWEALTH CREDIT PARTNERS BDC I, INC.

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

(amounts in thousands except share and per share data)

	June 30, 2023 (Unaudited)	December 31, 2022
Assets:
Non-controlled, non-affiliated investments, at fair value (amortized cost of $583,542 and $362,713 as of June 30, 2023 and December 31, 2022, respectively)	$576,581	$355,234
Cash and cash equivalents	7,738	8,355
Receivables:
Interest receivable	2,834	2,436
Prepaid expenses and other assets	178	193
Total Assets	$587,331	$366,218

Liabilities:
Credit facility (net of deferred financing costs of $67 and $83 as of June 30, 2023 and December 31, 2022, respectively)	$79,033	$(83)
Payables:
Management fee payable	1,295	851
Interest payable	525	366
Incentive fee payable, net	1,336	—
Directors fee payable	24	24
Accrued other general and administrative expenses	551	552
Total Liabilities	$82,764	$1,710

Net Assets:
Common Shares, $0.001 par value; 1,000,000 shares authorized; 514,901 and 373,705 as of
June 30, 2023 and December 31, 2022, respectively issued and outstanding	$1	$—
Additional paid-in capital	510,032	372,367
Total distributable earnings (accumulated deficit)	(5,466)	(7,859)
Total Net Assets	$504,567	$364,508
Total Liabilities and Net Assets	$587,331	$366,218
Net Asset Value Per Common Share	$979.93	$975.39

The accompanying notes are an integral part of these consolidated financial statements.

COMMONWEALTH CREDIT PARTNERS BDC I, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(amounts in thousands except share and per share data)

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Income:
Investment income from non-controlled, non-affiliated investments:
Interest income	$17,130	$4,690	$30,787	$7,612
Fee income	229	103	687	155
Total Investment Income	17,359	4,793	31,474	7,767
Expenses:
Incentive fees	1,399	-	1,399	—
Management fees	1,295	643	2,421	1,104
Interest expense	1,543	512	2,369	655
Professional fees	175	120	323	260
Directors fees	25	26	50	51
Amortization of offering costs	-	38	—	80
Other general and administrative expenses	154	199	436	364
Total Expenses	4,591	1,538	6,998	2,514
Less: Management fee waiver (Note 4)	-	(33)	—	(91)
Less: Incentive fee waiver (Note 3)	(63)	-	(63)	—
Net expenses	4,528	1,505	6,935	2,423
Net Investment Income (Loss)	12,831	3,288	24,539	5,344
Realized and unrealized gains (losses) on investments and foreign currency transactions
Net realized gains (losses):
Non-controlled, non-affiliated investments	-	32	—	32
Total net realized gains (losses)	-	32	—	32
Net change in unrealized gains (losses):
Non-controlled, non-affiliated investments	2,317	(1,367)	519	(947)
Total net change in unrealized gains (losses)	2,317	(1,367)	519	(947)
Total realized and unrealized gains (losses)	2,317	(1,335)	519	(915)
Net Increase (Decrease) in Net Assets Resulting from Operations	$15,148	$1,953	$25,058	$4,429
Per Common Share Data:
Basic and diluted net investment income/(loss) per common share	$26.99	$(18.34)	$55.47	$33.38
Basic and diluted net increase/(decrease) in net assets resulting from operations per common share	$31.86	$10.89	$56.64	$27.67
Weighted Average Common Shares Outstanding - Basic and Diluted	475,418	179,264	442,413	160,076

The accompanying notes are an integral part of these consolidated financial statements.

COMMONWEALTH CREDIT PARTNERS BDC I, INC.

CONSOLIDATED STATEMENT OF CHANGE IN NET ASSETS

(amounts in thousands except share and per share data)

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Increase (Decrease) in Net Assets Resulting from Operations:
Net investment income (loss)	$12,831	$3,288	$24,539	$5,344
Net realized gains (losses) on investments	-	32	-	32
Net change in unrealized gains (losses) on investments	2,317	(1,367)	519	(947)
Net Increase (Decrease) in Net Assets Resulting from Operations	15,148	1,953	25,058	4,429

Decrease in Net Assets Resulting from Stockholder Distributions
Distributions from net investment income	(12,158)	(2,831)	(22,665)	(4,518)
Net Decrease in Net Assets Resulting from Stockholder Distributions	(12,158)	(2,831)	(22,665)	(4,518)

Increase in Net Assets Resulting from Capital Share Transactions
Issuance of common shares	30,001	60,000	115,001	60,000
Reinvestment of distributions	12,158	2,831	22,665	4,518
Net Increase in Net Assets Resulting from Capital Share Transactions	42,159	62,831	137,666	64,518
Total Increase (Decrease) in Net Assets	45,149	61,953	140,059	64,429
Net Assets, Beginning of Period	459,418	142,570	364,508	140,094
Net Assets, End of Period	$504,567	$204,523	$504,567	$204,523

The accompanying notes are an integral part of these consolidated financial statements.

COMMONWEALTH CREDIT PARTNERS BDC I, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

(Unaudited)

	For the Six Months Ended
	June 30, 2023	June 30, 2022
Cash Flows from Operating Activities:
Net increase (decrease) in net assets resulting from operations	$25,058	$4,429
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Net realized (gains)/losses on investments	—	(32)
Net change in unrealized (gains)/losses on investments	(519)	947
Net accretion of discount on investments	(1,062)	(365)
Non-cash investment income	(331)	—
Purchases of portfolio investments	(227,555)	(126,851)
Amortization of deferred financing costs	17	17
Sales or repayments of portfolio investments	8,119	8,710
Increase/(decrease) in operating assets and liabilities:
(Increase)/decrease in interest and dividends receivable	(398)	(460)
(Increase)/decrease in prepaid expenses and other assets	15	68
Increase/(decrease) in management fees payable, net	444	363
Increase/(decrease) in interest payable	159	87
Increase/(decrease) in incentive fee payable, net	1,336	—
Increase/(decrease) in directors fee payable	—	2
Increase/(decrease) in accrued other general and administrative expenses	(1)	144
Net cash provided by (used in) Operating Activities	(194,718)	(112,941)
Cash Flows provided by (used in) Financing Activities:
Borrowings on credit facility	207,100	225,800
Payments on credit facility	(128,000)	(241,700)
Proceeds from issuance of common stock	115,001	60,000
Net cash provided by (used in) Financing Activities	194,101	44,100
Net increase (decrease) in cash and cash equivalents	(617)	(68,841)
Cash and cash equivalents, beginning of period	8,355	114,849
Cash and cash equivalents, end of period	$7,738	$46,008

Supplemental and Non-Cash Information:
Interest paid during the period	$2,210	$568
Distributions declared during the period	$22,665	$4,518
Reinvestment of distributions during the period	$22,665	$4,518

The accompanying notes are an integral part of these consolidated financial statements.

COMMONWEALTH CREDIT PARTNERS BDC I, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

AS OF JUNE 30, 2023

(amounts in thousands, except per share data)

(Unaudited)

Portfolio Company(3)(7)	Industry	Spread Above Index	Interest Rate (5)	Maturity Date	Principal / Shares	Amortized Cost	Fair Value	Percentage of Net Assets (2)
Debt Investments
First Lien Senior Secured(5)
190 Octane Financing - Delayed Draw Loan (8)	Consumer Services	SOFR + 6.50% (1.00% floor)	11.85%	5/10/2027	4,900	$4,831	$4,768	0.9%
190 Octane Financing - Revolving Credit Line (4)(8)	Consumer Services	SOFR + 6.50% (1.00% floor)	11.85%	5/10/2027	-	(18)	(31)	0.0%
190 Octane Financing - Term Loan (8)	Consumer Services	SOFR + 6.50% (1.00% floor)	11.85%	5/10/2027	8,476	8,338	8,247	1.6%
Abea Acquisition, Inc. - Delayed Draw Loan	Consumer Services	SOFR + 6.50% (1.00% floor)	11.64%	11/30/2026	1,506	1,486	1,478	0.3%
Abea Acquisition, Inc. - Term Loan	Consumer Services	SOFR + 6.50% (1.00% floor)	11.64%	11/30/2026	11,995	11,845	11,779	2.3%
AccessOne Medcard, Inc. - Term Loan	Health Care Technology	SOFR + 7.00% (0.50% floor)	12.14%	8/20/2026	11,754	11,619	11,249	2.2%
Aurora Solutions LLC - Delayed Draw Loan (4)(8)	Diversified Financials	SOFR + 6.00% (0.75% floor) + 0.50% PIK	11.74%	12/31/2027	3,320	3,259	2,688	0.5%
Aurora Solutions LLC - Revolving Credit Line (4)(8)	Diversified Financials	SOFR + 6.00% (0.75% floor) + 0.50% PIK	11.74%	12/31/2027	511	496	396	0.1%
Aurora Solutions LLC - Term Loan (8)	Diversified Financials	SOFR + 6.00% (0.75% floor) + 0.50% PIK	11.74%	12/31/2027	9,457	9,347	8,606	1.7%
Batteries Plus Holding Corporation - Revolving Credit Line (4)(8)	Consumer Services	SOFR + 6.75% (1.00% floor)	11.99%	6/27/2028	-	(54)	(54)	0.0%
Batteries Plus Holding Corporation - Term Loan (8)	Consumer Services	SOFR + 6.75% (1.00% floor)	11.99%	6/27/2028	16,542	16,130	16,129	3.2%
BKH - Delayed Draw Term Loan (4)(8)	Consumer Services	SOFR + 6.50% (1.00% floor)	11.75%	2/25/2028	-	(20)	(43)	0.0%
BKH - Term Loan (8)	Consumer Services	SOFR + 6.50% (1.00% floor)	11.75%	2/25/2028	21,797	21,388	21,362	4.2%
Bradford Health Services - Delayed Draw Term Loan (4)(8)	Health Care Providers & Services	SOFR + 6.00% (1.00% floor)	11.42%	10/27/2028	-	(50)	(121)	0.0%
Bradford Health Services - Term Loan (8)	Health Care Providers & Services	SOFR + 6.00% (1.00% floor)	11.42%	10/27/2028	13,129	12,888	12,919	2.6%
Cardiovascular Logistics - Delayed Draw Term Loan A (4)(8)	Health Care Providers & Services	SOFR + 6.25% (1.00% floor)	11.67%	1/31/2029	1,617	1,521	1,494	0.3%
Cardiovascular Logistics - Delayed Draw Term Loan B (4)(8)	Health Care Providers & Services	SOFR + 6.25% (1.00% floor)	11.67%	1/31/2029	-	(46)	(118)	0.0%
Cardiovascular Logistics - Term Loan (8)	Health Care Providers & Services	SOFR + 6.25% (1.00% floor)	11.67%	1/31/2029	7,232	7,098	7,058	1.4%
CheckedUp - Delayed Draw Term Loan (4)(8)	Technology Hardware & Equipment	SOFR + 5.50% (1.00% floor)	10.74%	10/20/2027	702	670	683	0.1%
CheckedUp - Revolving Credit Line (4)(8)	Technology Hardware & Equipment	SOFR + 5.50% (1.00% floor)	10.74%	10/20/2027	189	160	177	0.0%
CheckedUp - Term Loan (8)	Technology Hardware & Equipment	SOFR + 5.50% (1.00% floor)	10.74%	10/20/2027	9,121	8,980	9,066	1.8%
CreditAssociates, LLC - Revolving Credit Line (4)	Diversified Financials	SOFR + 7.00% (1.00% floor)	12.14%	3/29/2027	-	(15)	(18)	0.0%
CreditAssociates, LLC - Term Loan	Diversified Financials	SOFR + 7.00% (1.00% floor)	12.14%	3/29/2027	22,404	22,090	22,069	4.4%
Educators Publishing Service - Revolving Credit Line (4)	Media	SOFR + 6.00% (1.00% floor)	11.14%	2/24/2028	-	(41)	(32)	0.0%
Educators Publishing Service - Term Loan	Media	SOFR + 6.00% (1.00% floor)	11.14%	2/24/2028	17,590	17,178	17,273	3.4%
Firebirds - Delayed Draw Term Loan (4)(8)	Consumer Services	SOFR + 6.25% (2.00% floor)	11.49%	3/22/2028	-	(16)	(33)	0.0%
Firebirds - Revolving Credit Line (4)(8)	Consumer Services	SOFR + 6.25% (2.00% floor)	11.49%	3/22/2028	276	244	243	0.0%
Firebirds - Term Loan (8)	Consumer Services	SOFR + 6.25% (2.00% floor)	11.49%	3/22/2028	22,746	22,199	22,201	4.4%
Hasa - Delayed Draw Loan (4)(8)(9)	Capital Goods	SOFR + 5.75% (1.00% floor)	11.17%	1/10/2029	1,181	1,103	1,094	0.2%
Hasa - Revolving Credit Line (4)(8)(9)	Capital Goods	SOFR + 5.75% (1.00% floor)	11.17%	1/10/2029	621	578	573	0.1%
Hasa - Term Loan (8)(9)	Capital Goods	SOFR + 5.75% (1.00% floor)	11.17%	1/10/2029	13,416	13,045	13,000	2.6%
JG Wentworth - Term Loan (1)(8)	Diversified Financials	SOFR + 7.50% (1.00% floor)	12.75%	11/30/2027	7,610	7,473	7,412	1.5%
Kemper Sports Management - Delayed Draw Loan (4)(8)	Consumer Services	SOFR + 6.50% (1.00% floor)	11.74%	1/12/2028	3,715	3,629	3,626	0.7%
Kemper Sports Management - Revolving Credit Line (4)(8)(9)	Consumer Services	SOFR + 6.50% (1.00% floor)	11.74%	1/12/2028	-	(30)	(27)	0.0%
Kemper Sports Management - Term Loan (8)	Consumer Services	SOFR + 6.50% (1.00% floor)	11.92%	1/12/2028	18,904	18,552	18,601	3.7%
Kent Water Sports Holdings, LLC - Delayed Draw Loan	Consumer Durables & Apparel	L + 7.00% (1.00% floor) + 2.00% PIK	14.55%	12/31/2025	16,264	16,097	14,507	2.9%
MerchantWise Solutions, LLC - Delayed Draw Loan (4)(8)	Software & Services	SOFR + 6.00% (0.75% floor)	11.27%	6/1/2028	2,053	2,001	1,943	0.4%
MerchantWise Solutions, LLC - Revolving Credit Line (4)(8)	Software & Services	SOFR + 6.00% (0.75% floor)	11.27%	6/1/2028	-	(25)	(56)	0.0%
MerchantWise Solutions, LLC - Term Loan (8)	Software & Services	SOFR + 6.00% (0.75% floor)	11.27%	6/1/2028	12,215	12,002	11,775	2.3%
Mollie Funding II LLC - Delayed Draw Loan (1)(4)(8)	Diversified Financials	SOFR + 8.00% (1.00% floor)	13.25%	6/11/2027	1,760	1,726	1,675	0.3%
Mollie Funding II LLC - Revolving Credit (1)(4)(8)	Diversified Financials	SOFR + 8.00% (1.00% floor)	13.25%	6/11/2027	516	501	485	0.1%
Mollie Funding II LLC - Term Loan (1)(8)	Diversified Financials	SOFR + 8.00% (1.00% floor)	13.25%	6/11/2027	11,013	10,903	10,793	2.1%
Narcote, LLC - Revolving Credit Line (1)(4)(8)	Industrials	SOFR + 7.00% (1.00% floor)	12.25%	3/30/2027	871	853	871	0.2%

COMMONWEALTH CREDIT PARTNERS BDC I, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS (CONTINUED)

AS OF JUNE 30, 2023

(amounts in thousands, except per share data)

(Unaudited)

Portfolio Company(3)(7)	Industry	Spread Above Index	Interest Rate (5)	Maturity Date	Principal / Shares	Amortized Cost	Fair Value	Percentage of Net Assets (2)
Narcote, LLC - Term Loan (1)(8)	Industrials	SOFR + 7.00% (1.00% floor)	12.25%	3/30/2027	4,632	4,567	4,632	0.9%
Narcote, LLC - Term Loan (1)(8)	Industrials	SOFR + 7.00% (1.00% floor)	12.25%	3/30/2027	2,779	2,741	2,779	0.6%
National Debt Relief - Delayed Draw Loan (4)(8)	Diversified Financials	SOFR + 6.00% (1.50% floor)	11.25%	2/24/2027	2,976	2,826	2,758	0.5%
National Debt Relief - Revolving Credit Line (4)(8)	Diversified Financials	SOFR + 6.00% (1.50% floor)	11.25%	2/24/2027	-	(30)	(44)	0.0%
National Debt Relief - Term Loan (8)	Diversified Financials	SOFR + 6.00% (1.50% floor)	11.25%	2/24/2027	13,131	12,953	12,869	2.6%
Nuspire, LLC - Revolving Credit Line (4)(8)	Software & Services	SOFR + 5.75% (1.00% floor)	10.99%	5/25/2027	-	(14)	(39)	0.0%
Nuspire, LLC - Term Loan (8)	Software & Services	SOFR + 5.75% (1.00% floor)	10.99%	5/25/2027	6,965	6,851	6,658	1.3%
Oak Dental - Delayed Draw Term Loan (4)(8)	Health Care Equipment & Services	SOFR + 6.50% (2.00% floor)	11.75%	3/22/2028	-	(87)	(110)	0.0%
Oak Dental - Revolving Credit Line (4)(8)	Health Care Equipment & Services	SOFR + 6.50% (2.00% floor)	11.75%	3/22/2028	344	324	331	0.1%
Oak Dental - Term Loan (8)	Health Care Equipment & Services	SOFR + 6.50% (2.00% floor)	12.03%	3/22/2028	18,023	17,588	17,752	3.5%
OneCare Media, LLC - Revolving Credit Line (4)	Media	SOFR + 6.50% (1.00% floor)	11.64%	9/29/2026	-	(27)	(51)	0.0%
OneCare Media, LLC - Term Loan A	Media	SOFR + 6.50% (1.00% floor)	11.64%	9/29/2026	10,705	10,557	10,437	2.1%
OneCare Media, LLC - Term Loan B	Media	SOFR + 6.50% (1.00% floor)	11.64%	9/29/2026	2,375	2,338	2,315	0.5%
OneCare Media, LLC - Term Loan C	Media	SOFR + 6.50% (1.00% floor)	11.64%	9/29/2026	1,484	1,459	1,446	0.3%
OneCare Media, LLC - Term Loan D	Media	SOFR + 6.50% (1.00% floor)	11.64%	9/29/2026	901	885	878	0.2%
Peak Technologies - Term Loan	Technology Hardware & Equipment	SOFR + 6.25% (1.00% floor)	11.39%	7/22/2027	28,581	28,037	27,811	5.5%
PJW Ultimate Holdings LLC - Delayed Draw Term Loan	Consumer Services	SOFR + 6.00% (1.00% floor)	11.14%	11/17/2026	4,205	4,141	4,091	0.8%
PJW Ultimate Holdings LLC - Revolving Credit Line (4)	Consumer Services	SOFR + 6.00% (1.00% floor)	11.14%	11/17/2026	171	142	113	0.0%
PJW Ultimate Holdings LLC - Term Loan	Consumer Services	SOFR + 6.00% (1.00% floor)	11.14%	11/17/2026	9,766	9,627	9,502	1.9%
Planet DDS - Delayed Draw Loan (4)(8)(9)	Health Care Technology	SOFR + 7.50% (0.75% floor)	12.74%	7/18/2028	863	842	813	0.2%
Planet DDS - Term Loan (8)(9)	Health Care Technology	SOFR + 7.50% (0.75% floor)	13.14%	7/18/2028	14,348	13,960	13,946	2.8%
Raven Engineered Films, Inc. - Revolving Credit Line (4)(8)	Industrials	SOFR + 7.00% (1.00% floor)	12.25%	4/29/2027	226	168	121	0.0%
Raven Engineered Films, Inc. - Term Loan (8)	Industrials	SOFR + 7.00% (1.00% floor)	12.25%	4/29/2027	21,489	21,142	20,888	4.1%
Rushmore Intermediate - Delayed Draw Loan	Health Care Equipment & Services	SOFR + 7.00% (1.00% floor)	12.27%	11/1/2027	1,262	1,242	1,222	0.2%
Rushmore Intermediate - Delayed Draw Loan 2nd Amend (4)	Health Care Equipment & Services	SOFR + 7.00% (1.00% floor)	12.27%	11/1/2027	407	370	364	0.1%
Rushmore Intermediate - Revolving Credit Line (4)	Health Care Equipment & Services	SOFR + 7.00% (1.00% floor)	12.27%	11/1/2027	-	(19)	(43)	0.0%
Rushmore Intermediate - Term Loan	Health Care Equipment & Services	SOFR + 7.00% (1.00% floor)	12.27%	11/1/2027	12,096	11,913	11,709	2.3%
S4T Holdings Corp. - Delayed Draw Loan (8)	Commercial & Professional Services	SOFR + 6.00% (1.00% floor)	11.25%	12/28/2026	7,731	7,599	7,731	1.5%
S4T Holdings Corp. - Term Loan (8)	Commercial & Professional Services	SOFR + 6.00% (1.00% floor)	11.25%	12/28/2026	25,890	25,511	25,891	5.1%
Select Rehabilitation - Term Loan (8)	Health Care Equipment & Services	SOFR + 8.50% (1.00% floor)	13.87%	10/19/2027	19,999	19,559	19,599	3.9%
The Smilist Management, Inc. - Delayed Draw Loan A	Health Care Providers & Services	SOFR + 6.50% (1.00% floor)	11.64%	12/23/2025	2,716	2,689	2,612	0.5%
The Smilist Management, Inc. - Delayed Draw Loan B	Health Care Providers & Services	SOFR + 6.50% (1.00% floor)	11.64%	12/23/2025	5,784	5,724	5,564	1.1%
The Smilist Management, Inc. - Delayed Draw Loan C (4)	Health Care Providers & Services	SOFR + 6.50% (1.00% floor)	11.64%	12/23/2025	3,488	3,445	3,313	0.7%
The Smilist Management, Inc. - Revolving Credit Line (4)	Health Care Providers & Services	SOFR + 6.50% (1.00% floor)	11.64%	12/23/2025	-	(5)	(21)	0.0%
The Smilist Management, Inc. - Term Loan	Health Care Providers & Services	SOFR + 6.50% (1.00% floor)	11.64%	12/23/2025	4,896	4,847	4,710	0.9%
VardimanBlack Holdings LLC - Delayed Draw Loan (8)	Health Care Equipment & Services	SOFR + 7.00% (0.50% floor)	12.24%	3/18/2027	6,768	6,714	6,632	1.3%
VardimanBlack Holdings LLC - Delayed Draw Loan 1st Amend (8)	Health Care Equipment & Services	SOFR + 8.00% (0.50% floor)	13.24%	3/18/2027	11,058	10,957	10,837	2.1%
VardimanBlack Holdings LLC - Term Loan (8)	Health Care Equipment & Services	SOFR + 7.00% (0.50% floor)	12.24%	3/18/2027	8,146	8,081	7,983	1.6%
Vecta Environmental Services - Delayed Draw Term Loan (4)(8)	Industrials	SOFR + 6.25% (1.00% floor)	11.67%	12/30/2027	-	(22)	(40)	0.0%
Vecta Environmental Services - Revolving Credit Line (4)(8)	Industrials	SOFR + 6.25% (1.00% floor)	11.49%	12/30/2027	124	108	110	0.0%
Vecta Environmental Services - Term Loan (8)	Industrials	SOFR + 6.25% (1.00% floor)	11.67%	12/30/2027	8,140	7,992	8,009	1.6%
VENU+ - Revolving Credit Line (4)(8)	Consumer Services	SOFR + 6.75% (1.00% floor)	12.04%	11/30/2026	480	455	456	0.1%
VENU+ - Term Loan (8)	Consumer Services	SOFR + 6.75% (1.00% floor)	12.04%	11/30/2026	19,347	18,895	18,922	3.8%
Whitestone Home Furnishings, LLC - Term Loan	Consumer Durables & Apparel	SOFR + 9.00% (1.00% floor)	14.14%	8/20/2026	14,819	14,618	13,900	2.8%

COMMONWEALTH CREDIT PARTNERS BDC I, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS (CONTINUED)

AS OF JUNE 30, 2023

(amounts in thousands, except per share data)

(Unaudited)

Portfolio Company(3)(7)	Industry	Spread Above Index	Interest Rate (5)	Maturity Date	Principal / Shares	Amortized Cost	Fair Value	Percentage of Net Assets (2)
Wilnat, Inc. - Revolving Credit Line (4)	Capital Goods	SOFR + 5.00% (1.00% floor)	10.14%	12/29/2026	-	(17)	-	0.0%
Wilnat, Inc. - Term Loan	Capital Goods	SOFR + 5.00% (1.00% floor)	10.14%	12/29/2026	12,160	11,980	12,160	2.4%
Wilnat, Inc. - Term Loan	Capital Goods	SOFR + 5.00% (1.00% floor)	10.14%	12/29/2026	3,159	3,096	3,159	0.6%
Total First Lien Senior Secured					587,837	576,637	570,382	113.0%
Total Debt Investments					587,837	576,637	570,382	113.0%

Equity Investments
Preferred Equity
Atlas US Holdings, LP - class X preferred (6)	Diversified Financials	15.00% PIK	15.00%	NA	113,989	$114	$228	0.0%
Atlas US Holdings, LP - class B-2 units (6)	Diversified Financials	NA			857,787	873	214	0.0%
Educators Publishing Service - Series A-1 Preferred Units (6)	Media	NA	NA	NA	887,237	887	905	0.2%
TVG OCM III (FT) Blocker, LLC - Class B Units (6)	Media	NA	NA	NA	706	706	890	0.2%
Total Preferred Equity						2,580	2,237	0.4%

Common Equity
190 Octane Holdings, LLC - series A-1 units (6)(9)	Consumer Services	NA	NA	NA	223,551	$377	$398	0.1%
Cardiovascular Logistics - Class O2 Units (6)	Health Care Providers & Services	NA	NA	NA	142,509	143	142	0.0%
Firebirds - Class A Units (6)	Consumer Services	NA	NA	NA	590,012	590	553	0.1%
Firebirds - Class B Units (6)	Consumer Services	NA	NA	NA	590,012	-	38	0.0%
Kemper Sports Management Holdings LLC Equity (6)(9)	Consumer Services	NA	NA	NA	610,763	611	647	0.1%
Oak Dental - Class C Units (6)(9)	Health Care Equipment & Services	NA	NA	NA	45	344	355	0.1%
Rushmore Lender Co-Invest Blocker, LLC - Common Stock (6)	Health Care Equipment & Services	NA	NA	NA	537,606	538	514	0.1%
Sea-K Investors, LLC - Class A Units (6)(9)	Consumer Durables & Apparel	NA	NA	NA	399,694	732	104	0.0%
VENU+ - Class A-1 Units (6)	Consumer Services	NA	NA	NA	664,865	664	662	0.1%
Vistria ESS Holdings, LLC - Equity (6)	Commercial & Professional Services	NA	NA	NA	326	326	549	0.1%
Total Common Equity						4,325	3,962	0.7%
Total Equity Investments						6,905	6,199	1.1%
Total Investments						$583,542	576,581	114.1%
Liabilities in Excess of Other Assets							(72,014)	-14.1%
Net Assets							$504,567	100.0%

(1)
The Company deemed this asset to be a "non-qualifying asset" under Section 55(a) of the Investment Company Act of 1940, as amended. Qualifying assets must represent at least 70.0% of the Company's total assets at the time of acquisition of any additional non-qualifying assets. As of June 30, 2023, 4.88% of the Company's total assets are represented by investments at fair value that are considered non-qualifying assets.
(2)
Percentages are based on net assets as of June 30, 2023.
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
(5)
The majority of the investments bear interest at a rate that may be determined by reference to Secured Overnight Financing Rate (“SOFR") and which reset monthly, quarterly, semiannually, or annually. For each, the Company has provided the spread over the reference rate and the current interest rate in effect at the reporting date. As of June 30, 2023, the reference rates for the Company's variable rate loans were the 1 mo. SOFR at 5.14%, the 3 mo. SOFR at 5.27%, and the 6 mo. SOFR at 5.39%. Certain investments are subject to an interest rate floor. For fixed rate loans, a spread above a reference rate is not applicable.
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

AS OF JUNE 30, 2023

(amounts in thousands, except per share data)

(Unaudited)

The following table shows the portfolio composition by industry grouping based on fair value at June 30, 2023:

	At June 30, 2023
Industry	Investments at Fair Value	Percentage of Total Portfolio
Consumer Services	$143,628	25.0%
Health Care Equipment & Services	77,145	13.4
Diversified Financials	70,131	12.2
Technology Hardware & Equipment	37,737	6.5
Health Care Providers & Services	37,552	6.5
Industrials	37,370	6.5
Commercial & Professional Services	34,171	5.9
Media	34,061	5.9
Capital Goods	29,986	5.2
Consumer Durables & Apparel	28,511	4.9
Health Care Technology	26,008	4.5
Software & Services	20,281	3.5
	$576,581	100.0%

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

COMMONWEALTH CREDIT PARTNERS BDC I, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS (CONTINUED)

(amounts in thousands, except per share data)

December 31, 2022

Portfolio Company(3)(7)	Industry	Interest Rate	Maturity Date	Principal / Shares	Amortized Cost	Fair Value	Percentage of Net Assets (2)
Rushmore Intermediate -Term Loan	Health Care Equipment & Services	L + 7.00% (0.75% floor)	11/1/2027	12,096	11,891	11,661	3.2%
S4T Holdings Corp. - Delayed Draw Loan (4)(8)(9)	Commercial & Professional Services	SOFR + 6.00% (1.00% floor)	12/28/2026	—	(62)	(155)	0.0%
S4T Holdings Corp. - Term Loan (9)	Commercial & Professional Services	SOFR + 6.00% (1.00% floor)	12/28/2026	26,021	25,592	25,501	7.0%
Select Rehabilitation - Term Loan	Health Care Equipment & Services	SOFR + 8.50% (1.00% floor)	10/19/2027	20,100	19,608	19,517	5.4%
The Smilist Management, Inc. -Delayed Draw Loan A	Health Care Providers & Services	SOFR + 6.50% (1.00% floor)	12/23/2025	2,743	2,710	2,620	0.7%
The Smilist Management, Inc. -Delayed Draw Loan B	Health Care Providers & Services	SOFR + 6.50% (1.00% floor)	12/23/2025	5,842	5,770	5,580	1.5%
The Smilist Management, Inc. -Delayed Draw Loan c (4)(8)	Health Care Providers & Services	SOFR + 6.50% (1.00% floor)	12/23/2025	787	751	579	0.2%
The Smilist Management, Inc. -Revolving Credit Line (4)(8)	Health Care Providers & Services	L + 6.00% (1.00% floor)	12/23/2025	—	(6)	(25)	0.0%
The Smilist Management, Inc. -Term Loan	Health Care Providers & Services	SOFR + 6.50% (1.00% floor)	12/23/2025	4,946	4,888	4,723	1.3%
VardimanBlack Holdings LLC -Delayed Draw Loan (4)(8)(9)	Health Care Equipment & Services	SOFR + 7.00% (0.50% floor)	3/18/2027	6,802	6,739	6,632	1.8%
VardimanBlack Holdings LLC -Delayed Draw Loan 1st Amend (4)(8)(9)	Health Care Equipment & Services	SOFR + 7.00% (0.50% floor)	3/18/2027	9,851	9,735	9,573	2.6%
VardimanBlack Holdings LLC - Term Loan (9)	Health Care Equipment & Services	SOFR + 7.00% (0.50% floor)	3/18/2027	8,187	8,112	7,982	2.2%
Vecta Environmental Services - Delayed Draw Term Loan (4)(8)	Industrials	SOFR + 6.25% (1.00% floor)	12/30/2027	—	(25)	(49)	0.0%
Vecta Environmental Services - Revolving Credit Line (4)(8)	Industrials	SOFR + 6.25% (1.00% floor)	12/30/2027	124	106	106	0.0%
Vecta Environmental Services - Term Loan	Industrials	SOFR + 6.25% (1.00% floor)	12/30/2027	8,160	7,997	7,997	2.2%
Whitestone Home Furnishings, LLC - Term Loan	Consumer Durables & Apparel	L + 9.00% (1.00% floor)	8/20/2026	15,379	15,140	14,287	3.9%
Wilnat, Inc. - Revolving Credit Line (4)(8)	Capital Goods	L + 6.00% (1.00% floor)	12/29/2026	—	(20)	—	0.0%
Wilnat, Inc. - Term Loan	Capital Goods	L + 6.00% (1.00% floor)	12/29/2026	12,222	12,018	12,222	3.4%
Total First Lien Senior Secured				365,885	359,158	352,041	96.8%
Total Debt Investments				365,885	359,158	352,041	96.8%
Equity Investments
Preferred Equity
Atlas US Holdings, LP - Class B-2 Units (6)	Diversified Financials	NA	NA	857,787	$873	$700	0.2%
TVG OCM III (FT) Blocker, LLC - Class B Units (6)	Media	NA	NA	706	706	997	0.3%
Total Preferred Equity					1,579	1,697	0.5%
Common Equity
190 Octane Holdings, LLC - series A-1 units (6)(10)	Consumer Services	NA	NA	223,551	$377	$420	0.1%
Rushmore Lender Co-Invest Blocker, LLC - Common Stock (6)	Health Care Equipment & Services	NA	NA	537,606	539	481	0.1%
Sea-K Investors, LLC -Class A Units (6)(10)	Consumer Durables & Apparel	NA	NA	333,730	733	205	0.1%
Vistria ESS Holdings, LLC -Equity (6)	Commercial & Professional Services	NA	NA	326	327	390	0.1%
Total Common Equity					1,976	1,496	0.4%
Total Equity Investments					3,555	3,193	0.9%
Total Investments					$362,713	355,234	97.7%
Liabilities in Excess of Other Assets						9,274	2.3%
Net Assets						$364,508	100.0%

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

June 30, 2023

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

Given that the Company's assets are currently treated as "plan assets" under the Employee Retirement Income Security Act of 1974, as amended (“ERISA”) and Section 4975 of the Code, one or more independent valuation firms (each a “Valuation Agent”) will be engaged to independently value the Company’s investments, in consultation with the Investment Adviser. The Company’s quarterly valuation procedures, which are the procedures that will be followed by such Valuation Agent to the extent the Company’s assets are treated as "plan assets" under ERISA and/or Section 4975 of the Code, are set forth in more detail below:

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

In the event Benefit Plan Investors do not hold 25% or more of the Company’s outstanding Shares, or the Company’s Shares are listed on a national securities exchange, then (i) personnel of the Investment Adviser may undertake the roles to be performed by the personnel of the Valuation Agent, as described above and (ii) if an investment falls into category (3) above for four consecutive quarters and if the investment’s par value or its fair value exceeds a certain materiality threshold, then at least once each fiscal year, the valuation for each portfolio investment for which the Company does not have a readily available market quotation will be reviewed by an independent valuation firm engaged by the Board.

For all valuations, the Valuation Committee of the Board, which consists solely of directors who are not “interested persons” of the Company, as such term is used under the 1940 Act (the “Independent Directors”), will review these preliminary valuations and the Board, a majority of whom are Independent Directors, will discuss the Investment Adviser’s valuations; provided, however, that to the extent the Company’s assets are treated as “plan assets” under ERISA, and/or Section 4975 of the Code, the Valuation Agent will determine valuations using only those valuation methodologies reviewed and approved by the Valuation Committee and the Board, and, absent manifest error, the Board will accept such valuations prepared by the Valuation Agent in accordance therewith.

Investment Classification

The Company classifies its investments in accordance with the requirements of the 1940 Act. Under the 1940 Act, “Control” is defined as the power to exercise a controlling influence over the management or policies of a company, unless such power is solely the result of an official position with such company. In addition, in accordance with Section 2(a)(9) of the 1940 Act, any person who owns beneficially, either directly or through one or more controlled companies, more than 25% of the voting securities of a company shall be presumed to control such company. Any person who does not so own more than 25% of the voting securities of any company shall be presumed not to control such company. Any person who does not so own more than 25% of the voting securities of any company and/or does not have the power to exercise control over the management or policies of such portfolio company shall be presumed not to control such company. Consistent with the 1940 Act, “Affiliated Investments” are defined as those investments in companies in which the Company owns 5% or more of the voting securities. Consistent with the 1940 Act, “Non-affiliated Investments” are defined as investments that are neither Control Investments nor Affiliated Investments. As of June 30, 2023 and as of December 31, 2022, the Company did not “control” and was not an “affiliated person” of any of its portfolio companies, each as defined in the 1940 Act.

Cash and Cash Equivalents

Cash and cash equivalents include cash held in banks and short-term, liquid investments in a money market deposit account. Cash and cash equivalents are carried at cost which approximates fair value. The Company deposits at financial institutions for its cash and cash equivalents may exceed FDIC insured limits under applicable law.

The Company considers all highly liquid investments with a maturity of three months or less, when acquired, to be cash equivalents. As of June 30, 2023 and December 31, 2022, the Company held cash and cash equivalents in the form of money market fund shares held in First American Government Obligations Fund with a fair value of $2.0 million and $3.8 million, respectively, representing 0.39% and 1.04%, respectively, of the Company’s net assets. Cash equivalents in the form of money market fund shares are valued at their reported net asset value (generally $1 per share) on the measurement date and are categorized within Level 1 of the fair value hierarchy under ASC 820, as inputs in the valuation are observable.

Organizational Expenses and Offering Costs

Organizational expenses consist of costs incurred to establish the Company and enable it legally to do business. Organization costs are expensed as incurred. Offering costs consist of costs incurred in connection with the offering of Common Stock of the Company. Offering costs are capitalized as a deferred charge and amortized to expense on a straight-line basis over 12 months from the inception date. Offering costs for the three and six months ended June 30, 2023 were $0.00 million and $0.00 million, respectively. Offering costs for the three and six months ended June 30, 2022 were $0.04 million and $0.08 million, respectively. As of June 30, 2023 and December 31, 2022, no offering costs were deferred.

The Company bears the organizational expenses and offering costs incurred in connection with the formation of the Company and the offering of shares of its Common Stock, including the out-of-pocket expenses of the Investment Adviser and its agents and affiliates. In addition, the Company reimburses the Investment Adviser for the organizational expenses and offering costs it incurs on the Company’s behalf. For the period from January 15, 2021 (Inception Date) through June 30, 2023, the Company has incurred $0.48 million of organizational costs. If actual organizational expenses and offering costs incurred exceed $0.75 million, the Investment Adviser or its affiliate bear the excess costs.

Deferred Financing Costs

Financing costs incurred in connection with the Company’s credit facilities are capitalized and amortized into expense using the straight-line method, which approximates the effective yield method over the life of the respective facility. See Note 5—Borrowings.

Revenue Recognition

Interest Income

Interest income, adjusted for amortization of premium and accretion of discount, is recorded on an accrual basis. Discount and premium on investments purchased are accreted/amortized over the expected life of the respective investment using the effective yield method. Loan origination fees, original issue discount (“OID”) and market discounts or premiums are capitalized and amortized into interest income using the effective interest method. Upon prepayment of a loan or debt security, any prepayment premiums, unamortized upfront loan origination fees and unamortized discounts are recorded as interest income. The Company may have loans in its portfolio that contain a payment-in-kind ("PIK") interest provision. PIK interest is accrued and recorded as income at the contractual rates, if deemed collectible. The PIK interest is added to the principal balance on the capitalization date and is generally due at maturity or when deemed by the issuer. For the three months ended June 30, 2023 and 2022, the Company recognized PIK interest from investments of $0 thousand and $0 thousand respectively, which is included in Interest Income on the Consolidated Statement of Operations. For the six months ended June 30, 2023 and 2022, the Company recognized PIK interest from investments of $331 thousand and $86 thousand respectively, which is included in Interest Income on the Consolidated Statement of Operations.

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

Recent Accounting Standards Update

In March 2020, the Financial Accounting Standards Board issued Accounting Standards Update No. 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting” (“ASU 2020-04”). The amendments in ASU 2020-04 provide optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The standard was effective as of March 12, 2020 through December 31, 2022. In December 2022, the FASB issued Accounting Standards Update 2022-06, Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848, which deferred the sunset day of this guidance to December 31, 2024. As of June 30, 2023, the adoption of this guidance did not have an impact on the Company’s consolidated financial statements.

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

The following table presents fair value measurements of investments, by major class, as of June 30, 2023, according to the fair value hierarchy:

	Fair Value Measurements
	Level 1	Level 2	Level 3	Totals
First Lien Senior Secured	$—	$—	$570,382	$570,382
Equity	—	—	6,199	6,199
Total	$—	$—	$576,581	$576,581

The following table presents fair value measurements of investments, by major class, as of December 31, 2022, according to the fair value hierarchy:

	Fair Value Measurements
	Level 1	Level 2	Level 3	Totals
First Lien Senior Secured	$—	$—	$352,041	$352,041
Equity	—	—	3,193	3,193
Total	$—	$—	$355,234	$355,234

The following table provides a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the six months ended June 30, 2023:

	First Lien Senior Secured	Equity	Total
Balance as of December 31, 2022	$352,041	$3,193	$355,234
Purchases and other adjustments to cost	224,532	3,353	227,885
Sales and repayments	(8,119)	—	(8,119)
Net change in unrealized gain/(loss) on investments	866	(347)	519
Net accretion of discount on investments	1,062	—	1,062
Balance as of June 30, 2023	$570,382	$6,199	$576,581
Net change in unrealized gain/loss for the period relating to those Level 3 assets that were still held by the Company at the end of the period:	$866	$(347)	$519

The following table provides a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the six months ended June 30, 2022:

	First Lien Senior Secured	Equity	Total
Balance as of December 31, 2021	$135,926	$2,549	$138,475
Purchases and other adjustments to cost	126,041	810	126,851
Sales and repayments	(8,710)	-	(8,710)
Net realized gains	32	-	32
Net change in unrealized gain/(loss) on investments	(897)	(50)	(947)
Net accretion of discount on investments	365	-	365
Balance as of June 30, 2022	$252,757	$3,309	$256,066
Net change in unrealized gain/loss for the period relating to those Level 3 assets that were still held by the Company at the end of the period:	$(897)	$(50)	$(947)

Purchases represent the acquisition of new investments at cost. Sales and repayments represent principal payments received during the period.

Significant Unobservable Inputs

The following table summarizes the significant unobservable inputs used to value Level 3 investments as of June 30, 2023. The table is not intended to be all-inclusive, but instead identifies the significant unobservable inputs relevant to the determination of fair values.

				Selected Input Range
Asset Category	Fair Value	Primary Valuation Technique	Unobservable Inputs	Minimum	Maximum	Weighted Average (a)
First Lien Senior Secured	$570,382	Discounted Cash Flow	Discount Rate	8.6%	22.1%	12.1%
Equity	514	Market Comparables	Revenue Multiple	2.6x	2.8x	2.7x
Equity	5,685	Market Comparables	EBITDA Multiple	6.0x	16.0x	10.4x
Total	$576,581

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

There were no significant changes in valuation approach or technique as of June 30, 2023 and December 31, 2022.

Level 3 inputs to the valuation methodology are unobservable and significant to overall fair value measurement. The inputs into the determination of fair value require significant management judgment or estimation. Financial instruments that are included in this category include investments in privately held entities where the fair value is based on unobservable inputs.

The income and market approaches were used in the determination of fair value of certain Level 3 assets as of June 30, 2023 and December 31, 2022. The significant unobservable inputs used in the income approach are the discount rate or market yield used to discount the estimated future cash flows expected to be received from the underlying investment, which include both future principal and interest payments and any other end of term fees, as applicable. Included in the consideration and selection of discount rates are factors such as risk of default, interest rate risk, and changes in credit quality. The significant unobservable inputs used in the market approach are based on market comparable transactions and market multiples of publicly traded comparable companies. Increases or decreases in the valuation multiples in isolation may result in higher or lower fair value measurement, respectively, and increases or decreases in the discount rate in isolation may result in lower or higher fair value measurement, respectively.

As of June 30, 2023 and December 31, 2022, the Company had no portfolio companies on non-accrual status. Refer to Note 2 -Summary of Significant Accounting Policies—for additional details regarding the Company’s non-accrual policy.

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

Operating Advisory Group, LLC (“OAG”), is a consulting firm that exclusively provides management consulting services, substantially all of which are provided to portfolio companies of Comvest Partners’ affiliated funds investing in a control equity strategy. The Company also engages OAG to provide assistance with certain discrete diligence and other matters in connection with the Company’s investing activities. For the three months ended June 30, 2023 and 2022, OAG charged $0 and $11, respectively, for due diligence services which were paid by portfolio companies of the Company. For the six months ended June 30, 2023 and 2022, OAG charged $0 and $11, respectively, for due diligence services which were paid by portfolio companies of the Company.In addition, for the three months ended June 30, 2023 and 2022, OAG charged the Company $1 and $0, respectively, for diligence expense which were paid by the Company. For the six months ended June 30, 2023 and 2022, OAG charged the Company $8 and $0, respectively, for diligence expense which were paid by the Company. While neither the Company nor any of its affiliates or personnel own or share in any portion of the economics received by OAG, an affiliate of the Investment Adviser has been granted an option to acquire the shares of OAG’s parent company at a nominal value.

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

For the three and six months ended June 30, 2023, the Company incurred $1.30 million and $2.42 million, respectively, in Management Fees under the Investment Advisory Agreement. For the three and six months ended June 30, 2022 the Company incurred $0.64 million and $1.10 million, respectively, in Management Fees under the Investment Advisory Agreement.

There were no management fee waivers for the three and six months ended June 30, 2023. The Investment Adviser has chosen to voluntarily waive $0.03 million and $0.09 million, respectively, of management fees earned in accordance with the Investment Advisory Agreement for the three and six months ended June 30, 2022. Any fees waived under the Investment Advisory Agreement are not subject to reimbursement to the Investment Adviser.

On June 29, 2023, the Company entered into an Amended and Restated Investment Advisory and Management Agreement to, among other things, clarify the methodology for calculating the Management Fees payable to ("the Advisor”) during and after the Investment Period. The Amended and Restated Investment Advisory and Management Agreement became effective on July 1, 2023 and would not have impacted Management Fees paid in prior periods.

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

For the three and six months ended June 30, 2023, the Company incurred $1.4 million in incentive fees under the Investment Advisory Agreement. For the three and six months ended June 30, 2022 the Company did not incur incentive fees under the Investment Advisory Agreement.

The Investment Adviser has chosen to voluntarily waive $0.06 million of incentive fees in accordance with the Investment Advisory Agreement for the three and six months ended June 30, 2023. Any fees waived under the Investment Advisory Agreement are not subject to reimbursement to the Investment Adviser.

Administration Agreement

We have entered into an administration agreement (the “Administration Agreement”) with Commonwealth Credit Advisors LLC, a Delaware limited liability company (in such capacity, the “Administrator”), under which the Administrator provides administrative services for us, including arranging office facilities for us and providing office equipment and clerical, bookkeeping and recordkeeping services at such facilities. Under the Administration Agreement, the Administrator also performs, or oversees the performance of, our required administrative services, which includes being responsible for the financial records which we are required to maintain and preparing reports to our stockholders and reports filed with the SEC and providing the services of our chief financial officer and their respective staffs. In addition, the Administrator will assist us in determining and in publishing our net asset value, overseeing the preparation and filing of tax returns and the preparation and dissemination of reports to our Stockholders, and generally overseeing the payment of our expenses and the performance of administrative and professional services rendered to us by others. The Administrator may also provide on our behalf managerial assistance to our portfolio companies.

The Administrator has hired a third-party sub-administrator to assist with the provision of administration services. For the three months ended June 30, 2023 and 2022, the Company incurred $0.08 million and $0.04 million, respectively, in administrative service fees under the administration agreement, payable to the sub-administrator. For the six months ended June 30, 2023 and 2022, the Company incurred $0.14 million and $0.08 million, respectively, in administrative service fees under the administration agreement, payable to the sub-administrator. Administration service fees are included in other general and administrative expenses on the Statements of Operations.

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

The Goldman Credit Facility is uncommitted and matures on the earlier of (i) the date on which either the Company or lender provide written notice of termination to the other party and (ii) the date that is 30 days prior to the last date on which the Company may issue capital drawdowns to its investors. Under the Goldman Credit Facility, the Company is permitted to borrow up to the lesser of $130 million and the Borrowing Base. The “Borrowing Base” is based upon the unfunded capital commitments of certain subscribed investors in the Company that have been approved by Goldman Sachs and meet certain criteria. The advance rate for such investors is currently 90%. The "Borrowing Base" was $130 million at June 30, 2023. The Goldman Credit Facility contains certain customary affirmative and negative covenants and events of default. The Goldman Credit Facility bears interest at a rate of Term SOFR + 2.82% per weighted average annualized interest cost annum.

The weighted average annualized interest cost for all borrowings for the three months ended June 30, 2023 and 2022 was 7.92% and 3.53%, respectively. The weighted average annualized interest cost for all borrowings for the six months ended June 30, 2023 and 2022 was 7.72% and 3.41%, respectively. The average daily debt outstanding for the three months ended June 30, 2023 and 2022 was $76.2 million and $53.2 million, respectively. The average daily debt outstanding for the six months ended June 30, 2023 and 2022 was $59.5 million and $33.7 million, respectively. The maximum debt outstanding for the three months ended June 30, 2023 and 2022 was $86.1 million and $97.1 million, respectively. The maximum debt outstanding for the six months ended June 30, 2023 and 2022 was $101.5 million and $122.0 million, respectively.

The following table represents borrowings as of June 30, 2023:

	Total Aggregate Borrowing Capacity	Total Principal Outstanding	Less Deferred Financing Costs	Amount per Statements of Assets and Liabilities
Goldman Credit Facility	$130,000	$79,100	$67	$79,033
Total	$130,000	$79,100	$67	$79,033

The following table represents borrowings as of December 31, 2022:

	Total Aggregate Borrowing Capacity	Total Principal Outstanding	Less Deferred Financing Costs	Amount per Statements of Assets and Liabilities
Goldman Credit Facility	$130,000	$—	$83	$(83)
Total	$130,000	$—	$83	$(83)

The following table represents interest and debt fees for the three months ended June 30, 2023:

	For the three months ended June 30, 2023
	Interest Rate(2)	Interest Expense	Deferred Financing Costs(1)	Other Fees(1)
Goldman Credit Facility	SOFR + 2.82%	$1,503	$8	$32
Total		$1,503	$8	$32

The following table represents interest and debt fees for the six months ended June 30, 2023:

	For the six months ended June 30, 2023
	Interest Rate(2)	Interest Expense	Deferred Financing Costs(1)	Other Fees(1)
Goldman Credit Facility	SOFR + 2.82%	$2,288	$16	$65
Total		$2,288	$16	$65
(1)
Amortization of deferred financing costs and other fees are included in interest expense on the consolidated statement of operations.
(2)
As of June 30, 2023, the 1-month SOFR rate was 5.14%.

The following table represents interest and debt fees for the three months ended June 30, 2022:

	For the three months ended June 30, 2022
	Interest Rate(2)	Interest Expense	Deferred Financing Costs(1)	Other Fees(1)
Goldman Credit Facility	SOFR + 2.82%	$471	$8	$32
Total		$471	$8	$32

The following table represents interest and debt fees for the six months ended June 30, 2022:

	For the six months ended June 30, 2022
	Interest Rate(2)	Interest Expense	Deferred Financing Costs(1)	Other Fees(1)
Goldman Credit Facility	SOFR + 2.82%	$574	$17	$65
Total		$574	$17	$65
(1)
Amortization of deferred financing costs and other fees are included in interest expense on the consolidated statement of operations.
(2)
As of June 30, 2022, the 1-month SOFR rate was 1.69%.

At June 30, 2023 and December 31, 2022, the carrying amount of the Company’s secured borrowings approximated their fair value in accordance with ASC 820. As of June 30, 2023 and December 31, 2022, the Company’s borrowings would be deemed to be Level 3, as defined in Note 3—Fair Value of Financial Instruments.
Note 6—Commitments and Contingencies

Commitments

In the ordinary course of business, the Company may enter into future funding commitments. As of June 30, 2023 and December 31, 2022, the Company had unfunded commitments on delayed draw term loans and revolving credit lines of $84.8 million and $55.0 million, respectively. The Company maintains sufficient cash on hand, unfunded Capital Commitments, and available borrowings from the Goldman Credit Facility to fund such unfunded commitments.

As of June 30, 2023, the Company’s unfunded commitments consisted of the following:

Portfolio Company Name	Investment Type	Commitment Type	Unfunded Commitments
190 Octane Financing	First Lien Senior Secured	Revolving Credit Line	$1,142
Aurora Solutions LLC	First Lien Senior Secured	Delayed Draw Loan	3,702
Aurora Solutions LLC	First Lien Senior Secured	Revolving Credit Line	766
Batteries Plus Holding Corporation	First Lien Senior Secured	Revolving Credit Line	2,158
BKH	First Lien Senior Secured	Delayed Draw Loan	2,136
Bradford Health Services	First Lien Senior Secured	Delayed Draw Loan	7,540
Cardiovascular Logistics	First Lien Senior Secured	Delayed Draw Loan	3,478
Cardiovascular Logistics	First Lien Senior Secured	Delayed Draw Loan	4,899
CheckedUp	First Lien Senior Secured	Delayed Draw Loan	2,356
CheckedUp	First Lien Senior Secured	Revolving Credit Line	1,697
CreditAssociates, LLC	First Lien Senior Secured	Revolving Credit Line	1,167
Educators Publishing Service	First Lien Senior Secured	Revolving Credit Line	1,774
Firebirds	First Lien Senior Secured	Delayed Draw Loan	1,382
Firebirds	First Lien Senior Secured	Revolving Credit Line	1,106
Hasa	First Lien Senior Secured	Delayed Draw Loan	1,616
Hasa	First Lien Senior Secured	Revolving Credit Line	932
Kemper Sports Management	First Lien Senior Secured	Delayed Draw Loan	1,855
Kemper Sports Management	First Lien Senior Secured	Revolving Credit Line	1,676
MerchantWise Solutions, LLC	First Lien Senior Secured	Delayed Draw Loan	1,020
MerchantWise Solutions, LLC	First Lien Senior Secured	Revolving Credit Line	1,542
Mollie Funding II LLC	First Lien Senior Secured	Delayed Draw Loan	2,488
Mollie Funding II LLC	First Lien Senior Secured	Revolving Credit Line	1,001
Narcote, LLC	First Lien Senior Secured	Delayed Draw Loan	490
National Debt Relief	First Lien Senior Secured	Delayed Draw Loan	7,965
National Debt Relief	First Lien Senior Secured	Revolving Credit Line	2,189
Nuspire, LLC	First Lien Senior Secured	Delayed Draw Loan	879
Oak Dental	First Lien Senior Secured	Delayed Draw Loan	7,334
Oak Dental	First Lien Senior Secured	Revolving Credit Line	516
OneCare Media, LLC	First Lien Senior Secured	Revolving Credit Line	2,056
PJW Ultimate Holdings LLC	First Lien Senior Secured	Delayed Draw Loan	1,968
Planet DDS	First Lien Senior Secured	Delayed Draw Loan	1,372
Raven Engineered Films, Inc.	First Lien Senior Secured	Revolving Credit Line	3,544
Rushmore Intermediate	First Lien Senior Secured	Delayed Draw Loan	937
Rushmore Intermediate	First Lien Senior Secured	Revolving Credit Line	1,344
The Smilist Management, Inc.	First Lien Senior Secured	Delayed Draw Loan	1,111
The Smilist Management, Inc.	First Lien Senior Secured	Revolving Credit Line	549
Vecta Environmental Services	First Lien Senior Secured	Delayed Draw Loan	2,473
Vecta Environmental Services	First Lien Senior Secured	Revolving Credit Line	742
Venu+	First Lien Senior Secured	Revolving Credit Line	628
Wilnat, Inc.	First Lien Senior Secured	Revolving Credit Line	1,235
Total			$84,765

As of December 31, 2022, the Company’s unfunded commitments consisted of the following:

Portfolio Company Name	Investment Type	Commitment Type	Unfunded Commitments
190 Octane Financing	First Lien Senior Secured	Delayed Draw Loan	$400
190 Octane Financing	First Lien Senior Secured	Revolving Credit Line	1,142
Aurora Solutions LLC	First Lien Senior Secured	Delayed Draw Loan	3,702
Aurora Solutions LLC	First Lien Senior Secured	Revolving Credit Line	766
Bradford Health Services	First Lien Senior Secured	Delayed Draw Loan	7,539
CheckedUp	First Lien Senior Secured	Delayed Draw Loan	2,356
CheckedUp	First Lien Senior Secured	Revolving Credit Line	1,508
CreditAssociates, LLC	First Lien Senior Secured	Revolving Credit Line	1,167
MerchantWise Solutions, LLC	First Lien Senior Secured	Delayed Draw Loan	1,002
MerchantWise Solutions, LLC	First Lien Senior Secured	Revolving Credit Line	1,542
Narcote, LLC	First Lien Senior Secured	Revolving Credit Line	490
Nuspire, LLC	First Lien Senior Secured	Delayed Draw Loan	4,397
Nuspire, LLC	First Lien Senior Secured	Revolving Credit Line	879
OneCare Media, LLC	First Lien Senior Secured	Revolving Credit Line	2,056
PJW Ultimate Holdings LLC	First Lien Senior Secured	Delayed Draw Loan	682
PJW Ultimate Holdings LLC	First Lien Senior Secured	Revolving Credit Line	1,925
Raven Engineered Films, Inc.	First Lien Senior Secured	Revolving Credit Line	3,770
Rushmore Intermediate	First Lien Senior Secured	Delayed Draw Loan	467
Rushmore Intermediate	First Lien Senior Secured	Revolving Credit Line	1,344
S4T Holdings Corp.	First Lien Senior Secured	Delayed Draw Loan	7,730
The Smilist Management, Inc.	First Lien Senior Secured	Delayed Draw Loan-C	3,842
The Smilist Management, Inc.	First Lien Senior Secured	Revolving Credit Line	549
VardimanBlack Holdings LLC	First Lien Senior Secured	Delayed Draw Loan-1st Amendment	1,258
Vecta Environmental Services	First Lien Senior Secured	Delayed Draw Loan	2,473
Vecta Environmental Services	First Lien Senior Secured	Revolving Credit Line	742
Wilnat, Inc.	First Lien Senior Secured	Revolving Credit Line	1,235
Total			$54,963

The unrealized appreciation or depreciation associated with unfunded portfolio company commitments is recorded in the financial statements and reflected as an adjustment to the valuation of the related security in the Consolidated Schedule of Investments as of June 30, 2023 and December 31, 2022. The par amount of the unfunded portfolio company commitments is not recognized by the Company until the commitment is funded.

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

Note 7—Capital

Investor Commitments

As of June 30, 2023, the Company had $656.6 million, in Capital Commitments, of which $186.6 million, were unfunded. As of December 31, 2022 the Company had $656.6 million, in Capital Commitments, of which $301.6 million, were unfunded.

Capital Drawdowns

The following table summarizes the total shares issued and proceeds (in thousands) related to capital drawdowns for the three and six months ended June 30, 2023:

Share Issue Date	Shares Issued	Net Proceeds Received
February 24, 2023	87,145	$85,000
June 21, 2023	30,797	30,001
Total Shares Issued	117,942	$115,001

The following table summarizes the total shares issued and net proceeds (in thousands) through the Dividend Reinvestment Plan (“DRIP”) for the three and six months ended June 30, 2023:

Share Issue Date	Shares Issued	Net Proceeds
March 28, 2023	10,772	$10,507
June 28, 2023	12,482	12,158
Total Shares Issued	23,254	$22,665

The following table summarizes the total shares issued and net proceeds (in thousands) related to capital drawdowns for the three and six months ended June 30, 2022:

Share Issue Date	Shares Issued	Net Proceeds Received
May 6, 2022	59,892	$60,000
Total Shares Issued	59,892	$60,000

The following table summarizes the total shares and net proceeds (in thousands) issued through the DRIP for the three and six months ended June 30, 2022:

Share Issue Date	Shares Issued	Net Proceeds
March 29, 2022	1,694	$1,687
June 28, 2022	2,826	2,831
Total Shares Issued	4,520	$4,518

As of June 30, 2023 and December 31, 2022, 5,153 and 3,740, respectively, of the Company’s common shares were owned by Comvest Group Holdings SPV II LLC, a wholly owned subsidiary of an affiliate of Comvest Partners.

Distributions and Dividends

Distributions declared for the three and six months ended June 30, 2023 totaled approximately $12.2 million and $22.7 million, respectively.

The following table reflects distributions declared, per share that have been declared by our Board for the six months ended June 30, 2023:

Date Declared	Record Date	Payment Date	Per Share Amount
March 27, 2023	March 27, 2023	March 28, 2023	$22.80
June 27, 2023	June 27, 2023	June 28, 2023	$24.20

The following table reflects distributions declared, per share that have been declared by our Board for the six months ended June 30, 2022:

Date Declared	Record Date	Payment Date	Per Share Amount
March 28, 2022	March 28, 2022	March 29, 2022	$12.00
June 28, 2022	June 28, 2022	June 29, 2022	$14.00

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

The Company applies the following in implementing the DRIP. The Company uses only newly-issued shares of its common stock to implement the DRIP. The number of shares issued to a stockholder that has not elected to have its distributions in cash shall be determined by dividing the total dollar amount of the distribution payable to such participant by the net asset value per share as of the last day of the Company’s fiscal quarter immediately preceding the date such distribution was declared (the “Reference NAV”); provided that in the event a distribution is declared on the last day of a fiscal quarter, the Reference NAV shall be deemed to be the net asset value per share as of such day.

Note 8—Net Assets

The Company commenced investment operations on August 17, 2021. The Company did not have significant net asset activity prior to this date.

The following table reflects the net assets activity for the three months ended June 30, 2023:

	Common stock-shares	Common stock-par	Additional paid in capital	Total distributable earnings (loss)	Total net assets
Balance as of March 31, 2023	471,622	$—	$467,874	$(8,456)	$459,418
Issuance of common stock, net of issuance costs	30,797	1	30,000	—	30,001
Reinvestment of distributions	12,482	—	12,158	—	12,158
Distributions to stockholders	—	—	—	(12,158)	(12,158)
Net investment income (loss)	—	—	—	12,831	12,831
Net realized gain (loss) from investment transactions	—	—	—	—	—
Net change in unrealized gain (loss) on investments	—	—	—	2,317	2,317
Balance as of June 30, 2023	514,901	$1	$510,032	$(5,466)	$504,567

The following table reflects the net assets activity for the six months ended June 30, 2023:

	Common stock-shares	Common stock-par(1)	Additional paid in capital	Total distributable earnings (loss)	Total net assets
Balance as of December 31, 2022	373,705	$—	$372,367	$(7,859)	$364,508
Issuance of common stock, net of issuance costs	117,942	1	115,000	—	115,001
Reinvestment of distributions	23,254	—	22,665	—	22,665
Distributions to stockholders	—	—	—	(22,665)	(22,665)
Net investment income (loss)	—	—	—	24,539	24,539
Net change in unrealized gain (loss) on investments	—	—	—	519	519
Balance as of June 30, 2023	$514,901	$1	$510,032	$(5,466)	$504,567

The following table reflects the net assets activity for the three months ended June 30, 2022:

	Common stock-shares	Common stock-par(1)	Additional paid in capital	Total distributable earnings (loss)	Total net assets
Balance as of March 31, 2022	142,314	$—	$141,636	$934	$142,570
Issuance of common stock, net of issuance costs	59,892	—	60,000	—	60,000
Reinvestment of distributions	2,826	—	2,831	—	2,831
Distributions to stockholders	—	—	—	(2,831)	(2,831)
Net investment income (loss)	—	—	—	3,288	3,288
Net realized gain (loss) from investment transactions	—	—	—	32	32
Net change in unrealized gain (loss) on investments	—	—	—	(1,367)	(1,367)
Balance as of June 30, 2022	205,032	$—	$204,467	$56	$204,523

The following table reflects the net assets activity for the six months ended June 30, 2022:

	Common stock-shares	Common stock-par(1)	Additional paid in capital	Total distributable earnings (loss)	Total net assets
Balance as of December 31, 2021	140,620	$—	$139,949	$145	$140,094
Issuance of common stock, net of issuance costs	59,892	—	60,000	—	60,000
Reinvestment of distributions	4,520	—	4,518	—	4,518
Distributions to stockholders	—	—	—	(4,518)	(4,518)
Net investment income (loss)	—	—	—	5,344	5,344
Net realized gain (loss) from investment transactions	—	—	—	32	32
Net change in unrealized gain (loss) on investments	—	—	—	(947)	(947)
Balance as of June 30, 2022	205,032	$—	$204,467	$56	$204,523

(1)
Less than $1.

Note 9—Earnings Per Share

Basic earnings per share is computed by dividing earnings available to common stockholders by the weighted average number of shares outstanding during the period. Other potentially dilutive shares, and the related impact to earnings, are considered when calculating earnings per share on a diluted basis. The following information sets forth the computation of the weighted average basic and diluted net change in net assets per share resulting from operations for the three and six months ended June 30, 2023, as well as the three and six months ended June 30, 2022.

	For the Three Months Ended		For the Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Net increase (decrease) in net assets resulting from operations	$15,148	$1,953	$25,058	$4,429
Weighted average shares of common stock outstanding—basic and diluted	475,418	179,264	442,413	160,076
Earnings (loss) per share of common stock—basic and diluted	$31.86	$10.89	$56.64	$27.67

Note 10—Financial Highlights

The following is a schedule of financial highlights for the six months ended June 30, 2023 and 2022:

	For the Six Months Ended
	June 30, 2023	June 30, 2022
Per Common Share Operating Performance
Net Asset Value, Beginning of Period	$975.39	$996.26
Results of Operations: (1)
Net Investment Income (Loss)	55.47	33.38
Net Realized and Unrealized Gain (Loss) on Investments	(3.93)	(6.12)
Net Increase (Decrease) in Net Assets Resulting from Operations	51.54	27.26
Distributions to Common Stockholders
Distributions from Net Investment Income	(47.00)	(26.00)
Net Decrease in Net Assets Resulting from Distributions	(47.00)	(26.00)
Net Asset Value, End of Period	$979.93	$997.52
Shares Outstanding, End of Period	514,901	205,032
Total Return(3)	5.37%	2.75%
Net assets, end of period	$504,567	$204,523
Ratio/Supplemental Data
Weighted-average shares outstanding	442,413	160,076
Ratio of net investment income (loss) to average net assets without waiver(2)	11.45%	6.62%
Ratio of net investment income (loss) to average net assets with waiver(2)	11.48%	6.74%
Ratio of total expenses to average net assets without waiver(2)(5)	3.27%	3.17%
Ratio of total expenses to average net assets with waiver(2)(5)	3.24%	3.05%
Asset Coverage Ratio (6)	734%	311%
Portfolio turnover rate (4)	2%	4%

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
(6)
Asset coverage ratio is presented as of June 30, 2023 and as of June 30, 2022.

Note 11 - Subsequent Events

On June 29, 2023, the Company entered into an Amended and Restated Investment Advisory and Management Agreement to, among other things, clarify the methodology for calculating the Management Fees payable to (the “Advisor”) during and after the Investment Period. The Amended and Restated Investment Advisory and Management Agreement became effective on July 1, 2023.

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
•
the Company’s regulatory structure and tax status as a business development company (a "BDC") and a regulated investment company (a “RIC”);
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

Overview

The Company is an externally managed, non-diversified, closed-end management investment company that has elected to be regulated as a "BDC" under the Investment Company Act of 1940, as amended (the “1940 Act”) and intends to elect to be treated for U.S. federal income tax purposes, and to qualify annually thereafter, as a “RIC” under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). The Company was formed on January 15, 2021 (Inception Date) as a Delaware corporation. The Company commenced investment operations on August 17, 2021.

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

Portfolio and Investment Activity

During the six months ended June 30, 2023, we made $227.6 million of investments in new or existing portfolio companies and had $8.1 million in aggregate amount of sales and repayments, resulting in net investments of $219.5 million for the period. The total portfolio of debt investments at fair value consisted of 100% bearing variable interest rates and 0% bearing fixed interest rates.

Our portfolio composition, based on fair value at June 30, 2023 was as follows:

	June 30, 2023
	Percentage of Total Portfolio	Weighted Average Current Yield for Total Portfolio
First Lien Senior Secured	98.9%	11.9%
Equity	1.1%	—
Total	100.0%	11.9%

Our portfolio composition, based on fair value at December 31, 2022 was as follows:

	December 31, 2022
	Percentage of Total Portfolio	Weighted Average Current Yield for Total Portfolio
First Lien Senior Secured	99.1%	11.2%
Equity	0.9	—
Total	100.0%	11.2%

The following table shows the asset mix of our new investment fundings for the six months ended June 30, 2023:

	Fair Value (In thousands)	Percentage
First Lien Senior Secured	$224,532	98.5%
Equity	3,353	1.5%
Total	$227,885	100.0%

Portfolio Asset Quality

Our Investment Adviser employs an investment rating system to categorize our investments. In addition to various risk management and monitoring tools, our Investment Adviser grades the credit risk of all debt investments on a scale of 1 to 6 no less frequently than quarterly. This system is intended primarily to reflect the underlying risk of a portfolio debt investment relative to the inherent risk at the time the original debt investment was made (i.e., at the time of acquisition), which takes into account factors such as the performance of the portfolio company’s business, the collateral coverage of the investment and other relevant factors.

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

The weighted average risk rating of our investments based on fair value was 2.2 as of June 30, 2023. As of June 30, 2023, the Company had no portfolio companies on non-accrual status. Refer to Note 2—Summary of Significant Accounting Policies—for additional details regarding the Company’s non-accrual policy.

	As of June 30, 2023
Internal Performance Rating	Investments at Fair Value (In thousands)	Percentage of Total Investments
6	$—	—
5	—	—
4	—	—
3	114,199	19.8
2	462,382	80.2
1	—	—
Total	$576,581	100.0%

The weighted average risk rating of our investments based on fair value was 2.1 as of December 31, 2022. As of December 31, 2022, the Company had no portfolio companies on non-accrual status. Refer to Note 2—Summary of Significant Accounting Policies—for additional details regarding the Company’s non-accrual policy.

	As of December 31, 2022
Internal Performance Rating	Investments at Fair Value (In thousands)	Percentage of Total Investments
6	$—	—%
5	—	—
4	—	—
3	42,370	11.9
2	312,864	88.1
1	—	—
Total	$355,234	100.0%

The following tables show the weighted average rate, spread over the reference rate of floating rate and fees of investments originated and the weighted average rate of sales and payoffs of portfolio companies during the six months ended June 30, 2023.

For the Three Months Ended June 30, 2023
Weighted average rate of new investment fundings	12.32%
Weighted average spread over Reference Rate of new floating rate investment fundings	7.08%
Weighted average fees of new investment fundings	2.25%

RESULTS OF OPERATIONS

Our operating results for the three and six months ended June 30, 2023 (dollars in thousands):

	For the Three Months Ended June 30, 2023	For the Six Months Ended June 30, 2023
Total investment income	$17,359	$31,474
Less: Net expenses	4,528	6,935
Net investment income (loss)	12,831	24,539
Net realized gains (losses)	—	—
Net change in unrealized gains (losses)	2,317	519
Net increase (decrease) in net assets resulting from operations	$15,148	$25,058

Our operating results for the three and six months ended June 30, 2022 were as follows (dollars in thousands):

	For the Three Months Ended June 30, 2022	For the Six Months Ended June 30, 2022
Total investment income	$4,793	$7,767
Less: Net expenses	1,505	2,423
Net investment income (loss)	3,288	5,344
Net realized gains (losses)	32	32
Net change in unrealized gains (losses)	(1,367)	(947)
Net increase (decrease) in net assets resulting from operations	$1,953	$4,429

Investment Income

Investment income for the three and six months ended June 30, 2023 was driven by our deployment of capital and interest income from our investments. The composition of our investment income for the three and six months ended June 30, 2023 was as follows (dollars in thousands):

	For the Three Months Ended June 30, 2023	For the Six Months Ended June 30, 2023
Interest income from investments	$17,130	$30,787
Fee income	229	687
Total investment income	$17,359	$31,474

The composition of our investment income for the three and six months ended June 30, 2022 was as follows (dollars in thousands):

	For the Three Months Ended June 30, 2022	For the Six Months Ended June 30, 2022
Interest income from investments	$4,690	$7,612
Fee income	103	155
Total investment income	$4,793	$7,767

Operating Expenses

The composition of our operating expenses for the three and six months ended June 30, 2023 was as follows (dollars in thousands):

	For the Three Months Ended June 30, 2023	For the Six Months Ended June 30, 2023
Incentive fees	$1,399	$1,399
Management fees	$1,295	$2,421
Interest expense	1,543	2,369
Professional fees	175	323
Directors’ fees	25	50
Other general and administrative expenses	154	436
Incentive fee waiver	(63)	(63)
Net expenses	$4,528	$6,935

The composition of our operating expenses for the three and six months ended June 30, 2022 was as follows (dollars in thousands):

	For the Three Months Ended June 30, 2022	For the Six Months Ended June 30, 2022
Management fees	$643	$1,104
Interest expense	512	655
Professional fees	120	260
Directors’ fees	26	51
Amortization of offering costs	38	80
Other general and administrative expenses	199	364
Management fee waiver	(33)	(91)
Net expenses	$1,505	$2,423

Net Realized Gains (Losses) and Net Change in Unrealized Gains (Losses) on Investments

Net realized gains (losses) and net change in unrealized gains (losses) on investments for the three and six months ended June 30, 2023 were as follows (dollars in thousands):

	For the Three Months Ended June 30, 2023	For the Six Months Ended June 30, 2023
Net realized gains (losses)
Non-affiliate investments	$—	$—
Total net realized gains (losses)	—	—
Net change in unrealized gains (losses) on investments
Non-affiliate investments	2,317	519
Total net change in unrealized gains (losses) on investments	2,317	519
Net realized and unrealized gains (losses)	$2,317	$519

Net realized gains (losses) and net change in unrealized gains (losses) on investments for the three and six months ended June 30, 2022 were as follows (dollars in thousands):

	For the Three Months Ended June 30, 2022	For the Six Months Ended June 30, 2022
Net realized gains (losses)
Non-affiliate investments	$32	$32
Total net realized gains (losses)	32	32
Net change in unrealized gains (losses) on investments
Non-affiliate investments	(1,367)	(947)
Total net change in unrealized gains (losses) on investments	(1,367)	(947)
Net realized and unrealized gains (losses)	$(1,335)	$(915)

Recent Developments

None.

Liquidity and Capital Resources

We generate cash from (1) drawing down capital in respect of Shares, (2) cash flows from investments and operations and (3) borrowings from banks or other lenders.

As of June 30, 2023, we are party to the Goldman Credit Facility, as described in more detail in Note 5—Borrowings.

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

Operating liquidity is our ability to meet our short-term liquidity needs. The following table presents our operating liquidity position as of June 30, 2023 and December 31, 2022:

	As of
	June 30, 2023	December 31, 2022
Cash and cash equivalents	$7,738	$8,355
Unfunded portfolio company commitments	(84,765)	(54,963)
Undrawn capital commitments	186,571	301,571
Total operational liquidity	$109,544	$254,963

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

Distributions and Dividends

Distributions declared for the three and six months ended June 30, 2023 totaled approximately $12.16 million and $22.67 million, respectively.

The following table reflects cash distributions, including dividends and returns of capital, if any, per share that have been declared by our Board for the most recent fiscal year and current fiscal quarter to date:

Fiscal Year Quarter	Date Declared	Record Date	Payment Date	Per Share Amount
First Quarter	March 27, 2023	March 27, 2023	March 28, 2023	$22.80
Second Quarter	June 27, 2023	June 27, 2023	June 28, 2023	$24.20

Fiscal Year Ended	Date Declared	Record Date	Payment Date	Per Share Amount
December 31, 2022
First Quarter	March 28, 2022	March 28, 2022	March 29, 2022	$12.00
Second Quarter	June 27, 2022	June 27, 2022	June 28, 2022	$14.00
Third Quarter	September 27, 2022	September 27, 2022	September 28, 2022	$18.00
Fourth Quarter	December 27, 2022	December 27, 2022	December 28, 2022	$24.00

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

The Goldman Credit Facility bears interest at a rate of Term SOFR plus 2.82% per annum.

Contractual Obligations

The following table shows our payment obligations for repayment of debt and other contractual obligations as of June 30, 2023 (dollars in thousands):

	Total Aggregate Borrowing Capacity(1)	Total Principal Outstanding
Goldman Sachs Credit Facility	$130,000	$79,100
Total	$130,000	$79,100

(1)
As of June 30, 2023, we had $50.9 million in unused borrowing capacity under the Goldman Credit Facility, subject to borrowing base limits.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources.

Commitments

In the ordinary course of business, we may enter into future funding commitments. As of June 30, 2023, we had unfunded commitments on revolving credit lines of $84.8 million. We maintain sufficient financial resources to satisfy unfunded commitments, including cash on hand, undrawn capital commitments from our investors, and available borrowings to fund such unfunded commitments. Please refer to Note 6—Commitments and Contingencies in the notes to our consolidated financial statements for further detail of these unfunded commitments.

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

Given that the Company's assets are currently treated as "plan assets" under the Employee Retirement Income Security Act of 1974, as amended ("ERISA") and Section 4975 of the Code, one or more independent valuation firms (each a "Valuation Agent") will be engaged to independently value the Company's investments, in consultation with the Investment Adviser. The Company's quarterly valuation procedures, which are the procedures that will be followed by such Valuation Agent to the extent the Company's assets are treated as "plan assets" under ERISA and/or Section 4975 of the code, are set forth in more detail below:

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

The income and market approaches were used in the determination of fair value of certain Level 3 assets as of June 30, 2023. The significant unobservable inputs used in the income approach are the discount rate or market yield used to discount the estimated future cash flows expected to be received from the underlying investment, which include both future principal and interest payments and any other end of term fees, as applicable. Included in the consideration and selection of discount rates are factors such as risk of default, interest rate risk, and changes in credit quality. The significant unobservable inputs used in the market approach are based on market comparable transactions and market multiples of publicly traded comparable companies.

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

For all valuations, the Valuation Committee of our Board, which consists solely of directors who are not “interested persons” of the Company, as such term is used under the 1940 Act (the “Independent Directors”), will review these preliminary valuations and our Board, a majority of whom are Independent Directors, will discuss the Investment Adviser’s valuations; provided, however, that to the extent our assets are treated as “plan assets” under ERISA and/or Section 4975 of the Code, the Valuation Agent will determine valuations using only those valuation methodologies reviewed and approved by the Valuation Committee and our Board, and our Board, absent manifest error, will accept such valuations prepared by the Valuation Agent in accordance therewith.

Revenue Recognition

Interest Income

Interest income, adjusted for amortization of premium and accretion of discount, is recorded on an accrual basis. Discount and premium on investments purchased are accreted/amortized over the expected life of the respective investment using the effective interest method. Loan origination fees, original issue discount (“OID”) and market discounts or premiums are capitalized and amortized into interest income using the effective interest method. Upon prepayment of a loan or debt security, any prepayment premiums, unamortized upfront loan origination fees and unamortized discounts are recorded as interest income. The Company may have loans in its portfolio that contain a payment-in-kind ("PIK") interest provision. PIK interest is accrued and recorded as income at the contractual rates, if deemed collectible. The PIK interest is added to the principal balance on the capitalization date and is generally due at maturity or when deemed by the issuer.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to certain financial market risks, such as interest rate fluctuations. Because we fund a portion of our investments with borrowings, our net investment income is affected by the difference between the rate at which we invest and the rate at which we borrow. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income. The U.S. Federal Reserve and other central banks have raised interest rates multiple times in recent years. As a result, key base interest rates, such as SOFR, may fluctuate over time. As of June 30, 2023, 100% of investments at fair value represent floating-rate investments with a reference rate floor and none of our debt investments at fair value represent fixed-rate investments. Additionally, our Goldman Credit Facility is also subject to floating interest rates and are currently paid based on floating SOFR rates.

The following table estimates the potential changes in net cash flow generated from interest income and expenses, should interest rates increase by 100, 200 or 300 basis points, or decrease by 25 basis points. Interest income is calculated as revenue from interest generated from our portfolio of investments held as of June 30, 2023. Interest expense is calculated based on the terms of our outstanding revolving credit facility and subscription line. For our Goldman Credit Facility, we use the outstanding balance as of June 30, 2023. Interest expense on this balance is calculated using the interest rate as of June 30, 2023, adjusted for the hypothetical changes in rates, as shown below.

Assuming that the interim and unaudited Consolidated Statement of Assets and Liabilities as of June 30, 2023 was to remain constant and that we took no actions to alter our interest rate sensitivity as of such date, the following table shows the annualized impact of hypothetical base rate changes in interest rates. Actual results could differ significantly from those estimated in the table.

Change in Interest Rates	Net Increase (Decrease) in Interest Income (in thousands)	Net Increase (Decrease) in Interest Expense (in thousands)	Net Increase (Decrease) in Net Investment Income (in thousands)
Down 100 basis points	$(5,878)	$(791)	$(5,087)
Down 200 basis points	(11,757)	(1,582)	(10,175)
Up 100 basis points	5,878	791	5,087
Up 200 basis points	11,757	1,582	10,175
Up 300 basis points	17,635	2,373	15,262

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “1934 Act”) we evaluated, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the 1934 Act) as of June 30, 2023. Based on the foregoing evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of June 30, 2023, our disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level that we would meet our disclosure obligations.

Changes in internal control over financial reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the 1934 Act) that occurred during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We, and our wholly-owned direct subsidiaries, the Investment Adviser and the Administrator are not currently subject to any material legal proceedings as of June 30, 2023. From time to time, we our wholly-owned direct subsidiaries, the Investment Adviser and the Administrator may be a party to certain legal proceedings incidental to the normal course of our business including the enforcement of our rights under contracts with our portfolio companies. While the outcome of these legal proceedings cannot be predicted with certainty, we do not expect that these proceedings will have a material effect upon our business, financial condition or results of operations.

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors previously disclosed in our Annual Report on Form 10-K— for the year ended December 31, 2022, which could materially affect our business, financial condition and/or operating results. The risks described in our Annual Report on Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may materially affect our business, our structure, our financial condition, our investments and/or operating results.

Other than as set forth below, there have been no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K— for the year ended December 31, 2022 and in our quarterly report on Form 10-Q for the quarter ended March 31, 2023, which you should carefully consider before transacting in our Shares. If any of such risks actually occur, our business, financial condition or results of operations could be materially adversely affected.

We, our wholly-owned direct subsidiaries and the Investment Adviser may maintain cash balances at financial institutions that exceed federally insured limits and may otherwise be materially affected by adverse developments affecting the financial services industry, such as actual events or concerns involving liquidity, defaults or non-performance by financial institutions or transactional counterparties.

Our cash and the cash of our wholly-owned direct subsidiaries and our Investment Adviser is held in accounts at U.S. banking institutions that we believe are of high quality. Cash held by us, our wholly-owned direct subsidiaries and our Investment Adviser in non-interest-bearing and interest-bearing operating accounts may exceed the Federal Deposit Insurance Corporation (“FDIC”) insurance limits. If such banking institutions were to fail, we, our wholly-owned direct subsidiaries or our Investment Adviser could lose all or a portion of those amounts held in excess of such insurance limitations. In addition, actual events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions, transactional counterparties or other companies in the financial services industry or the financial services industry generally, or concerns or rumors about any events of these kinds or other similar risks, have in the past and may in the future lead to market-wide liquidity problems, which could adversely affect our, our wholly-owned direct subsidiaries’ and our Investment Adviser’s business, financial condition, results of operations, or prospects.

Although we, our wholly-owned direct subsidiaries and our Investment Adviser assess our banking relationships as we believe necessary or appropriate, our access to funding sources and other credit arrangements in amounts adequate to finance or capitalize our respective current and projected future business operations could be significantly impaired by factors that affect us, our wholly-owned direct subsidiaries or our Investment Adviser, the financial institutions with which we, our wholly-owned direct subsidiaries or our Investment Adviser have arrangements directly, or the financial services industry or economy in general. These factors could include, among others, events such as liquidity constraints or failures, the ability to perform obligations under various types of financial, credit or liquidity agreements or arrangements, disruptions or instability in the financial services industry or financial markets, or concerns or negative expectations about the prospects for companies in the financial services industry. These factors could involve financial institutions or financial services industry companies with which we, our wholly-owned direct subsidiaries or our Investment Adviser have financial or business relationships, but could also include factors involving financial markets or the financial services industry generally.

In addition, investor concerns regarding the U.S. or international financial systems could result in less favorable commercial financing terms, including higher interest rates or costs and tighter financial and operating covenants, or systemic limitations on access to credit and liquidity sources, thereby making it more difficult for us, our wholly-owned direct subsidiaries or our Investment Adviser to acquire financing on acceptable terms or at all.

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

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following exhibits are filed as part of this report, or hereby incorporated by reference to exhibits previously filed with the United States Securities and Exchange Commission:

Exhibit Number	Description of Document

3.1	Amended and Restated Certificate of Incorporation(1)

3.2	By-Laws(1)

10.1*	Amended and Restated Investment Advisory and Management Agreement dated as of July 1, 2023 by and between Commonwealth Credit Partners BDC I, Inc. and Commonwealth Credit Advisors LLC(2)

31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14 (a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14 (a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S. C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.

32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S. C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

* Filed herewith.

(1) Incorporated by reference to the Exhibits accompanying the Company’s Form 10 Registration Statement filed on July 6, 2021.

(2) Incorporated by reference to the Exhibits accompanying the Company's Form 8-K filed on July 5, 2023.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Commonwealth Credit Partners BDC I, Inc.

Date: August 10, 2023	By:	/s/ Robert O’Sullivan
	Name: Title:	Robert O’Sullivan Chief Executive Officer

Date: August 10, 2023	By:	/s/ Cecilio M. Rodriguez
	Name: Title:	Cecilio M. Rodriguez Chief Financial Officer

w