Form 10-Q
period 2023-09-30
Commonwealth Credit Partners BDC I, Inc.
filed 2023-11-09
CIK 1841514

scc

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

There were 528,037 issued and outstanding shares of the issuer’s common stock, $.001 par value per share, on November 9, 2023.

Commonwealth Credit Partners BDC I, Inc.

Quarterly Report on Form 10-Q

PART I—FINANCIAL INFORMATION

ITEM1. FINANCIAL STATEMENTS

COMMONWEALTH CREDIT PARTNERS BDC I, INC.

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

(amounts in thousands except share and per share data)

	September 30, 2023 (Unaudited)	December 31, 2022
Assets:
Non-controlled, non-affiliated investments, at fair value (amortized cost of $583,128 and $362,713 as of September 30, 2023 and December 31, 2022, respectively)	$573,526	$355,234
Cash and cash equivalents	9,822	8,355
Receivables:
Interest receivable	3,673	2,436
Prepaid expenses and other assets	138	193
Total Assets	$587,159	$366,218

Liabilities:
Credit facility (net of deferred financing costs of $58 and $83 as of September 30, 2023 and December 31, 2022, respectively)	$66,942	$(83)
Payables:
Management fee payable	1,459	851
Interest payable	488	366
Incentive fee payable	362	—
Directors fee payable	24	24
Accrued other general and administrative expenses	540	552
Total Liabilities	$69,815	$1,710

Net Assets:
Common Shares, $0.001 par value; 1,000,000 shares authorized; 528,037 and 373,705 as of September 30, 2023 and December 31, 2022, respectively issued and outstanding	$1	$—
Additional paid-in capital	522,905	372,367
Total distributable earnings (accumulated deficit)	(5,562)	(7,859)
Total Net Assets	$517,344	$364,508
Total Liabilities and Net Assets	$587,159	$366,218
Net Asset Value Per Common Share	$979.75	$975.39

The accompanying notes are an integral part of these consolidated financial statements.

COMMONWEALTH CREDIT PARTNERS BDC I, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(amounts in thousands except share and per share data)

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Income:
Investment income from non-controlled, non-affiliated investments:
Interest income	$18,877	$6,824	$49,665	$14,437
Fee income	347	100	1,034	255
Total Investment Income	19,224	6,924	50,699	14,692
Expenses:
Incentive fees	362	-	1,761	—
Management fees	1,460	761	3,881	1,865
Interest expense	1,603	934	3,972	1,589
Professional fees	149	105	473	365
Directors fees	22	26	72	77
Amortization of offering costs	-	10	—	90
Other general and administrative expenses	363	166	799	531
Total Expenses	3,959	2,002	10,958	4,517
Less: Management fee waiver (Note 4)	-	(29)	—	(120)
Less: Incentive fee waiver (Note 3)	-	-	(63)	—
Net expenses	3,959	1,973	10,895	4,397
Net Investment Income (Loss)	15,265	4,951	39,804	10,295
Realized and unrealized gains (losses) on investments and foreign currency transactions
Net realized gains (losses):
Non-controlled, non-affiliated investments	153	19	153	50
Total net realized gains (losses)	153	19	153	50
Net change in unrealized gains (losses):
Non-controlled, non-affiliated investments	(2,641)	(1,426)	(2,122)	(2,373)
Total net change in unrealized gains (losses)	(2,641)	(1,426)	(2,122)	(2,373)
Total realized and unrealized gains (losses)	(2,488)	(1,407)	(1,969)	(2,323)
Net Increase (Decrease) in Net Assets Resulting from Operations	$12,777	3,544	$37,835	$7,972
Per Common Share Data:
Basic and diluted net investment income/(loss) per common share	$29.62	22.46	$85.24	$57.06
Basic and diluted net increase/(decrease) in net assets resulting from operations per common share	$24.79	16.08	$81.02	$44.19
Weighted Average Common Shares Outstanding - Basic and Diluted	515,329	220,422	466,985	180,413

The accompanying notes are an integral part of these consolidated financial statements.

COMMONWEALTH CREDIT PARTNERS BDC I, INC.

CONSOLIDATED STATEMENT OF CHANGE IN NET ASSETS

(amounts in thousands except share and per share data)

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Increase (Decrease) in Net Assets Resulting from Operations:
Net investment income (loss)	$15,265	$4,951	$39,804	$10,295
Net realized gains (losses) on investments	153	19	153	50
Net change in unrealized gains (losses) on investments	(2,641)	(1,426)	(2,122)	(2,373)
Net Increase (Decrease) in Net Assets Resulting from Operations	12,777	3,544	37,835	7,972

Decrease in Net Assets Resulting from Stockholder Distributions
Distributions from net investment income	(12,873)	(4,140)	(35,538)	(8,660)
Net Decrease in Net Assets Resulting from Stockholder Distributions	(12,873)	(4,140)	(35,538)	(8,660)

Increase in Net Assets Resulting from Capital Share Transactions
Issuance of common shares	-	25,000	115,001	85,001
Reinvestment of distributions	12,873	4,140	35,538	8,660
Net Increase in Net Assets Resulting from Capital Share Transactions	12,873	29,140	150,539	93,661
Total Increase (Decrease) in Net Assets	12,777	28,544	152,836	92,973
Net Assets, Beginning of Period	504,567	204,523	364,508	140,094
Net Assets, End of Period	$517,344	$233,067	$517,344	$233,067

The accompanying notes are an integral part of these consolidated financial statements.

COMMONWEALTH CREDIT PARTNERS BDC I, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

(Unaudited)

	For the Nine Months Ended
	September 30, 2023	September 30, 2022
Cash Flows from Operating Activities:
Net increase (decrease) in net assets resulting from operations	$37,835	$7,972
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Net realized (gains)/losses on investments	(153)	(50)
Net change in unrealized (gains)/losses on investments	2,122	2,373
Net accretion of discount on investments	(1,473)	(580)
Non-cash investment income	(430)
Purchases of portfolio investments	(247,583)	(176,617)
Amortization of deferred financing costs	24	25
Sales or repayments of portfolio investments	29,226	15,324
Increase/(decrease) in operating assets and liabilities:
(Increase)/decrease in interest and dividends receivable	(1,237)	(1,142)
(Increase)/decrease in prepaid expenses and other assets	55	87
Increase/(decrease) in management fees payable, net	608	486
Increase/(decrease) in interest payable	122	221
Increase/(decrease) in incentive fee payable, net	362
Increase/(decrease) in directors fee payable	—	2
Increase/(decrease) in accrued other general and administrative expenses	(12)	183
Net cash provided by (used in) Operating Activities	(180,534)	(151,716)
Cash Flows provided by (used in) Financing Activities:
Borrowings on credit facility	207,100	305,400
Payments on credit facility	(140,100)	(313,200)
Proceeds from issuance of common stock	115,001	85,001
Net cash provided by (used in) Financing Activities	182,001	77,201
Net increase (decrease) in cash and cash equivalents	1,467	(74,515)
Cash and cash equivalents, beginning of period	8,355	114,849
Cash and cash equivalents, end of period	$9,822	$40,334

Supplemental and Non-Cash Information:
Interest paid during the period	$3,850	$1,368
Distributions declared during the period	$35,538	$8,660
Reinvestment of distributions during the period	$35,538	$8,660

The accompanying notes are an integral part of these consolidated financial statements.

COMMONWEALTH CREDIT PARTNERS BDC I, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

AS OF SEPTEMBER 30, 2023

(amounts in thousands, except per share data)

(Unaudited)

Portfolio Company(3)(7)	Industry	Spread Above Index	Interest Rate (5)	Maturity Date	Principal / Shares	Amortized Cost	Fair Value	Percentage of Net Assets (2)
Debt Investments
First Lien Senior Secured(5)
190 Octane Financing - Delayed Draw Loan (8)	Consumer Services	SOFR + 6.50% (1.00% floor)	12.03%	5/10/2027	$4,888	$4,822	$4,780	0.9%
190 Octane Financing - Revolving Credit Line (4)(8)	Consumer Services	SOFR + 6.50% (1.00% floor)	12.03%	5/10/2027	-	(16)	(25)	0.0%
190 Octane Financing - Term Loan (8)	Consumer Services	SOFR + 6.50% (1.00% floor)	12.03%	5/10/2027	8,455	8,320	8,269	1.6%
Abea Acquisition, Inc. - Delayed Draw Loan	Consumer Services	SOFR + 6.50% (1.00% floor)	11.82%	11/30/2026	1,400	1,382	1,400	0.3%
Abea Acquisition, Inc. - Term Loan	Consumer Services	SOFR + 6.50% (1.00% floor)	11.82%	11/30/2026	11,153	11,019	11,153	2.2%
AccessOne Medcard, Inc. - Term Loan	Health Care Technology	SOFR + 7.00% (0.50% floor)	12.32%	8/20/2026	11,724	11,594	11,161	2.2%
Aurora Solutions LLC - Delayed Draw Loan (4)(8)	Diversified Financials	SOFR + 6.00% (0.75% floor) + 0.50% PIK	11.92%	12/31/2027	3,324	3,266	2,699	0.5%
Aurora Solutions LLC - Revolving Credit Line (4)(8)	Diversified Financials	SOFR + 6.00% (0.75% floor) + 0.50% PIK	11.92%	12/31/2027	511	498	398	0.1%
Aurora Solutions LLC - Term Loan (8)	Diversified Financials	SOFR + 6.00% (0.75% floor) + 0.50% PIK	11.92%	12/31/2027	9,445	9,337	8,605	1.7%
Batteries Plus Holding Corporation - Revolving Credit Line (4)(8)	Consumer Services	SOFR + 6.75% (1.00% floor)	12.17%	6/27/2028	-	(51)	(22)	0.0%
Batteries Plus Holding Corporation - Term Loan (8)	Consumer Services	SOFR + 6.75% (1.00% floor)	12.17%	6/27/2028	16,501	16,100	16,331	3.2%
BKH - Delayed Draw Term Loan (4)(8)	Consumer Services	SOFR + 6.50% (1.00% floor)	11.93%	2/25/2028	-	(19)	(11)	0.0%
BKH - Term Loan (8)	Consumer Services	SOFR + 6.50% (1.00% floor)	11.93%	2/25/2028	21,659	21,262	21,550	4.2%
Bradford Health Services - Delayed Draw Term Loan (4)(8)	Healthcare Providers & Services	SOFR + 6.00% (1.00% floor)	11.55%	10/27/2028	-	(40)	(53)	0.0%
Bradford Health Services - Term Loan (8)	Healthcare Providers & Services	SOFR + 6.00% (1.00% floor)	11.55%	10/27/2028	13,096	12,862	13,004	2.5%
Cardiovascular Logistics - Delayed Draw Term Loan A (4)(8)	Health Care Providers & Services	SOFR + 6.25% (1.00% floor)	11.80%	1/31/2029	5,095	5,002	4,988	1.0%
Cardiovascular Logistics - Delayed Draw Term Loan B (4)(8)	Health Care Providers & Services	SOFR + 6.25% (1.00% floor)	11.80%	1/31/2029	167	123	64	0.0%
Cardiovascular Logistics - Term Loan (8)	Health Care Providers & Services	SOFR + 6.25% (1.00% floor)	11.80%	1/31/2029	7,214	7,085	7,062	1.4%
CheckedUp - Delayed Draw Term Loan (4)(8)	Technology Hardware & Equipment	SOFR + 5.50% (1.00% floor)	10.92%	10/20/2027	700	670	685	0.1%
CheckedUp - Revolving Credit Line (4)(8)	Technology Hardware & Equipment	SOFR + 5.50% (1.00% floor)	10.92%	10/20/2027	-	(27)	(9)	0.0%
CheckedUp - Term Loan (8)	Technology Hardware & Equipment	SOFR + 5.50% (1.00% floor)	10.92%	10/20/2027	9,098	8,961	9,052	1.7%
CreditAssociates, LLC - Revolving Credit Line (4)	Diversified Financials	SOFR + 6.75% (1.00% floor)	12.07%	3/29/2027	-	(14)	(15)	0.0%
CreditAssociates, LLC - Term Loan	Diversified Financials	SOFR + 6.75% (1.00% floor)	12.07%	3/29/2027	22,260	21,956	21,970	4.2%
Educators Publishing Service - Revolving Credit Line (4)	Media	SOFR + 6.00% (1.00% floor)	11.32%	2/24/2028	-	(39)	(2)	0.0%
Educators Publishing Service - Term Loan	Media	SOFR + 6.00% (1.00% floor)	11.32%	2/24/2028	17,546	17,147	17,528	3.4%
Firebirds - Delayed Draw Term Loan (4)(8)	Consumer Services	SOFR + 6.25% (2.00% floor)	11.67%	3/22/2028	-	(15)	(14)	0.0%
Firebirds - Revolving Credit Line (4)(8)	Consumer Services	SOFR + 6.25% (2.00% floor)	11.67%	3/22/2028	276	246	263	0.1%
Firebirds - Term Loan (8)	Consumer Services	SOFR + 6.25% (2.00% floor)	11.67%	3/22/2028	22,689	22,157	22,463	4.3%
Hasa - Delayed Draw Loan (4)(8)(9)	Capital Goods	SOFR + 5.75% (1.00% floor)	11.30%	1/10/2029	-	(43)	(37)	0.0%
Hasa - Revolving Credit Line (4)(8)(9)	Capital Goods	SOFR + 5.75% (1.00% floor)	11.30%	1/10/2029	-	(41)	(36)	0.0%
Hasa - Term Loan (8)(9)	Capital Goods	SOFR + 5.75% (1.00% floor)	11.30%	1/10/2029	14,560	14,199	14,225	2.7%
Kemper Sports Management - Delayed Draw Loan (4)(8)	Consumer Services	SOFR + 6.50% (1.00% floor)	11.92%	1/12/2028	4,575	4,483	4,531	0.9%
Kemper Sports Management - Revolving Credit Line (4)(8)(9)	Consumer Services	SOFR + 6.50% (1.00% floor)	11.92%	1/12/2028	-	(29)	(13)	0.0%
Kemper Sports Management - Term Loan (8)	Consumer Services	SOFR + 6.50% (1.00% floor)	12.05%	1/12/2028	18,856	18,514	18,705	3.6%
Kent Water Sports Holdings, LLC - Delayed Draw Loan	Consumer Durables & Apparel	SOFR + 7.00% (1.00% floor) + 2.00% PIK	14.40%	12/31/2025	16,346	16,197	11,606	2.2%
MerchantWise Solutions, LLC - Delayed Draw Loan (4)(8)	Software & Services	SOFR + 6.00% (0.75% floor)	11.40%	6/1/2028	2,665	2,615	2,613	0.5%
MerchantWise Solutions, LLC - Revolving Credit Line (4)(8)	Software & Services	SOFR + 6.00% (0.75% floor)	11.40%	6/1/2028	231	207	205	0.0%
MerchantWise Solutions, LLC - Term Loan (8)	Software & Services	SOFR + 6.00% (0.75% floor)	11.40%	6/1/2028	12,184	11,979	11,977	2.3%
Mollie Funding II LLC - Delayed Draw Loan (1)(4)(8)	Diversified Financials	SOFR + 8.00% (1.00% floor)	13.43%	6/11/2027	2,876	2,822	2,831	0.5%
Mollie Funding II LLC - Revolving Credit (1)(4)(8)	Diversified Financials	SOFR + 8.00% (1.00% floor)	13.43%	6/11/2027	1,517	1,495	1,497	0.3%
Mollie Funding II LLC - Term Loan (1)(8)	Diversified Financials	SOFR + 8.00% (1.00% floor)	13.43%	6/11/2027	8,627	8,502	8,515	1.6%
Narcote, LLC - Revolving Credit Line (1)(4)(8)	Industrials	SOFR + 7.00% (1.00% floor)	12.43%	3/30/2027	871	854	871	0.2%
Narcote, LLC - Term Loan (1)(8)	Industrials	SOFR + 7.00% (1.00% floor)	12.43%	3/30/2027	4,608	4,546	4,608	0.9%

COMMONWEALTH CREDIT PARTNERS BDC I, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS (CONTINUED)

AS OF SEPTEMBER 30, 2023

(amounts in thousands, except per share data)

(Unaudited)

Portfolio Company(3)(7)	Industry	Spread Above Index	Interest Rate (5)	Maturity Date	Principal / Shares	Amortized Cost	Fair Value	Percentage of Net Assets (2)
Narcote, LLC - Term Loan (1)(8)	Industrials	SOFR + 7.00% (1.00% floor)	12.43%	3/30/2027	2,765	2,728	2,765	0.5%
National Debt Relief - Delayed Draw Loan (4)(8)	Diversified Financials	SOFR + 6.00% (1.50% floor)	11.43%	2/24/2027	6,216	6,073	6,106	1.2%
National Debt Relief - Revolving Credit Line (4)(8)	Diversified Financials	SOFR + 6.00% (1.50% floor)	11.43%	2/24/2027	-	(28)	(22)	0.0%
National Debt Relief - Term Loan (8)	Diversified Financials	SOFR + 6.00% (1.50% floor)	11.43%	2/24/2027	13,131	12,959	13,000	2.5%
Nuspire, LLC - Revolving Credit Line (4)(8)	Software & Services	SOFR + 5.75% (1.00% floor)	11.17%	5/25/2027	-	(13)	(36)	0.0%
Nuspire, LLC - Term Loan (8)	Software & Services	SOFR + 5.75% (1.00% floor)	11.17%	5/25/2027	6,947	6,837	6,662	1.3%
Oak Dental - Delayed Draw Term Loan (4)(8)	Health Care Equipment & Services	SOFR + 6.50% (2.00% floor)	11.93%	3/22/2028	-	(82)	(323)	-0.1%
Oak Dental - Revolving Credit Line (4)(8)	Health Care Equipment & Services	SOFR + 6.50% (2.00% floor)	11.93%	3/22/2028	344	325	306	0.1%
Oak Dental - Term Loan (8)	Health Care Equipment & Services	SOFR + 6.50% (2.00% floor)	12.16%	3/22/2028	17,977	17,555	17,186	3.3%
OneCare Media, LLC - Revolving Credit Line (4)	Media	SOFR + 6.50% (1.00% floor)	11.82%	9/29/2026	-	(25)	(45)	0.0%
OneCare Media, LLC - Term Loan A	Media	SOFR + 6.50% (1.00% floor)	11.82%	9/29/2026	10,558	10,419	10,326	2.0%
OneCare Media, LLC - Term Loan B	Media	SOFR + 6.50% (1.00% floor)	11.82%	9/29/2026	2,343	2,308	2,291	0.4%
OneCare Media, LLC - Term Loan C	Media	SOFR + 6.50% (1.00% floor)	11.82%	9/29/2026	1,464	1,440	1,432	0.3%
OneCare Media, LLC - Term Loan D	Media	SOFR + 6.50% (1.00% floor)	11.82%	9/29/2026	889	874	869	0.2%
Peak Technologies - Term Loan	Technology Hardware & Equipment	SOFR + 6.25% (1.00% floor)	11.57%	7/22/2027	28,510	27,991	28,168	5.4%
PJW Ultimate Holdings LLC - Delayed Draw Term Loan	Consumer Services	SOFR + 6.00% (1.00% floor)	11.32%	11/17/2026	4,184	4,122	4,066	0.8%
PJW Ultimate Holdings LLC - Revolving Credit Line (4)	Consumer Services	SOFR + 6.00% (1.00% floor)	11.32%	11/17/2026	492	465	432	0.1%
PJW Ultimate Holdings LLC - Term Loan	Consumer Services	SOFR + 6.00% (1.00% floor)	11.32%	11/17/2026	9,766	9,633	9,492	1.8%
Planet DDS - Delayed Draw Loan (4)(8)(9)	Health Care Technology	SOFR + 7.50% (0.75% floor)	12.92%	7/18/2028	1,166	1,145	1,112	0.2%
Planet DDS - Term Loan (8)(9)	Health Care Technology	SOFR + 7.50% (0.75% floor)	13.22%	7/18/2028	14,348	13,971	14,004	2.7%
Raven Engineered Films, Inc. - Revolving Credit Line (4)(8)	Industrials	SOFR + 7.00% (1.00% floor)	12.43%	4/29/2027	-	(54)	(117)	0.0%
Raven Engineered Films, Inc. - Term Loan (8)	Industrials	SOFR + 7.00% (1.00% floor)	12.43%	4/29/2027	21,206	20,874	20,549	4.0%
Rushmore Intermediate - Delayed Draw Loan	Health Care Equipment & Services	SOFR + 7.00% (1.00% floor)	12.40%	11/1/2027	1,262	1,243	1,225	0.2%
Rushmore Intermediate - Delayed Draw Loan 2nd Amend (4)	Health Care Equipment & Services	SOFR + 7.00% (1.00% floor)	12.40%	11/1/2027	786	747	747	0.1%
Rushmore Intermediate - Revolving Credit Line (4)	Health Care Equipment & Services	SOFR + 7.00% (1.00% floor)	12.40%	11/1/2027	-	(18)	(39)	0.0%
Rushmore Intermediate - Term Loan	Health Care Equipment & Services	SOFR + 7.00% (1.00% floor)	12.40%	11/1/2027	12,096	11,918	11,745	2.3%
Rushmore Intermediate - Term Loan B	Health Care Equipment & Services	SOFR + 7.00% (1.00% floor)	12.40%	11/1/2027	1,125	1,097	1,092	0.2%
S4T Holdings Corp. - Delayed Draw Loan (8)	Commercial & Professional Services	SOFR + 6.00% (1.00% floor)	11.43%	12/28/2026	7,711	7,586	7,711	1.5%
S4T Holdings Corp. - Term Loan (8)	Commercial & Professional Services	SOFR + 6.00% (1.00% floor)	11.43%	12/28/2026	25,824	25,460	25,825	5.0%
Select Rehabilitation - Term Loan (8)	Health Care Providers & Services	SOFR + 8.50% (1.00% floor)	14.00%	10/19/2027	19,949	19,524	19,929	3.9%
The Smilist Management, Inc. - Delayed Draw Loan A	Health Care Providers & Services	SOFR + 6.50% (1.00% floor)	11.82%	12/23/2025	2,702	2,677	2,637	0.5%
The Smilist Management, Inc. - Delayed Draw Loan B	Health Care Providers & Services	SOFR + 6.50% (1.00% floor)	11.82%	12/23/2025	5,755	5,699	5,617	1.1%
The Smilist Management, Inc. - Delayed Draw Loan C (4)	Health Care Providers & Services	SOFR + 6.50% (1.00% floor)	11.82%	12/23/2025	3,470	3,431	3,360	0.6%
The Smilist Management, Inc. - Revolving Credit Line (4)	Health Care Providers & Services	SOFR + 6.50% (1.00% floor)	11.82%	12/23/2025	219	215	206	0.0%
The Smilist Management, Inc. - Term Loan	Health Care Providers & Services	SOFR + 6.50% (1.00% floor)	11.82%	12/23/2025	4,870	4,825	4,753	0.9%
VardimanBlack Holdings LLC - Delayed Draw Loan (8)	Health Care Equipment & Services	SOFR + 7.00% (0.50% floor)	12.42%	3/18/2027	6,751	6,699	6,118	1.2%
VardimanBlack Holdings LLC - Delayed Draw Loan 1st Amend (8)	Health Care Equipment & Services	SOFR + 8.00% (0.50% floor)	13.42%	3/18/2027	11,032	10,935	9,998	1.9%
VardimanBlack Holdings LLC - Term Loan (8)	Health Care Equipment & Services	SOFR + 7.00% (0.50% floor)	12.42%	3/18/2027	8,125	8,063	7,364	1.4%
Vecta Environmental Services - Delayed Draw Term Loan (4)(8)	Commercial & Professional Services	SOFR + 6.25% (1.00% floor)	11.80%	12/30/2027	-	(21)	(163)	0.0%
Vecta Environmental Services - Revolving Credit Line (4)(8)	Commercial & Professional Services	SOFR + 6.25% (1.00% floor)	11.67%	12/30/2027	124	109	67	0.0%
Vecta Environmental Services - Term Loan (8)	Commercial & Professional Services	SOFR + 6.25% (1.00% floor)	11.80%	12/30/2027	8,119	7,976	7,583	1.5%
VENU+ - Revolving Credit Line (4)(8)	Consumer Services	SOFR + 6.75% (1.00% floor)	12.22%	11/30/2026	222	198	191	0.0%
VENU+ - Term Loan (8)	Consumer Services	SOFR + 6.75% (1.00% floor)	12.22%	11/30/2026	19,299	18,873	18,758	3.6%
Whitestone Home Furnishings, LLC - Term Loan	Consumer Durables & Apparel	SOFR + 6.50% (1.00% floor)	11.82%	8/20/2026	14,742	14,550	13,946	2.7%

COMMONWEALTH CREDIT PARTNERS BDC I, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS (CONTINUED)

AS OF SEPTEMBER 30, 2023

(amounts in thousands, except per share data)

(Unaudited)

Portfolio Company(3)(7)	Industry	Spread Above Index	Interest Rate (5)	Maturity Date	Principal / Shares	Amortized Cost	Fair Value	Percentage of Net Assets (2)
Wilnat, Inc. - Revolving Credit Line (4)	Capital Goods	SOFR + 5.00% (1.00% floor)	10.32%	12/29/2026	-	(16)	-	0.0%
Wilnat, Inc. - Term Loan	Capital Goods	SOFR + 5.00% (1.00% floor)	10.32%	12/29/2026	12,129	11,958	12,129	2.3%
Wilnat, Inc. - Term Loan B	Capital Goods	SOFR + 5.00% (1.00% floor)	10.32%	12/29/2026	3,151	3,090	3,151	0.6%
Total First Lien Senior Secured					586,886	576,223	567,545	109.5%
Total Debt Investments					586,886	576,223	567,545	109.5%

Equity Investments
Preferred Equity
Atlas US Holdings, LP - class X preferred (6)	Diversified Financials	15.00% PIK	15.00% PIK	NA	113,989	$114	$228	0.0%
Atlas US Holdings, LP - class B-2 units (6)	Diversified Financials	NA	NA	NA	857,787	873	183	0.0%
Educators Publishing Service - Series A-1 Preferred Units (6)	Media	NA	NA	NA	887,237	887	1,051	0.2%
TVG OCM III (FT) Blocker, LLC - Class B Units (6)	Media	NA	NA	NA	706	706	742	0.1%
Total Preferred Equity						2,580	2,204	0.3%

Common Equity
190 Octane Holdings, LLC - series A-1 units (6)(9)	Consumer Services	NA	NA	NA	223,551	$377	$367	0.1%
Cardiovascular Logistics - Class O2 Units (6)	Health Care Providers & Services	NA	NA	NA	142,509	143	143	0.0%
Firebirds - Class A Units (6)	Consumer Services	NA	NA	NA	590,012	590	545	0.1%
Firebirds - Class B Units (6)	Consumer Services	NA	NA	NA	590,012	-	18	0.0%
Kemper Sports Management Holdings LLC Equity (6)(9)	Consumer Services	NA	NA	NA	610,763	611	662	0.1%
Oak Dental - Class C Units (6)(9)	Health Care Equipment & Services	NA	NA	NA	45	344	363	0.1%
Rushmore Lender Co-Invest Blocker, LLC - Common Stock (6)	Health Care Equipment & Services	NA	NA	NA	537,606	538	555	0.1%
Sea-K Investors, LLC - Class A Units (6)(9)	Consumer Durables & Apparel	NA	NA	NA	399,694	732	-	0.0%
VENU+ - Class A-1 Units (6)	Consumer Services	NA	NA	NA	664,865	664	545	0.1%
Vistria ESS Holdings, LLC - Equity (6)	Commercial & Professional Services	NA	NA	NA	326	326	579	0.1%
Total Common Equity						4,325	3,777	0.7%
Total Equity Investments						6,905	5,981	1.0%
Total Investments						$583,128	573,526	110.5%
Liabilities in Excess of Other Assets							(56,182)	-10.5%
Net Assets							$517,344	100.0%

(1)
The Company deemed this asset to be a "non-qualifying asset" under Section 55(a) of the Investment Company Act of 1940, as amended. Qualifying assets must represent at least 70.0% of the Company's total assets at the time of acquisition of any additional non-qualifying assets. As of September 30, 2023, 3.58% of the Company's total assets are represented by investments at fair value that are considered non-qualifying assets.
(2)
Percentages are based on net assets as of September 30, 2023.
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
(5)
The majority of the investments bear interest at a rate that may be determined by reference to Secured Overnight Financing Rate (“SOFR") and which reset monthly, quarterly, semiannually, or annually. For each, the Company has provided the spread over the reference rate and the current interest rate in effect at the reporting date. As of September 30, 2023, the reference rates for the Company's variable rate loans were the 1 mo. SOFR at 5.32%, the 3 mo. SOFR at 5.40%, and the 6 mo. SOFR at 5.47%. Certain investments are subject to an interest rate floor. For fixed rate loans, a spread above a reference rate is not applicable.
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

AS OF SEPTEMBER 30, 2023

(amounts in thousands, except per share data)

(Unaudited)

The following table shows the portfolio composition by industry grouping based on fair value at September 30, 2023:

	At September 30, 2023
Industry	Investments at Fair Value	Percentage of Total Portfolio
Consumer Services	$144,436	25.1%
Diversified Financials	65,995	11.5
Health Care Providers & Services	61,710	10.8
Health Care Equipment & Services	56,337	9.8
Commercial & Professional Services	41,602	7.3
Technology Hardware & Equipment	37,896	6.6
Media	34,192	6.0
Capital Goods	29,432	5.1
Industrials	28,676	5.0
Health Care Technology	26,277	4.6
Consumer Durables & Apparel	25,552	4.5
Software & Services	21,421	3.7
	$573,526	100.0%

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

COMMONWEALTH CREDIT PARTNERS BDC I, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts, percentages, and as otherwise indicated)

September 30, 2023

(Unaudited)

Note 1—Organization

Commonwealth Credit Partners BDC I, Inc. (“we”, “us”, “our”, or the “Company”) is an externally managed, non-diversified, closed-end management investment company that has elected to be regulated as a business development company (a “BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”), and has elected to be treated for U.S. federal income tax purposes, and intends to qualify annually, as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). The Company was formed on January 15, 2021 ("Inception Date") as a Delaware corporation. The Company commenced investment operations on August 17, 2021.

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

Valuation of Portfolio Investments

The Investment Adviser applies fair value accounting in accordance with GAAP. Fair value is the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Investments are reflected on the Company’s Consolidated Statements of Assets and Liabilities at fair value, with changes in unrealized gains and losses resulting from changes in fair value reflected in the Company’s Consolidated Statements of Operations as “Net change in unrealized gains (losses) of investments” and realizations of portfolio investments reflected in the Company’s Consolidated Statements of Operations as “Net realized gains (losses) on investments”.

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

Investment Classification

The Company classifies its investments in accordance with the requirements of the 1940 Act. Under the 1940 Act, “Control” is defined as the power to exercise a controlling influence over the management or policies of a company, unless such power is solely the result of an official position with such company. In addition, in accordance with Section 2(a)(9) of the 1940 Act, any person who owns beneficially, either directly or through one or more controlled companies, more than 25% of the voting securities of a company shall be presumed to control such company. Any person who does not so own more than 25% of the voting securities of any company shall be presumed not to control such company. Any person who does not so own more than 25% of the voting securities of any company and/or does not have the power to exercise control over the management or policies of such portfolio company shall be presumed not to control such company. Consistent with the 1940 Act, “Affiliated Investments” are defined as those investments in companies in which the Company owns 5% or more of the voting securities. Consistent with the 1940 Act, “Non-affiliated Investments” are defined as investments that are neither Control Investments nor Affiliated Investments. As of September 30, 2023 and as of December 31, 2022, the Company did not “control” and was not an “affiliated person” of any of its portfolio companies, each as defined in the 1940 Act.

Cash and Cash Equivalents

Cash and cash equivalents include cash held in banks and short-term, liquid investments in a money market deposit account. Cash and cash equivalents are carried at cost which approximates fair value. The Company deposits at financial institutions for its cash and cash equivalents may exceed FDIC insured limits under applicable law.

The Company considers all highly liquid investments with a maturity of three months or less, when acquired, to be cash equivalents. As of September 30, 2023 and December 31, 2022, the Company held cash and cash equivalents in the form of money market fund shares held in First American Government Obligations Fund with a fair value of $8.1 million and $3.8 million, respectively, representing 1.56% and 1.04%, respectively, of the Company’s net assets. Cash equivalents in the form of money market fund shares are valued at their reported net asset value (generally $1 per share) on the measurement date and are categorized within Level 1 of the fair value hierarchy under ASC 820, as inputs in the valuation are observable.

Organizational Expenses and Offering Costs

Organizational expenses consist of costs incurred to establish the Company and enable it legally to do business. Organization costs are expensed as incurred. Offering costs consist of costs incurred in connection with the offering of Common Stock of the Company. Offering costs are capitalized as a deferred charge and amortized to expense on a straight-line basis over 12 months from the inception date. Offering costs for the three and nine months ended September 30, 2023 were $0 and $0, respectively. Offering costs for the three and nine months ended September 30, 2022 were $0.01 million and $0.09 million, respectively. As of September 30, 2023 and December 31, 2022, no offering costs were deferred.

The Company bears the organizational expenses and offering costs incurred in connection with the formation of the Company and the offering of shares of its Common Stock, including the out-of-pocket expenses of the Investment Adviser and its agents and affiliates. In addition, the Company reimburses the Investment Adviser for the organizational expenses and offering costs it incurs on the Company’s behalf. For the period from the Inception Date through September 30, 2023, the Company had incurred $0.48 million of organizational costs. If actual organizational expenses and offering costs incurred exceed $0.75 million, the Investment Adviser or its affiliate bear the excess costs.

Deferred Financing Costs

Financing costs incurred in connection with the Company’s credit facilities are capitalized and amortized into expense using the straight-line method, which approximates the effective yield method over the life of the respective facility. See Note 5—Borrowings.

Revenue Recognition

Interest Income

Interest income, adjusted for amortization of premium and accretion of discount, is recorded on an accrual basis. Discount and premium on investments purchased are accreted/amortized over the expected life of the respective investment using the effective yield method. Loan origination fees, original issue discount (“OID”) and market discounts or premiums are capitalized and amortized into interest income using the effective interest method. Upon prepayment of a loan or debt security, any prepayment premiums, unamortized upfront loan origination fees and unamortized discounts are recorded as interest income. The Company may have loans in its portfolio that contain a payment-in-kind ("PIK") interest provision. PIK interest is accrued and recorded as income at the contractual rates, if deemed collectible. The PIK interest is added to the principal balance on the capitalization date and is generally due at maturity or when deemed by the issuer. For the three months ended September 30, 2023 and 2022, the Company recognized PIK interest from investments of $99 thousand and $0, respectively, which is included in Interest Income on the Consolidated Statements of Operations. For the nine months ended September 30, 2023 and 2022, the Company recognized PIK interest from investments of $430 thousand and $0, respectively, which is included in Interest Income on the Consolidated Statements of Operations.

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

Recent Accounting Standards Update

In March 2020, the Financial Accounting Standards Board issued Accounting Standards Update No. 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting” (“ASU 2020-04”). The amendments in ASU 2020-04 provide optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The standard was effective as of March 12, 2020 through December 31, 2022. In December 2022, the FASB issued Accounting Standards Update 2022-06, Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848, which deferred the sunset day of this guidance to December 31, 2024. As of September 30, 2023, the adoption of this guidance did not have an impact on the Company’s consolidated financial statements.
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

The following table presents fair value measurements of investments, by major class, as of September 30, 2023, according to the fair value hierarchy:

	Fair Value Measurements
	Level 1	Level 2	Level 3	Totals
First Lien Senior Secured	$—	$—	$567,545	$567,545
Equity	—	—	5,981	5,981
Total	$—	$—	$573,526	$573,526

The following table presents fair value measurements of investments, by major class, as of December 31, 2022, according to the fair value hierarchy:

	Fair Value Measurements
	Level 1	Level 2	Level 3	Totals
First Lien Senior Secured	$—	$—	$352,041	$352,041
Equity	—	—	3,193	3,193
Total	$—	$—	$355,234	$355,234

The following table provides a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the nine months ended September 30, 2023:

	First Lien Senior Secured	Equity	Total
Balance as of December 31, 2022	$352,041	$3,193	$355,234
Purchases and other adjustments to cost	244,660	3,353	248,013
Sales and repayments	(29,226)	—	(29,226)
Net realized gain/(loss) on investments	153	—	153
Net change in unrealized gain/(loss) on investments	(1,557)	(565)	(2,122)
Net accretion of discount on investments	1,474	—	1,474
Balance as of September 30, 2023	$567,545	$5,981	$573,526
Net change in unrealized gain/loss for the period relating to those Level 3 assets that were still held by the Company at the end of the period:	$(1,612)	$(565)	$(2,177)

The following table provides a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the nine months ended September 30, 2022:

	First Lien Senior Secured	Equity	Total
Balance as of December 31, 2021	$135,926	$2,549	$138,475
Purchases and other adjustments to cost	175,367	1,250	176,617
Sales and repayments	(15,324)	-	(15,324)
Net realized gains	50	-	50
Net change in unrealized gain/(loss) on investments	(2,148)	(225)	(2,373)
Net accretion of discount on investments	580	-	580
Balance as of September 30, 2022	$294,451	$3,574	$298,025
Net change in unrealized gain/loss for the period relating to those Level 3 assets that were still held by the Company at the end of the period:	$(2,148)	$(225)	$(2,373)

Purchases represent the acquisition of new investments at cost. Sales and repayments represent principal payments received during the period.

Significant Unobservable Inputs

The following table summarizes the significant unobservable inputs used to value Level 3 investments as of September 30, 2023. The table is not intended to be all-inclusive, but instead identifies the significant unobservable inputs relevant to the determination of fair values.

				Selected Input Range
Asset Category	Fair Value	Primary Valuation Technique	Unobservable Inputs	Minimum	Maximum	Weighted Average (a)
First Lien Senior Secured	$555,938	Discounted Cash Flow	Discount Rate	9.1%	17.7%	12.3%
First Lien Senior Secured	11,606	Market Comparables	EBITDA Multiple	6.5x	7.5x	7.0x
Equity	555	Market Comparables	Revenue Multiple	2.5x	2.7x	2.6x
Equity	5,427	Market Comparables	EBITDA Multiple	5.8x	15.8x	10.3x
Total	$573,526

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

There were no significant changes in valuation approach or technique as of September 30, 2023 and December 31, 2022.

Level 3 inputs to the valuation methodology are unobservable and significant to overall fair value measurement. The inputs into the determination of fair value require significant management judgment or estimation. Financial instruments that are included in this category include investments in privately held entities where the fair value is based on unobservable inputs.

The income and market approaches were used in the determination of fair value of certain Level 3 assets as of September 30, 2023 and December 31, 2022. The significant unobservable inputs used in the income approach are the discount rate or market yield used to discount the estimated future cash flows expected to be received from the underlying investment, which include both future principal and interest payments and any other end of term fees, as applicable. Included in the consideration and selection of discount rates are factors such as risk of default, interest rate risk, and changes in credit quality. The significant unobservable inputs used in the market approach are based on market comparable transactions and market multiples of publicly traded comparable companies. Increases or decreases in the valuation multiples in isolation may result in higher or lower fair value measurement, respectively, and increases or decreases in the discount rate in isolation may result in lower or higher fair value measurement, respectively.

As of September 30, 2023 and December 31, 2022, the Company had no portfolio companies on non-accrual status. Refer to Note 2 -Summary of Significant Accounting Policies—for additional details regarding the Company’s non-accrual policy.

For discussion of the fair value measurement of the Company’s borrowings, refer to Note 5—Borrowings.

Note 4—Related Party Transactions

Investment Advisory Agreement

The Company entered into an investment advisory and management agreement (the “Investment Advisory Agreement”) with the Investment Adviser in which the Investment Adviser, subject to the overall supervision of the Company’s Board, manages the day-to-day operations of, and provides investment advisory services to the Company. On June 29, 2023, the Company entered into an amended and restated investment advisory and management agreement (the “Amended and Restated Investment Advisory Agreement”) with the Investment Adviser, following the approval of the Amended and Restated Investment Advisory Agreement by the Company’s stockholders by unanimous written consent on June 29, 2023. The terms of the Amended and Restated Investment Advisory Agreement became effective on July 1, 2023 and did not impact Management Fees (as defined below) paid in prior periods. The Amended and Restated Investment Advisory Agreement, among other things, clarified the methodology for calculating the Management Fee payable to the Investment Adviser during and after the Investment Period (as defined in the Amended and Restated Investment Advisory Agreement).

Pursuant to the Amended and Restated Investment Advisory Agreement with the Investment Adviser, the Company pays the Investment Adviser a fee for its services under the Amended and Restated Investment Advisory Agreement consisting of an annual base management fee (“Management Fee”) and an incentive management fee (the “Incentive Fee”), each payable quarterly.

Operating Advisory Group, LLC (“OAG”), is a consulting firm that exclusively provides management consulting services, substantially all of which are provided to portfolio companies of Comvest Partners’ affiliated funds investing in a control equity strategy. The Company also engages OAG to provide assistance with certain discrete diligence and other matters in connection with the Company’s investing activities. For the three months ended September 30, 2023 and 2022, OAG charged $0 and $0, respectively, for due diligence services which were paid by portfolio companies of the Company. For the nine months ended September 30, 2023 and 2022, OAG charged $0 and $9, respectively, for due diligence services which were paid by portfolio companies of the Company. In addition, for the three months ended September 30, 2023 and 2022, OAG charged the Company $1 and $2, respectively, for diligence expense which were paid by the Company. For the nine months ended September 30, 2023 and 2022, OAG charged the Company $1 and $2, respectively, for diligence expense which were paid by the Company. While neither the Company nor any of its affiliates or personnel own or share in any portion of the economics received by OAG, an affiliate of the Investment Adviser has been granted an option to acquire the shares of OAG’s parent company at a nominal value.

Management Fee

During the Investment Period, the Management Fee is calculated at an annual rate of 1.00% with respect to the Company’s Adjusted Average Assets Invested (defined below) in respect of the relevant quarterly period, in the manner set forth in the table below. During the Investment Period “Adjusted Average Assets Invested” shall mean (a) the average of the sum of the Company’s (i) Drawn Capital Commitments, (ii) the aggregate dollar amount of distributions issued to stockholders in-kind pursuant to the Company’s dividend reinvestment plan (“DRIP”) as of the latest declaration date of any such distribution, excluding any amounts of such distribution received in cash by stockholders that have opted out of the DRIP, and (iii) outstanding principal on borrowings, in the case of clause (i) and clause (iii), as of the last business day of each month included in the relevant quarterly period less (b) the sum of the Company’s (iv) cumulative net unrealized losses, if any, and (v) cumulative net realized losses, if any, in the case of clause (iv) and clause (v), as of the last business day of the relevant quarter. For the avoidance of doubt, the quarterly Management Fees payable to the Investment Adviser are specifically set forth below.

After the Investment Period, the Management Fee will be calculated at an annual rate of 1.00% with respect to the Company’s Adjusted Average Assets Invested, except that after the Investment Period, “Adjusted Average Assets Invested” shall mean (a) the fair value of the Company’s investments, as of the last business day of each month included in the relevant quarterly period less (b) the sum of the Company’s cumulative net realized and unrealized losses, if any, as of the last business day of the relevant quarter

Any Management Fees payable pursuant to the Amended and Restated Investment Advisory Agreement will be calculated based on the Company’s Adjusted Average Assets Invested in respect of the most recently completed calendar quarter. Management Fees for any partial quarter will be appropriately prorated. For the avoidance of doubt, the quarterly Management Fees payable to the Investment Adviser shall be calculated based on the lower of the actual Adjusted Average Assets Invested as of the end of any quarter and the target Adjusted Average Assets Invested for that quarter, as specifically set forth in the table below:

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

(1)
For the avoidance of doubt, the Management Fee paid at the end of any quarter shall be calculated based on the lower of the actual Adjusted Average Assets Invested in respect of the quarter and the target Adjusted Average Assets Invested for that quarter. The target Adjusted Average Assets shall be adjusted to include amounts from the DRIP program not received in cash.
(2)
Reflects dollar amount of Management Fees payable for the applicable quarter based on the Company’s target Adjusted Average Assets Invested as of the end of such quarter.
(3)
Reflects the Management Fee payable beginning in quarter 12 and extending through the end of the Investment Period.

For the three and nine months ended September 30, 2023, the Company incurred $1.46 million and $3.88 million, respectively, in Management Fees under the Investment Advisory Agreement. For the three and nine months ended September 30, 2022, the Company incurred $0.76 million and $1.87 million, respectively, in Management Fees under the Amended and Restated Investment Advisory Agreement.

There were no management fee waivers for the three and nine months ended September 30, 2023. The Investment Adviser has chosen to voluntarily waive $0.03 million and $0.12 million, respectively, of management fees earned in accordance with the Amended and Restated Investment Advisory Agreement for the three and nine months ended September 30, 2022. Any fees waived under the Amended and Restated Investment Advisory Agreement are not subject to reimbursement to the Investment Adviser.

Incentive Fee

If, as of the last day of the relevant quarter, the Company’s Total Return (as defined below) in respect of the relevant Measurement Period (as defined below) equals or exceeds the “Hurdle Amount” (as defined below), which represents an annualized total return of 7.25%, the Investment Adviser will be paid an Incentive Fee calculated at an annual rate of 0.25% (0.0625% per quarter) with respect to the Company’s Incentive Fee Average Assets Invested (as defined below) on a cumulative basis for the Measurement Period less the aggregate amount of any previously paid Incentive Fees with respect to the Measurement Period.

If, as of the last day of the relevant quarter, the Company’s Total Return in respect of the relevant Measurement Period is less than the Hurdle Amount, the Investment Adviser shall not receive the Incentive Fee in respect of the relevant quarter.

“Total Return” means the sum of the Company’s net investment income with legal and other expenses incurred in connection with the Company’s formation and organization and the offering of its shares (“Organizational Expenses”) amortized ratably over a three-year period for the purposes of this calculation) in respect of the relevant Measurement Period and the Company’s realized and unrealized capital gains less realized and unrealized capital losses in respect of the relevant Measurement Period.

For the avoidance of doubt, the Total Return calculation will not take into account the deduction of the 0.25% Incentive Fee but will take into account the deduction of the 1.00% Management Fee during the Investment Period and the 1.00% Management Fee after the Investment Period.

“Hurdle Amount” means 7.25% times the average of the “Drawn Capital Commitments” (as defined below) and the aggregate dollar amount of distributions issued to stockholders in-kind pursuant to the Company’s DRIP, less return of capital distributions for each quarter during the Measurement Period, (i) multiplied by the number of quarters in the Measurement Period, and (ii) divided by (4) four.

“Drawn Capital Commitments” means the simple average of the drawn Capital Commitments as of the last business day of each month included in the relevant quarterly period.

“Measurement Period” means the period from the Company’s inception date through the end of the most recently completed calendar quarter.

“Incentive Fee Average Assets Invested” during the Investment Period means (a) the average of the sum of the Company’s (i) Drawn Capital Commitments and (ii) the aggregate dollar amount of distributions issued to stockholders in-kind pursuant to the Company’s DRIP as of the latest declaration date of any such distribution, excluding any amounts of such distribution received in cash by stockholders that have opted out of the DRIP, and (iii) outstanding principal on borrowings, in the case of clause (i) and (iii), as of the last business day of each month included in the Measurement Period less (b) the Company’s net realized and unrealized losses, if any. After the Investment Period Incentive Fee Average Assets Invested means (a) the fair value of the Company’s investments, as of the last business day of each month included in the relevant quarterly period less (b) the sum of the Company’s cumulative net realized and unrealized losses, if any, as of the last business day of the relevant quarter.

For the three and nine months ended September 30, 2023, the Company incurred $0.4 million and $1.8 million, respectively, in incentive fees under the Investment Advisory Agreement. For the three and nine months ended September 30, 2022, the Company did not incur incentive fees under the Investment Advisory Agreement.

The Investment Adviser has chosen to voluntarily waive $0 thousand and $63 thousand, respectively, of incentive fees in accordance with the Investment Advisory Agreement for the three and nine months ended September 30, 2023. Any fees waived under the Investment Advisory Agreement are not subject to reimbursement to the Investment Adviser.

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

The Administrator has hired a third-party ("Sub-Administrator") to assist with the provision of administration services. For the three months ended September 30, 2023 and 2022, the Company incurred $0.08 million and $0.05 million, respectively, in administrative service fees under the administration agreement, payable to the Sub-Administrator. For the nine months ended September 30, 2023 and 2022, the Company incurred $0.22 million and $0.13 million, respectively, in administrative service fees under the administration agreement, payable to the Sub-Administrator. Administration service fees are included in other general and administrative expenses on the Statements of Operations.

Co-Investment Relief

The 1940 Act generally prohibits BDCs from entering into negotiated co-investments with affiliates absent an order from the SEC. On August 2, 2021, the SEC granted the Company exemptive relief (the “Order”) that allows it to enter into certain negotiated co-investment transactions alongside other funds managed by the Adviser or its affiliates (“Affiliated Funds”) in a manner consistent with its investment objective, positions, policies, strategies, and restrictions as well as regulatory requirements and other pertinent factors, subject to compliance with the conditions of the Order. Pursuant to the Order, the Company is permitted to co-invest with its affiliates if, among other things, a “required majority” (as defined in Section 57(o) of the 1940 Act) of the Company’s Independent Directors make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the transactions, including the consideration to be paid, are reasonable and fair to the Company and the Company’s stockholders and do not involve overreaching in respect of the Company or the Company’s stockholders on the part of any person concerned, and (2) the transaction is consistent with the interests of the Company’s stockholders and is consistent with the Company’s investment objective and strategies. On August 16, 2023, the Company filed an application for an order to amend the Order pursuant to Sections 17(d) and 57(i) of the 1940 Act and Rule 17d-1 thereunder, permitting certain joint transactions otherwise prohibited by Sections 17(d) and 57(a)(4) of the 1940 Act.

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

The Goldman Credit Facility is uncommitted and matures on the earlier of (i) the date on which either the Company or lender provide written notice of termination to the other party and (ii) the date that is 30 days prior to the last date on which the Company may issue capital drawdowns to its investors. Under the Goldman Credit Facility, the Company is permitted to borrow up to the lesser of $130 million and the Borrowing Base. The “Borrowing Base” is based upon the unfunded capital commitments of certain subscribed investors in the Company that have been approved by Goldman Sachs and meet certain criteria. The advance rate for such investors is currently 90%. The "Borrowing Base" was $130 million at September 30, 2023. The Goldman Credit Facility contains certain customary affirmative and negative covenants and events of default. The Goldman Credit Facility bears interest at a rate of Term SOFR + 2.82% per weighted average annualized interest cost annum.

The weighted average annualized interest cost for all borrowings for the three months ended September 30, 2023 and 2022 was 8.14% and 5.11%, respectively. The weighted average annualized interest cost for all borrowings for the nine months ended September 30, 2023 and 2022 was 7.88% and 4.25%, respectively. The average daily debt outstanding for the three months ended September 30, 2023 and 2022 was $75.8 million and $70.6 million, respectively. The average daily debt outstanding for the nine months ended September 30, 2023 and 2022 was $65.0 million and $46.1 million, respectively. The maximum debt outstanding for the three months ended September 30, 2023 and 2022 was $79.1 million and $105.2 million, respectively. The maximum debt outstanding for the nine months ended September 30, 2023 and 2022 was $101.5 million and $122.0 million, respectively.

The following table represents borrowings as of September 30, 2023:

	Total Aggregate Borrowing Capacity	Total Principal Outstanding	Less Deferred Financing Costs	Amount per Statements of Assets and Liabilities
Goldman Credit Facility	$130,000	$67,000	$58	$66,942
Total	$130,000	$67,000	$58	$66,942

The following table represents borrowings as of December 31, 2022:

	Total Aggregate Borrowing Capacity	Total Principal Outstanding	Less Deferred Financing Costs	Amount per Statements of Assets and Liabilities
Goldman Credit Facility	$130,000	$—	$83	$(83)
Total	$130,000	$—	$83	$(83)

The following table represents interest and debt fees for the three months ended September 30, 2023:

	For the three months ended September 30, 2023
	Interest Rate(2)	Interest Expense	Deferred Financing Costs(1)	Other Fees(1)
Goldman Credit Facility	SOFR + 2.82%	$1,563	$8	$32
Total		$1,563	$8	$32

The following table represents interest and debt fees for the nine months ended September 30, 2023:

	For the nine months ended September 30, 2023
	Interest Rate(2)	Interest Expense	Deferred Financing Costs(1)	Other Fees(1)
Goldman Credit Facility	SOFR + 2.82%	$3,851	$24	$97
Total		$3,851	$24	$97
(1)
Amortization of deferred financing costs and other fees are included in interest expense on the Consolidated Statements of Operations.
(2)
As of September 30, 2023, the 1-month SOFR rate was 5.32%.

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
(1)
Amortization of deferred financing costs and other fees are included in interest expense on the Consolidated Statements of Operations.
(2)
As of September 30, 2022, the 1-month SOFR rate was 3.04%.

At September 30, 2023 and December 31, 2022, the carrying amount of the Company’s secured borrowings approximated their fair value in accordance with ASC 820. As of September 30, 2023 and December 31, 2022, the Company’s borrowings would be deemed to be Level 3, as defined in Note 3—Fair Value of Financial Instruments.

Note 6—Commitments and Contingencies

Commitments

In the ordinary course of business, the Company may enter into future funding commitments. As of September 30, 2023 and December 31, 2022, the Company had unfunded commitments on delayed draw term loans and revolving credit lines of $73.3 million and $55.0 million, respectively. The Company maintains sufficient cash on hand, unfunded Capital Commitments, and available borrowings from the Goldman Credit Facility to fund such unfunded commitments.

As of September 30, 2023, the Company’s unfunded commitments consisted of the following:

Portfolio Company Name	Investment Type	Commitment Type	Unfunded Commitments
190 Octane Financing	First Lien Senior Secured	Revolving Credit Line	$1,142
Aurora Solutions LLC	First Lien Senior Secured	Delayed Draw Loan	3,702
Aurora Solutions LLC	First Lien Senior Secured	Revolving Credit Line	766
Batteries Plus Holding Corporation	First Lien Senior Secured	Revolving Credit Line	2,158
BKH	First Lien Senior Secured	Delayed Draw Loan	2,136
Bradford Health Services	First Lien Senior Secured	Delayed Draw Loan	7,541
Cardiovascular Logistics	First Lien Senior Secured	Delayed Draw Loan	4,732
CreditAssociates, LLC	First Lien Senior Secured	Revolving Credit Line	1,167
CheckedUp	First Lien Senior Secured	Delayed Draw Loan	2,356
CheckedUp	First Lien Senior Secured	Revolving Credit Line	1,885
Educators Publishing Service	First Lien Senior Secured	Revolving Credit Line	1,774
Firebirds	First Lien Senior Secured	Delayed Draw Loan	1,382
Firebirds	First Lien Senior Secured	Revolving Credit Line	1,106
Hasa	First Lien Senior Secured	Delayed Draw Loan	1,616
Hasa	First Lien Senior Secured	Revolving Credit Line	1,553
Kemper Sports Management	First Lien Senior Secured	Delayed Draw Loan	983
Kemper Sports Management	First Lien Senior Secured	Revolving Credit Line	1,676
MerchantWise Solutions, LLC	First Lien Senior Secured	Delayed Draw Loan	403
MerchantWise Solutions, LLC	First Lien Senior Secured	Revolving Credit Line	1,311
Mollie Funding II LLC	First Lien Senior Secured	Delayed Draw Loan	576
Narcote, LLC	First Lien Senior Secured	Delayed Draw Loan	490
National Debt Relief	First Lien Senior Secured	Delayed Draw Loan	4,727
National Debt Relief	First Lien Senior Secured	Revolving Credit Line	2,189
Nuspire, LLC	First Lien Senior Secured	Delayed Draw Loan	879
Oak Dental	First Lien Senior Secured	Delayed Draw Loan	7,335
Oak Dental	First Lien Senior Secured	Revolving Credit Line	516
OneCare Media, LLC	First Lien Senior Secured	Revolving Credit Line	2,056
PJW Ultimate Holdings LLC	First Lien Senior Secured	Delayed Draw Loan	1,647
Planet DDS	First Lien Senior Secured	Delayed Draw Loan	1,069
Raven Engineered Films, Inc.	First Lien Senior Secured	Revolving Credit Line	3,770
Rushmore Intermediate	First Lien Senior Secured	Delayed Draw Loan	558
Rushmore Intermediate	First Lien Senior Secured	Revolving Credit Line	1,344
The Smilist Management, Inc.	First Lien Senior Secured	Delayed Draw Loan	1,111
The Smilist Management, Inc.	First Lien Senior Secured	Revolving Credit Line	329
Vecta Environmental Services	First Lien Senior Secured	Delayed Draw Loan	2,473
Vecta Environmental Services	First Lien Senior Secured	Revolving Credit Line	742
Venu+	First Lien Senior Secured	Revolving Credit Line	886
Wilnat, Inc.	First Lien Senior Secured	Revolving Credit Line	1,235
Total			$73,321

As of December 31, 2022, the Company’s unfunded commitments consisted of the following:

Portfolio Company Name	Investment Type	Commitment Type	Unfunded Commitments
190 Octane Financing	First Lien Senior Secured	Delayed Draw Loan	$400
190 Octane Financing	First Lien Senior Secured	Revolving Credit Line	1,142
Aurora Solutions LLC	First Lien Senior Secured	Delayed Draw Loan	3,702
Aurora Solutions LLC	First Lien Senior Secured	Revolving Credit Line	766
Bradford Health Services	First Lien Senior Secured	Delayed Draw Loan	7,539
CheckedUp	First Lien Senior Secured	Delayed Draw Loan	2,356
CheckedUp	First Lien Senior Secured	Revolving Credit Line	1,508
CreditAssociates, LLC	First Lien Senior Secured	Revolving Credit Line	1,167
MerchantWise Solutions, LLC	First Lien Senior Secured	Delayed Draw Loan	1,002
MerchantWise Solutions, LLC	First Lien Senior Secured	Revolving Credit Line	1,542
Narcote, LLC	First Lien Senior Secured	Revolving Credit Line	490
Nuspire, LLC	First Lien Senior Secured	Delayed Draw Loan	4,397
Nuspire, LLC	First Lien Senior Secured	Revolving Credit Line	879
OneCare Media, LLC	First Lien Senior Secured	Revolving Credit Line	2,056
PJW Ultimate Holdings LLC	First Lien Senior Secured	Delayed Draw Loan	682
PJW Ultimate Holdings LLC	First Lien Senior Secured	Revolving Credit Line	1,925
Raven Engineered Films, Inc.	First Lien Senior Secured	Revolving Credit Line	3,770
Rushmore Intermediate	First Lien Senior Secured	Delayed Draw Loan	467
Rushmore Intermediate	First Lien Senior Secured	Revolving Credit Line	1,344
S4T Holdings Corp.	First Lien Senior Secured	Delayed Draw Loan	7,730
The Smilist Management, Inc.	First Lien Senior Secured	Delayed Draw Loan-C	3,842
The Smilist Management, Inc.	First Lien Senior Secured	Revolving Credit Line	549
VardimanBlack Holdings LLC	First Lien Senior Secured	Delayed Draw Loan-1st Amendment	1,258
Vecta Environmental Services	First Lien Senior Secured	Delayed Draw Loan	2,473
Vecta Environmental Services	First Lien Senior Secured	Revolving Credit Line	742
Wilnat, Inc.	First Lien Senior Secured	Revolving Credit Line	1,235
Total			$54,963

The unrealized appreciation or depreciation associated with unfunded portfolio company commitments is recorded in the financial statements and reflected as an adjustment to the valuation of the related security in the Consolidated Schedule of Investments as of September 30, 2023 and December 31, 2022. The par amount of the unfunded portfolio company commitments is not recognized by the Company until the commitment is funded.

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

Litigation and Regulatory Matters

In the ordinary course of its business, the Company, our wholly-owned direct subsidiaries, the Investment Adviser, the Administrator, and the Sub-Administrator may become subject to litigation, claims, and regulatory matters. The Company has no knowledge of material legal or regulatory proceedings pending or known to be contemplated against the Company, Investment Adviser, Administrator and Sub-Administrator at this time.

Indemnifications

In the ordinary course of its business, the Company may enter into contracts or agreements that contain indemnifications or warranties. Future events could occur that lead to the execution of these provisions against the Company. Based on its history and experience, management feels that the likelihood of such an event is remote.

Note 7—Capital

Investor Commitments

As of September 30, 2023, the Company had $656.6 million, in Capital Commitments, of which $186.6 million, were unfunded. As of December 31, 2022 the Company had $656.6 million, in Capital Commitments, of which $301.6 million, were unfunded.

Capital Drawdowns

The following table summarizes the total shares issued and proceeds (in thousands) related to capital drawdowns for the three and nine months ended September 30, 2023:

Share Issue Date	Shares Issued	Net Proceeds Received
February 24, 2023	87,145	$85,000
June 21, 2023	30,797	30,001
Total Shares Issued	117,942	$115,001

The following table summarizes the total shares issued and net proceeds (in thousands) through the DRIP for the three and nine months ended September 30, 2023:

Share Issue Date	Shares Issued	Net Proceeds
March 28, 2023	10,772	$10,507
June 28, 2023	12,482	12,158
September 28, 2023	13,136	12,873
Total Shares Issued	36,390	$35,538

The following table summarizes the total shares issued and net proceeds (in thousands) related to capital drawdowns for the three and nine months ended September 30, 2022:

Share Issue Date	Shares Issued	Net Proceeds Received
May 6, 2022	59,892	$60,001
August 6, 2022	25,062	25,000
Total Shares Issued	84,954	$85,001

The following table summarizes the total shares and net proceeds (in thousands) issued through the DRIP for the three and nine months ended September 30, 2022:

Share Issue Date	Shares Issued	Net Proceeds
March 29, 2022	1,694	$1,687
June 28, 2022	2,826	2,831
September 28, 2022	4,152	4,142
Total Shares Issued	8,672	$8,660

As of September 30, 2023 and December 31, 2022, 5,289 and 3,740, respectively, of the Company’s common shares were owned by Comvest Group Holdings SPV II LLC, a wholly owned subsidiary of an affiliate of Comvest Partners.

Distributions and Dividends

Distributions declared for the three and nine months ended September 30, 2023 totaled approximately $12.9 million and $35.5 million, respectively.

The following table reflects distributions declared, per share that have been declared by our Board for the nine months ended September 30, 2023:

Date Declared	Record Date	Payment Date	Per Share Amount
March 27, 2023	March 27, 2023	March 28, 2023	$22.80
June 27, 2023	June 27, 2023	June 28, 2023	$24.20
September 27, 2023	September 27, 2023	September 28, 2023	$25.00

The following table reflects distributions declared, per share that have been declared by our Board for the nine months ended September 30, 2022:

Date Declared	Record Date	Payment Date	Per Share Amount
March 28, 2022	March 28, 2022	March 29, 2022	$12.00
June 28, 2022	June 28, 2022	June 29, 2022	$14.00
September 27, 2022	September 27, 2022	September 28, 2022	$18.00

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

Note 8—Net Assets

The Company commenced investment operations on August 17, 2021. The Company did not have significant net asset activity prior to this date.

The following table reflects the net assets activity for the three months ended September 30, 2023:

	Common stock-shares	Common stock-par	Additional paid in capital	Total distributable earnings (loss)	Total net assets
Balance as of June 30, 2023	514,901	$1	$510,032	$(5,466)	$504,567
Issuance of common stock, net of issuance costs	—	—	—	—	—
Reinvestment of distributions	13,136	—	12,873	—	12,873
Distributions to stockholders	—	—	—	(12,873)	(12,873)
Net investment income (loss)	—	—	—	15,265	15,265
Net realized gain (loss) from investment transactions	—	—	—	153	153
Net change in unrealized gain (loss) on investments	—	—	—	(2,641)	(2,641)
Balance as of September 30, 2023	528,037	$1	$522,905	$(5,562)	$517,344

The following table reflects the net assets activity for the nine months ended September 30, 2023:

	Common stock-shares	Common stock-par(1)	Additional paid in capital	Total distributable earnings (loss)	Total net assets
Balance as of December 31, 2022	373,705	$—	$372,367	$(7,859)	$364,508
Issuance of common stock, net of issuance costs	117,942	1	115,000	—	115,001
Reinvestment of distributions	36,390	—	35,538	—	35,538
Distributions to stockholders	—	—	—	(35,538)	(35,538)
Net investment income (loss)	—	—	—	39,804	39,804
Net realized gain (loss) from investment transactions	—	—	—	153	153
Net change in unrealized gain (loss) on investments	—	—	—	(2,122)	(2,122)
Balance as of September 30, 2023	528,037	$1	$522,905	$(5,562)	$517,344

The following table reflects the net assets activity for the three months ended September 30, 2022:

	Common stock-shares	Common stock-par(1)	Additional paid in capital	Total distributable earnings (loss)	Total net assets
Balance as of June 30, 2022	205,032	$—	$204,467	$56	$204,523
Issuance of common stock, net of issuance costs	29,214	—	29,140	—	29,140
Reinvestment of distributions	—	—	—	—	—
Distributions to stockholders	—	—	—	(4,140)	(4,140)
Net investment income (loss)	—	—	—	4,951	4,951
Net realized gain (loss) from investment transactions	—	—	—	19	19
Net change in unrealized gain (loss) on investments	—	—	—	(1,426)	(1,426)
Balance as of September 30, 2022	234,246	$—	$233,610	$(543)	$233,067

The following table reflects the net assets activity for the nine months ended September 30, 2022:

	Common stock-shares	Common stock-par(1)	Additional paid in capital	Total distributable earnings (loss)	Total net assets
Balance as of December 31, 2021	140,620	$—	$139,949	$145	$140,094
Issuance of common stock, net of issuance costs	84,954	—	85,001	—	85,001
Reinvestment of distributions	8,672	—	8,660	—	8,660
Distributions to stockholders	—	—	—	(8,660)	(8,660)
Net investment income (loss)	—	—	—	10,295	10,295
Net realized gain (loss) from investment transactions	—	—	—	50	50
Net change in unrealized gain (loss) on investments	—	—	—	(2,373)	(2,373)
Balance as of September 30, 2022	234,246	$—	$233,610	$(543)	$233,067

(1)
Less than $1.
Note 9—Earnings Per Share

Basic earnings per share is computed by dividing earnings available to common stockholders by the weighted average number of shares outstanding during the period. Other potentially dilutive shares, and the related impact to earnings, are considered when calculating earnings per share on a diluted basis. The following information sets forth the computation of the weighted average basic and diluted net change in net assets per share resulting from operations for the three and nine months ended September 30, 2023, as well as the three and nine months ended September 30, 2022.

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Net increase (decrease) in net assets resulting from operations	$12,777	$3,544	$37,835	$7,972
Weighted average shares of common stock outstanding—basic and diluted	515,329	220,422	466,985	180,413
Earnings (loss) per share of common stock—basic and diluted	$24.79	$16.08	$81.02	$44.19

Note 10—Financial Highlights

The following is a schedule of financial highlights for the nine months ended September 30, 2023 and 2022:

	For the Nine Months Ended
	September 30, 2023	September 30, 2022
Per Common Share Operating Performance
Net Asset Value, Beginning of Period	$975.39	$996.26
Results of Operations: (1)
Net Investment Income (Loss)	85.24	57.06
Net Realized and Unrealized Gain (Loss) on Investments	(8.88)	(14.35)
Net Increase (Decrease) in Net Assets Resulting from Operations	76.36	42.71
Distributions to Common Stockholders
Distributions from Net Investment Income	(72.00)	(44.00)
Net Decrease in Net Assets Resulting from Distributions	(72.00)	(44.00)
Net Asset Value, End of Period	$979.75	$994.97
Shares Outstanding, End of Period	528,037	234,246
Total Return(3)	8.04%	4.34%
Net assets, end of period	$517,344	$233,067
Ratio/Supplemental Data
Weighted-average shares outstanding	466,985	180,413
Ratio of net investment income (loss) to average net assets without waiver(2)	11.69%	7.55%
Ratio of net investment income (loss) to average net assets with waiver(2)	11.71%	7.64%
Ratio of total expenses to average net assets without waiver(2)(5)	3.21%	3.35%
Ratio of total expenses to average net assets with waiver(2)(5)	3.19%	3.26%
Asset Coverage Ratio (6)	867%	322%
Portfolio turnover rate (4)	5.95%	6.94%

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
(6)
Asset coverage ratio is presented as of September 30, 2023 and as of September 30, 2022.

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

Overview

The Company is an externally managed, non-diversified, closed-end management investment company that has elected to be regulated as a "BDC" under the Investment Company Act of 1940, as amended (the “1940 Act”) and intends to elect to be treated for U.S. federal income tax purposes, and to qualify annually thereafter, as a “RIC” under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). The Company was formed on January 15, 2021 ("Inception Date") as a Delaware corporation. The Company commenced investment operations on August 17, 2021.

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

Portfolio and Investment Activity

During the nine months ended September 30, 2023, we made $247.6 million of investments in new or existing portfolio companies and had $29.2 million in aggregate amount of sales and repayments, resulting in net investments of $218.4 million for the period. The total portfolio of debt investments at fair value consisted of 100% bearing variable interest rates and 0% bearing fixed interest rates.

Our portfolio composition, based on fair value at September 30, 2023 was as follows:

	September 30, 2023
	Percentage of Total Portfolio	Weighted Average Current Yield for Total Portfolio
First Lien Senior Secured	99.0%	12.0%
Equity	1.0%	—
Total	100%	12.0%

Our portfolio composition, based on fair value at December 31, 2022 was as follows:

	December 31, 2022
	Percentage of Total Portfolio	Weighted Average Current Yield for Total Portfolio
First Lien Senior Secured	99.1%	11.2%
Equity	0.9	—
Total	100.0%	11.2%

The following table shows the asset mix of our new investment fundings for the nine months ended September 30, 2023:

	Asset Mix (In thousands)	Percentage
First Lien Senior Secured	$244,660	98.6%
Equity	3,353	1.4%
Total	$248,013	100.0%

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

The weighted average risk rating of our investments based on fair value was 2.3 as of September 30, 2023. As of September 30, 2023, the Company had no portfolio companies on non-accrual status. Refer to Note 2—Summary of Significant Accounting Policies—for additional details regarding the Company’s non-accrual policy.

	As of September 30, 2023
Internal Performance Rating	Investments at Fair Value (In thousands)	Percentage of Total Investments
6	$—	—
5	—	—
4	35,086	6.1
3	79,787	13.9
2	458,653	80.0
1	—	—
Total	$573,526	100.0%

The weighted average risk rating of our investments based on fair value was 2.1 as of December 31, 2022. As of December 31, 2022, the Company had no portfolio companies on non-accrual status. Refer to Note 2—Summary of Significant Accounting Policies—for additional details regarding the Company’s non-accrual policy.

	As of December 31, 2022
Internal Performance Rating	Investments at Fair Value (In thousands)	Percentage of Total Investments
6	$—	—%
5	—	—
4	—	—
3	42,370	11.9
2	312,864	88.1
1	—	—
Total	$355,234	100.0%

The following tables show the weighted average rate, spread over the reference rate of floating rate and fees of investments originated during the three months ended September 30, 2023.

For the Three Months Ended September 30, 2023
Weighted average rate of new investment fundings	12.40%
Weighted average spread over Reference Rate of new floating rate investment fundings	7.00%
Weighted average fees of new investment fundings	2.00%

RESULTS OF OPERATIONS

Our operating results for the three and nine months ended September 30, 2023 (dollars in thousands):

	For the Three Months Ended September 30, 2023	For the Nine Months Ended September 30, 2023
Total investment income	$19,224	$50,699
Less: Net expenses	3,959	10,895
Net investment income (loss)	15,265	39,804
Net realized gains (losses)	153	153
Net change in unrealized gains (losses)	(2,641)	(2,122)
Net increase (decrease) in net assets resulting from operations	$12,777	$37,835

Our operating results for the three and nine months ended September 30, 2022 were as follows (dollars in thousands):

	For the Three Months Ended September 30, 2022	For the Nine Months Ended September 30, 2022
Total investment income	$6,924	$14,692
Less: Net expenses	1,973	4,397
Net investment income (loss)	4,951	10,295
Net realized gains (losses)	19	50
Net change in unrealized gains (losses)	(1,426)	(2,373)
Net increase (decrease) in net assets resulting from operations	$3,544	$7,972

Investment Income

Investment income for the three and nine months ended September 30, 2023 was driven by our deployment of capital and interest income from our investments. The composition of our investment income for the three and nine months ended September 30, 2023 was as follows (dollars in thousands):

	For the Three Months Ended September 30, 2023	For the Nine Months Ended September 30, 2023
Interest income from investments	$18,877	$49,665
Fee income	347	1,034
Total investment income	$19,224	$50,699

The composition of our investment income for the three and nine months ended September 30, 2022 was as follows (dollars in thousands):

	For the Three Months Ended September 30, 2022	For the Nine Months Ended September 30, 2022
Interest income from investments	$6,824	$14,437
Fee income	100	255
Total investment income	$6,924	$14,692

Operating Expenses

The composition of our operating expenses for the three and nine months ended September 30, 2023 was as follows (dollars in thousands):

	For the Three Months Ended September 30, 2023	For the Nine Months Ended September 30, 2023
Incentive fees	$362	$1,761
Management fees	1,460	3,881
Interest expense	1,603	3,972
Professional fees	149	473
Directors’ fees	22	72
Other general and administrative expenses	363	799
Incentive fee waiver	—	(63)
Net expenses	$3,959	$10,895

The composition of our operating expenses for the three and nine months ended September 30, 2022 was as follows (dollars in thousands):

	For the Three Months Ended September 30, 2022	For the Nine Months Ended September 30, 2022
Management fees	$761	$1,865
Interest expense	934	1,589
Professional fees	105	365
Directors’ fees	26	77
Amortization of offering costs	10	90
Other general and administrative expenses	166	531
Management fee waiver	(29)	(120)
Net expenses	$1,973	$4,397

Net Realized Gains (Losses) and Net Change in Unrealized Gains (Losses) on Investments

Net realized gains (losses) and net change in unrealized gains (losses) on investments for the three and nine months ended September 30, 2023 were as follows (dollars in thousands):

	For the Three Months Ended September 30, 2023	For the Nine Months Ended September 30, 2023
Net realized gains (losses)
Non-affiliate investments	$153	$153
Total net realized gains (losses)	153	153
Net change in unrealized gains (losses) on investments
Non-affiliate investments	(2,641)	(2,122)
Total net change in unrealized gains (losses) on investments	(2,641)	(2,122)
Net realized and unrealized gains (losses)	$(2,488)	$(1,969)

Net realized gains (losses) and net change in unrealized gains (losses) on investments for the three and nine months ended September 30, 2022 were as follows (dollars in thousands):

	For the Three Months Ended September 30, 2022	For the Nine Months Ended September 30, 2022
Net realized gains (losses)
Non-affiliate investments	$19	$50
Total net realized gains (losses)	19	50
Net change in unrealized gains (losses) on investments
Non-affiliate investments	(1,426)	(2,373)
Total net change in unrealized gains (losses) on investments	(1,426)	(2,373)
Net realized and unrealized gains (losses)	$(1,407)	$(2,323)

Recent Developments

None.

Liquidity and Capital Resources

We generate cash from (1) drawing down capital in respect of Shares, (2) cash flows from investments and operations and (3) borrowings from banks or other lenders.

As of September 30, 2023, we are party to the Goldman Credit Facility, as described in more detail in Note 5—Borrowings.

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

Operating liquidity is our ability to meet our short-term liquidity needs. The following table presents our operating liquidity position as of September 30, 2023 and December 31, 2022:

	As of
	September 30, 2023	December 31, 2022
Cash and cash equivalents	$9,822	$8,355
Unfunded portfolio company commitments	(73,321)	(54,963)
Undrawn capital commitments	186,571	301,571
Total operational liquidity	$123,072	$254,963

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

Related Party Transactions and Agreements

Investment Advisory Agreement

We entered into an investment advisory and management agreement (the "Investment Advisory Agreement"), dated as of June 29, 2021, which was approved by our board of directors ("Board") for an initial two-year term, under which the Investment Adviser, subject to the overall supervision of our Board manages the day-to-day operations of, and provides investment advisory services to us. The Board, including a majority of the directors that are not “interested persons” as defined in Section 2(a)(19) of the 1940 Act, approved the renewal of the Investment Advisory Agreement on May 11, 2023. Such approvals were made in accordance with, and on the basis of an evaluation satisfactory to the Board as required by, Section 15(c) of the 1940 Act and applicable rules and regulations thereunder, including a consideration of, among other factors, (i) the nature, quality and extent of the advisory and other services to be provided under the agreement, (ii) the investment performance of the personnel who manage investment portfolios with objectives similar to the Company’s, (iii) comparative data with respect to advisory fees or similar expenses paid by other BDCs with similar investment objectives and (iv) information about the services to be performed and the personnel performing such services under the agreement.

On June 29, 2023, the Company entered into an amended and restated investment advisory and management agreement (the

“Amended and Restated Investment Advisory Agreement”) with the Investment Adviser, following the approval of the Amended and Restated Investment Advisory Agreement by the Company’s stockholders by unanimous written consent on June 29, 2023. The terms of the Amended and Restated Investment Advisory Agreement became effective on July 1, 2023 and did not impact Management Fees paid in prior periods.

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

Co-Investment Relief

The 1940 Act generally prohibits BDCs from entering into negotiated co-investments with affiliates absent an order from the SEC. On August 2, 2021, the SEC granted the Company exemptive relief (the “Order”) that allows it to enter into certain negotiated co-investment transactions alongside other funds managed by the Adviser or its affiliates (“Affiliated Funds”) in a manner consistent with its investment objective, positions, policies, strategies, and restrictions as well as regulatory requirements and other pertinent factors, subject to compliance with the conditions of the Order. On August 16, 2023, the Company filed an application for an order to amend the Order pursuant to Sections 17(d) and 57(i) of the 1940 Act and Rule 17d-1 thereunder, permitting certain joint transactions otherwise prohibited by Sections 17(d) and 57(a)(4) of the 1940 Act.

Pursuant to the Order, the Company is permitted to co-invest with its affiliates if “among other things, a required majority” (as defined in Section 57(o) of the 1940 Act) of the Company’s Independent Directors (as defineded below) make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the transactions, including the consideration to be paid, are reasonable and fair to the Company and the Company’s stockholders and do not involve overreaching in respect of the Company or the Company’s stockholders on the part of any person concerned, and (2) the transaction is consistent with the interests of the Company’s stockholders and is consistent with the Company’s investment objective and strategies. In addition, to the extent that our assets are treated as “plan assets” under the Employee Retirement Income Security Act of 1974, as amended (“ERISA”), we will only co-invest in the same issuer with certain funds or entities managed by the Investment Adviser or its affiliates, so long as their and our respective investments are at the same level of such issuer’s capital structure; provided, that in no event will we co-invest with any other fund or entity in contravention of the 1940 Act.

Distributions and Dividends

Distributions declared for the three and nine months ended September 30, 2023 totaled approximately $12.87 million and $35.54 million, respectively.

The following table reflects cash distributions, including dividends and returns of capital, if any, per share that have been declared by our Board for the most recent fiscal year and current fiscal quarter to date:

Fiscal Year Quarter	Date Declared	Record Date	Payment Date	Per Share Amount
First Quarter	March 27, 2023	March 27, 2023	March 28, 2023	$22.80
Second Quarter	June 27, 2023	June 27, 2023	June 28, 2023	$24.20
Third Quarter	September 27, 2023	September 28, 2023	September 28, 2023	$25.00

Fiscal Year Ended	Date Declared	Record Date	Payment Date	Per Share Amount
December 31, 2022
First Quarter	March 28, 2022	March 28, 2022	March 29, 2022	$12.00
Second Quarter	June 27, 2022	June 27, 2022	June 28, 2022	$14.00
Third Quarter	September 27, 2022	September 27, 2022	September 28, 2022	$18.00
Fourth Quarter	December 27, 2022	December 27, 2022	December 28, 2022	$24.00

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

Contractual Obligations

The following table shows our payment obligations for repayment of debt and other contractual obligations as of September 30, 2023 (dollars in thousands):

	Total Aggregate Borrowing Capacity(1)	Total Principal Outstanding
Goldman Sachs Credit Facility	$130,000	$67,000
Total	$130,000	$67,000

(1)
As of September 30, 2023, we had $63.0 million in unused borrowing capacity under the Goldman Credit Facility, subject to borrowing base limits.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources.

Commitments

In the ordinary course of business, we may enter into future funding commitments. As of September 30, 2023, we had unfunded commitments on revolving credit lines of $73.3 million. We maintain sufficient financial resources to satisfy unfunded commitments, including cash on hand, undrawn capital commitments from our investors, and available borrowings to fund such unfunded commitments. Please refer to Note 6—Commitments and Contingencies in the notes to our consolidated financial statements for further detail of these unfunded commitments.

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

The income and market approaches were used in the determination of fair value of certain Level 3 assets as of September 30, 2023. The significant unobservable inputs used in the income approach are the discount rate or market yield used to discount the estimated future cash flows expected to be received from the underlying investment, which include both future principal and interest payments and any other end of term fees, as applicable. Included in the consideration and selection of discount rates are factors such as risk of default, interest rate risk, and changes in credit quality. The significant unobservable inputs used in the market approach are based on market comparable transactions and market multiples of publicly traded comparable companies.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to certain financial market risks, such as interest rate fluctuations. Because we fund a portion of our investments with borrowings, our net investment income is affected by the difference between the rate at which we invest and the rate at which we borrow. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income. The U.S. Federal Reserve and other central banks have raised interest rates multiple times in recent years. As a result, key base interest rates, such as SOFR, may fluctuate over time. As of September 30, 2023, 100% of investments at fair value represent floating-rate investments with a reference rate floor and none of our debt investments at fair value represent fixed-rate investments. Additionally, our Goldman Credit Facility is also subject to floating interest rates and are currently paid based on floating SOFR rates.

The following table estimates the potential changes in net cash flow generated from interest income and expenses, should interest rates increase by 100, 200 or 300 basis points, or decrease by 100 or 200 basis points. Interest income is calculated as revenue from interest generated from our portfolio of investments held as of September 30, 2023. Interest expense is calculated based on the terms of our outstanding revolving credit facility and subscription line. For our Goldman Credit Facility, we use the outstanding balance as of September 30, 2023. Interest expense on this balance is calculated using the interest rate as of September 30, 2023, adjusted for the hypothetical changes in rates, as shown below.

Assuming that the interim and unaudited Consolidated Statements of Assets and Liabilities as of September 30, 2023 was to remain constant and that we took no actions to alter our interest rate sensitivity as of such date, the following table shows the annualized impact of hypothetical base rate changes in interest rates. Actual results could differ significantly from those estimated in the table.

Change in Interest Rates	Net Increase (Decrease) in Interest Income (in thousands)	Net Increase (Decrease) in Interest Expense (in thousands)	Net Increase (Decrease) in Net Investment Income (in thousands)
Down 100 basis points	$(5,869)	$(670)	$(5,199)
Down 200 basis points	(11,738)	(1,340)	(10,398)
Up 100 basis points	5,869	670	5,199
Up 200 basis points	11,738	1,340	10,398
Up 300 basis points	17,607	2,010	15,597

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “1934 Act”) we evaluated, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the 1934 Act) as of September 30, 2023. Based on the foregoing evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of September 30, 2023, our disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level that we would meet our disclosure obligations.

Changes in internal control over financial reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the 1934 Act) that occurred during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We, and our wholly-owned direct subsidiaries, the Investment Adviser and the Administrator are not currently subject to any material legal proceedings as of September 30, 2023. From time to time, we our wholly-owned direct subsidiaries, the Investment Adviser and the Administrator may be a party to certain legal proceedings incidental to the normal course of our business including the enforcement of our rights under contracts with our portfolio companies. While the outcome of these legal proceedings cannot be predicted with certainty, we do not expect that these proceedings will have a material effect upon our business, financial condition or results of operations.

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

Other than as set forth below, there have been no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K— for the year ended December 31, 2022 and in our quarterly reports on Form 10-Q for the quarter ended March 31, 2023 and June 30, 2023, which you should carefully consider before transacting in our Shares. If any of such risks actually occur, our business, financial condition or results of operations could be materially adversely affected.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Rule 10b5-1 Trading Plans

During the fiscal quarter ended September 30, 2023, none of our directors or executive officers adopted or terminated any contract, instruction, or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

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

(2) Incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed on July 5, 2023.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Commonwealth Credit Partners BDC I, Inc.

Date: November 9, 2023	By:	/s/ Robert O’Sullivan
	Name: Title:	Robert O’Sullivan Chief Executive Officer

Date: November 9, 2023	By:	/s/ Cecilio M. Rodriguez
	Name: Title:	Cecilio M. Rodriguez Chief Financial Officer

w