Form 10-K
period 2023-12-31
Commonwealth Credit Partners BDC I, Inc.
filed 2024-03-11
CIK 1841514

F

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 814-01387

Commonwealth Credit Partners BDC I, Inc.

(Exact name of registrant as specified in its charter)

Delaware	86-3335466
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

360 S Rosemary Avenue, Suite 1700, West Palm Beach, FL	33401
(Address of Principal Executive Offices)	(Zip Code)

(561) 727-2000

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	None	None

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

As of June 30, 2023, there was no established public market for the registrant's share of common stock. There were 547,439 issued and outstanding shares of the issuer’s common stock, $.001 par value per share, on March 11, 2024.

Documents Incorporated by Reference: None

PART I

Item 1. Business.

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

The Investment Adviser is an affiliate of Comvest Credit Managers, LLC, Comvest Capital Advisors, LLC and Comvest Credit Advisors LLC (collectively, “Comvest Partners”), which manages the Comvest Credit Partners family of private funds. The Investment Adviser has entered into a Resource Sharing Agreement (the “Resource Sharing Agreement”) with Comvest Credit Advisors LLC, pursuant to which Comvest Credit Advisors LLC provides the Investment Adviser with investment professionals and access to the resources of Comvest Partners so as to enable the Investment Adviser to fulfill its obligations under the Investment Advisory Agreement. Through the Resource Sharing Agreement, the Investment Adviser capitalizes on the deal origination, credit underwriting, due diligence, investment structuring, execution, portfolio management and monitoring experience of Comvest Partners’ investment professionals. There can be no assurance that Comvest Partners will perform its obligations under the Resource Sharing Agreement. The Resource Sharing Agreement may be terminated by either party on 60 days’ notice, which if terminated may have a material adverse consequence on the Company’s operations.

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

Portfolio

As of December 31, 2023, the Company’s top five industry concentrations were Consumer Services, Diversified Financials, Health Care Providers & Services, Health Care Equipment & Services, and Commercial & Professional Services. On December 31, 2023, our portfolio consisted of 39 portfolio companies and was invested 99.0% in first lien loans and 1.0% in equities. The fair value of our investments was approximately $618.6 million on December 31, 2023.

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

The following table shows our portfolio and investment activity for the years ended December 31, 2023 and December 31, 2022:

	Year ended December 31,
(in millions)	2023	2022
New investments	$305.4	$242.8
Debt repayments in existing portfolio companies	(31.0)	(9.2)
Sales of securities in portfolio companies	(7.7)	(9.7)
Change in unrealized gain on portfolio companies	8.7	0.5
Change in unrealized loss on portfolio companies	(10.6)	(8.5)

The following summarizes our portfolio company investments and the industries in which we were invested as of December 31, 2023, calculated as a percentage of fair value as of December 31, 2023:

Portfolio Company	Fair Value	Percentage of Total Investments at Fair Value
190 Octane Financing	$14,002	2.26%
Abea Acquisition, Inc.	12,488	2.02
AccessOne Medcard, Inc.	11,016	1.78
ACT Entertainment	6,376	1.03
Aurora Solutions LLC	13,818	2.23
Batteries Plus Holding Corporation	16,404	2.65
BKH	21,496	3.48
Bradford Health Services	20,603	3.33
Cardiovascular Logistics	12,307	1.99
CheckedUp	11,996	1.94
CreditAssociates, LLC	21,951	3.55
Educators Publishing Service	18,619	3.01
Fiesta Holdings	9,480	1.53
Firebirds	23,534	3.81
Hasa	14,498	2.34
Kemper Sports Management	23,871	3.86
Kent Water Sports Holdings, LLC	11,838	1.91
MerchantWise Solutions, LLC	14,423	2.33
Mollie Funding II LLC	11,865	1.92
Narcote, LLC	8,478	1.37
National Debt Relief	23,734	3.84
Nuspire, LLC	6,672	1.08
Oak Dental	17,103	2.76
OAO Acquisitions	6,197	1.00
OneCare Media, LLC	15,479	2.50
Peak Technologies	28,152	4.56
PJW Ultimate Holdings LLC	14,083	2.28
Planet DDS	15,461	2.50
Raven Engineered Films, Inc.	20,059	3.24
Rushmore Intermediate	15,670	2.53
S4T Holdings Corp.	34,048	5.50
Select Rehabilitation	19,043	3.08
The Smilist Management, Inc.	17,998	2.91
VardimanBlack Holdings LLC	22,663	3.67
Vecta Environmental Services	6,791	1.10
VENU+	19,860	3.21
WestCreek Financial	6,917	1.12
Whitestone Home Furnishings, LLC	14,342	2.32
Wilnat, Inc.	15,241	2.46
Total	$618,576	100%

Industry	Fair Value	Total Portfolio
Consumer Services	$161,594	26.1%
Diversified Financials	78,285	12.7
Health Care Providers & Services	69,951	11.3
Health Care Equipment & Services	55,436	9.0
Commercial & Professional Services	40,839	6.6
Technology Hardware & Equipment	40,148	6.5
Capital Goods	35,936	5.8
Media	34,098	5.5
Industrials	28,537	4.6
Health Care Technology	26,477	4.3
Consumer Durables & Apparel	26,180	4.2
Software & Services	21,095	3.4
	$618,576	100%

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

6	Investments that are performing poorly; it is unlikely that the enterprise or asset values currently exceed the debt and/or material reduction in enterprise value is reasonably foreseen.

The following table shows the distribution of our investments on the 1 to 6 investment rating scale at fair value as of December 31, 2023:

(in millions)	As of December 31, 2023
Investment Rating	Cost	Percent	Fair Value	Percent
Investment Rating 1	$—	—%	—	—%
Investment Rating 2	463.0	73.7%	465	75.2%
Investment Rating 3	123.0	19.6%	119	19.2%
Investment Rating 4	—	—%	—	—%
Investment Rating 5	26	4.1%	23	3.7%
Investment Rating 6	16	2.6%	12	1.9%
	$627.9	100.0%	$618.6	100.0%

As of December 31, 2023, all investments in our portfolio had an investment rating of 2, 3, 5, or 6.

The following table shows the distribution of our investments on the 1 to 6 investment rating scale at fair value as of December 31, 2022:

(in millions)	As of December 31, 2022
Investment Rating	Cost	Percent	Fair Value	Percent
Investment Rating 1	$—	—%	—	—%
Investment Rating 2	316.9	87.4%	312.9	88.1%
Investment Rating 3	45.8	12.6%	42.4	11.9%
Investment Rating 4	—	—%	—	—%
Investment Rating 5	—	—%	-	—%
Investment Rating 6	—	—%	-	—%
	$362.7	100.0%	$355.2	100.0%

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

As of December 31, 2023, 4.32% of our total assets were non-qualifying assets. As of December 31, 2022, 4.60% of our total assets were non-qualifying assets.

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

Code of Ethics

As a BDC, the Company and the Investment Adviser have adopted a code of ethics pursuant to Rule 17j1 under the 1940 Act and Rule 204A-1 under the Advisers Act, respectively, that establishes procedures for personal investments and restricts certain personal securities transactions. Personnel subject to each code may invest in securities for their personal investment accounts, including securities that may be purchased or held by the Company, so long as such investments are made in accordance with the code’s requirements.

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

Taxation as a Regulated Investment Company

We have elected to be treated and intend to comply with the requirements to qualify annually as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”) for each taxable year beginning with the year in which we became effective as a BDC. As a RIC, we generally will not pay corporate-level U.S. federal income taxes on any net ordinary income or capital gains that we timely distribute to our stockholders as dividends. Rather, dividends distributed by us generally are taxable to our stockholders, and any net operating losses, foreign tax credits and other tax attributes of ours generally do not pass through to our stockholders, subject to certain exceptions and special rules for certain items such as net capital gains and qualified dividend income recognized by us.

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

If we continue to qualify as a RIC and satisfy the Annual Distribution Requirement, we will not be subject to U.S. federal income tax on the portion of our net ordinary income or capital gains that is timely distributed (or is deemed to be timely distributed) to our stockholders. If we fail to qualify as a RIC, we will be subject to U.S. federal income tax at the regular corporate rates on our net ordinary income and capital gains.

We will be subject to a 4.0% nondeductible U.S. federal excise tax on certain undistributed income unless we distribute in a timely manner an amount at least equal to the sum of (1) 98.0% of our net ordinary income for each calendar year, (2) 98.2% of our capital gain net income for the one-year period ending October 31 in that calendar year and (3) any ordinary income and capital gain net income that we recognized in preceding years, but were not distributed during such years, and on which we did not pay corporate-level U.S. federal income tax (the “Excise Tax Avoidance Requirement”). While we intend to make distributions to our stockholders in each taxable year that will be sufficient to avoid any U.S. federal excise tax on our earnings, there can be no assurance that we will be successful in entirely avoiding this tax.

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

A RIC is limited in its ability to deduct expenses in excess of its “investment company taxable income” (which is, generally, ordinary income plus the excess of realized net short-term capital gains over realized net long-term capital losses). If our expenses in a given taxable year exceed our investment company taxable income, we would experience a net operating loss for that year. However, a RIC is not permitted to carry forward net operating losses to subsequent taxable years and such net operating losses do not pass through to its stockholders. In addition, deductible expenses can be used only to offset investment company taxable income, not net capital gains. A RIC may not use any net capital losses (that is, realized capital losses in excess of realized capital gains) to offset the RIC’s investment company taxable income, but may carry forward such losses, and use them to offset future capital gains, indefinitely. In the event that a RIC were to experience an ownership change as defined under the Code, the RIC’s capital loss carryforwards and other favorable tax attributes, if any, may be subject to limitation. Due to these limits on the deductibility of expenses and net capital losses, we may for federal income tax purposes have aggregate taxable income for several years that we are required to distribute and that is taxable to our stockholders even if such aggregate taxable income is greater than the aggregate net income we actually earned during those years.

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

Accordingly, to enable us to satisfy the Annual Distribution Requirement, we may need to sell some of our assets at times and/or at prices that we would not consider advantageous, we may need to raise additional equity or debt capital. We may need to forego new investment opportunities or we may otherwise take actions that are disadvantageous to our business (or be unable to take actions that are advantageous to our business). If we are unable to obtain cash from other sources to enable us to satisfy the Annual Distribution Requirement, we may fail to qualify for the U.S. federal income tax benefits allowable to RICs and, thus, become subject to a corporate-level U.S. federal income tax (and any applicable state and local taxes).

We may be prevented by financial covenants contained in our debt financing agreements, if any, from making distributions to our stockholders. In addition, under the 1940 Act, we are generally not permitted to make distributions to our stockholders while our debt obligations and other senior securities are outstanding unless certain “asset coverage” tests are met. See “Item 1. Business—Regulation as a Business Development Company—Senior Securities”. Limits on distributions to our stockholders may prevent us from satisfying the Annual Distribution Requirement and, therefore, may jeopardize our qualification for taxation as a RIC or subject us to the 4.0% U.S. federal excise tax.

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

Failure to Qualify for Tax Treatment as a Regulated Investment Company

If we fail to satisfy the 90% Income Test or the Diversification Tests for any taxable year or quarter of such taxable year, we may nevertheless continue to qualify as a RIC for such year if certain relief provisions of the Code apply (which may, among other things, require us to pay certain corporate-level U.S. federal income taxes or to dispose of certain assets). We cannot assure you that we would qualify for any such relief should we fail the 90% Income Test or the Diversification Tests.

If we were unable to qualify for treatment as a RIC and such relief provisions did not apply to us, we would be subject to U.S. federal income tax on all of our taxable income at regular corporate rates (and any applicable state and local taxes), regardless of whether we make any distributions to our stockholders. Distributions would not be required. However, if distributions were made, any such distributions would be taxable to our stockholders as ordinary dividend income to the extent of our current and accumulated earnings and profits and, subject to certain limitations under the Code, such distributions may qualify for treatment as "qualified dividend income" eligible for the 20.0% maximum rate applicable to non-corporate taxpayers. Subject to certain limitations under the Code, corporate distributees would be eligible for the dividends-received deduction. Distributions in excess of our current and accumulated earnings and profits would be treated first as a return of capital to the extent of the stockholder’s tax basis, and any remaining distributions would be treated as a capital gain.

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

The Investment Adviser anticipates that the aggregate investment in us by Benefit Plan Investors may, from time to time (and as of the December 31, 2023 does), equal or exceed 25% (or such greater percentage as may be specified in regulations promulgated by the DOL) of the value of any class of equity interests in us. In such circumstances, our assets would be treated as “plan assets” for purposes of ERISA. If investments in us by Benefit Plan Investors does not equal or exceed the 25% threshold as set forth above, neither we nor the Investment Adviser would be subject to the provisions of ERISA. As a general rule, during periods when our assets are treated as “plan assets” for purposes of ERISA, the Investment Adviser will be deemed a “fiduciary” (as defined in ERISA and the Code) with respect to each Plan investing in us. In addition, during periods when our assets are treated as “plan assets” for purposes of ERISA, the Investment Adviser will be subject to the general prudence and fiduciary responsibility provisions of ERISA with respect to each ERISA Plan and Individual Retirement Fund investing in us. Generally, the fiduciary provisions of ERISA require fiduciaries to act for the exclusive benefit of participants and beneficiaries of the ERISA Plan, to employ the care, skill, prudence and diligence that a prudent man acting in a like capacity and familiar with such matters would use in the conduct of an enterprise of a like character and with like aims, to diversify investments so as to minimize the risks of large losses, and to comply with the terms of the trust document and other documents governing the ERISA Plan. In such circumstances, an investment by an ERISA Plan in us would constitute the appointment, in accordance with the written instruments governing the underlying ERISA Plan, of the Investment Adviser as an “investment manager” as defined in Section 3(38) of ERISA, with respect to each such investing ERISA Plan. The acceptance of the subscription constitutes acknowledgment by the Investment Adviser of its status as a fiduciary with respect to such investing ERISA Plan during any such period.

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

As of December 31, 2023, we had aggregate Capital Commitments from investors of $656.6 million, of which $186.6 million was undrawn. As of December 31, 2022, we had aggregate Capital Commitments from investors of $656.6 million, of which $301.6 million was undrawn.

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

Management Fees

We pay the Investment Advisor a fee for its services under the Investment Management Agreement consisting of an annual base management fee (the "Management Fee"). The cost of the management fee payable to the Investment Advisor is borne by us and, as a result, is indirectly borne by our stockholders. The Management Fee is payable quarterly in arrears.

Pursuant to the Investment Management Agreement, during the Investment Period, the Management Fee is calculated at an annual rate of 1.00% with respect to the Company's Adjusted Average Assets Invested (defined below) in respect of the relevant quarterly period.

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

The table set forth below shows the following quarterly fee percentages shall be payable with respect to the Company’s target Adjusted Average Assets Invested from the quarter ending September 30, 2021 through the end of the Investment Period:

Quarter Ending	Quarter	Target Adjusted Average Assets Invested ($ in millions)[1]	Quarterly Management Fee Percentage	Quarterly Dollar Amount ($ in millions)[2]
September 30, 2021	1	$80	1%	0.2
December 31, 2021	2	$160	1%	0.4
March 31, 2022	3	$240	1%	0.6
June 30, 2022	4	$320	1%	0.8
September 30, 2022	5	$400	1%	1
December 31, 2022	6	$480	1%	1.2
March 31, 2023	7	$560	1%	1.4
June 30, 2023	8	$640	1%	1.6
September 30, 2023	9	$650	1%	1.625
December 31, 2023	10	$650	1%	1.625
March 31, 2024	11	$650	1%	1.625
June 30, 2024	12 and beyond[3]	$650	1%	1.625

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

Expenses

All investment professionals of the Investment Adviser and their respective staffs, when and to the extent engaged in providing investment advisory and management services under the Investment Advisory Agreement (as opposed to the accounting, compliance and other administrative services set forth in clause (m) below), and the compensation and routine overhead expenses of such personnel allocable to such services, will be provided and paid for by the Investment Adviser and not by us.

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

(m) other legal, compliance, operating, accounting, tax return preparation and consulting, auditing and administrative expenses in accordance with the Investment Advisory Agreement and the Administration Agreement and fees for outside services provided to us or on our behalf; provided that so long as our assets are treated as “plan assets” for purposes of ERISA, we will not incur such expenses or fees, if such expenses and fees arise in connection with such services, to the extent that they are performed by the Administrator and do not satisfy the requirements of a prohibited transaction exemption;

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

Using Your Personal Data: The Legal Basis and Purposes

We may process your personal data for the purposes of administering the relationship between you and us (including communications and reporting) for the purpose of performance of the contract between us and the investor, direct marketing of our products and services which is in our legitimate interests in promoting such products and services, monitoring and analyzing our activities which is in our legitimate interests in conducting business in a proper manner and otherwise developing our business, and complying with applicable legal or regulatory requirements (including anti-money laundering, fraud prevention, tax reporting, sanctions compliance, or responding to requests for information from supervisory authorities with competent jurisdiction over our business). Your personal data will be processed in accordance with Data Protection Laws and may otherwise be processed with your consent, upon your instruction, or for any of the purposes set out herein, including where we or a third-party consider there to be any other lawful purpose to do so.

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

How We May Share Your Personal Data

We may disclose information about you as may be permitted or required by law. For example, we may disclose information about you to our affiliates or third parties, including the Investment Adviser, the Administrator, lenders and other counterparties of the Company for our everyday business purposes, such as to facilitate transactions, maintain your account(s) or respond to court orders and legal investigations. It may also be necessary, under anti-money laundering and similar laws, to disclose information about the Company’s investors in order to accept subscriptions from them or to facilitate the establishment of trading relationships for the Company with executing brokers or other counterparties. We will also release information about you if you direct us to do so.

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

In an effort to protect your personal information from unauthorized access and use, we apply technical and organizational security measures in accordance with Data Protection Laws. These measures include computer safeguards and secured files and buildings.

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

Your Rights Under Data Protection Laws

Subject to applicable law, in some circumstances data subjects in the European Economic Area and United Kingdom may have certain rights under GDPR and the UK equivalent in relation to our processing of their personal data and these are, generally: (i) the right to request access to their personal data; (ii) the right to request rectification of their personal data; (iii) the right to request erasure of their personal data (the “right to be forgotten”); (iv) the right to restrict our processing or use of personal data; (v) the right to object to our processing or use where we have considered this to be necessary for our legitimate interests (such as in the case of direct marketing activities); (vi) where relevant, the right to request the portability; (vii) where their consent to processing has been obtained, the right to withdraw their consent at any time; and (viii) the right to lodge a complaint with a supervisory authority. Please note that the right to be forgotten that applies in certain circumstances under GDPR is not likely to be available in respect of the personal data we hold, given the purpose for which we collect such data, as described above.

Who To Contact About This Privacy Notice

Please contact our chief compliance officer at 844-383-8620 or by writing to the following address: Commonwealth Credit Partners BDC I, Inc., 360 S Rosemary Avenue, Suite 1700, West Palm Beach, FL, 33401, for any questions about this Privacy Notice or requests with regards to the personal data we hold.

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

RISKS RELATING TO OUR BUSINESS AND STRUCTURE

We have a limited operating history.

We have a limited operating history upon which an investor may evaluate the Company's performance. The prior investment performance described herein, as with all performance data, can provide no assurance of our future results. Moreover, we are subject to all of the business risks and uncertainties associated with any new fund, including the risk that we will not achieve our investment objective and that the value of our shares of common stock could decline substantially.

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

Deterioration in the economic conditions in the Eurozone and other regions or countries globally and the resulting instability in global financial markets may pose a risk to our business. Financial markets have been affected at times by a number of global macroeconomic events, including the following: large sovereign debts and fiscal deficits of several countries in Europe and in emerging markets jurisdictions, levels of non-performing loans on the balance sheets of European banks, the effect of the United Kingdom leaving the European Union, and instability in the Chinese capital markets.

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

Additionally, the Israel-Hamas war, and resulting market volatility could also adversely affect the Company’s business, operating results and financial condition. The extent and duration or escalation of the war and resulting future market disruptions are impossible to predict, but could be significant. Any disruptions resulting from the Israel-Hamas war and any future conflict or resulting from actual or threatened responses to such actions could cause disruptions to portfolio companies located in the Middle East or that have substantial business relationships with companies in the affected region.

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

As of December 31, 2023, the Company had total senior securities of $100.8 million, consisting of borrowings under the Goldman Credit Facility, and had an asset coverage ratio of 619%. As of December 31, 2022, the Company had no senior securities or outstanding debt.

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

Our executive officers and directors, as well as the current or future investment professionals of the Investment Adviser, serve or may serve as officers, directors or principals of entities that operate in the same or a related line of business as we do or of investment funds managed by our affiliates. Accordingly, they may have obligations to investors in those entities, the fulfillment of which might not be in your interests as stockholders. We are focused primarily on investing in the investments that we target, in the future, the investment professionals of the Investment Adviser and/or its affiliates that provide services pursuant to the Investment Advisory Agreement may manage other funds which may from time to time have overlapping investment objectives with our own and, accordingly, may invest in, whether principally or secondarily, asset classes similar to those targeted by us. If this occurs, the Investment Adviser may face conflicts of interest in allocating investment opportunities to us and such other funds. Although the investment professionals endeavor to allocate investment opportunities in a fair and equitable manner, it is possible that we may not be given the opportunity to participate in certain investments made by the Investment Adviser or persons affiliated with the Investment Adviser or that certain of these investment funds may be favored over us. When these investment professionals identify an investment, they may be forced to choose which investment fund should make the investment.

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

Under the Investment Advisory Agreement, the Investment Adviser does not assume any responsibility other than to render the services called for under that agreement, and it is not responsible for any action of our Board in following or declining to follow the Investment Adviser’s advice or recommendations. Under the terms of the Investment Advisory Agreement, the Investment Adviser, its officers, members, personnel, any person controlling or controlled by the Investment Adviser are not liable for acts or omissions performed in accordance with and pursuant to the Investment Advisory Agreement, except those resulting from acts constituting gross negligence, willful misconduct, bad faith, breach of its fiduciary duties under ERISA, if applicable, or reckless disregard of the Investment Adviser’s duties under the Investment Advisory Agreement. In addition, we have agreed to indemnify the Investment Adviser and each of its officers, directors, members, managers and employees from and against any claims or liabilities, including reasonable legal fees and other expenses reasonably incurred, arising out of or in connection with our business and operations or any action taken or omitted pursuant to authority granted by the Investment Advisory Agreement, except where attributable to gross negligence, willful misconduct, bad faith, breach of its fiduciary duties under ERISA, if applicable, or reckless disregard of such person’s duties under the Investment Advisory Agreement. These protections may lead the Investment Adviser to act in a riskier manner than it would when acting for its own account.

The Investment Adviser and Administrator can resign upon 60 days’ notice, and a suitable replacement may not be found within that time, resulting in disruptions in our operations that could adversely affect our business, results of operations and financial condition.

Under the Investment Advisory Agreement, the Investment Adviser has the right to resign at any time upon 60 days’ written notice, whether a replacement has been found or not. If the Investment Adviser resigns, we may not be able to find a new Investment Adviser or hire internal management with similar expertise and ability to provide the same or equivalent services on acceptable terms within 60 days, or at all. If a replacement is not able to be found on a timely basis, our business, results of operations and financial condition and our ability to pay distributions are likely to be materially adversely affected. In addition, if we are unable to identify and reach an agreement with a single institution or group of executives having the expertise possessed by the Investment Adviser and its affiliates, the coordination of its internal management and investment activities is likely to suffer. Even if we are able to retain comparable management, whether internal or external, their integration into our business and lack of familiarity with our investment objective may result in additional costs and time delays that may materially adversely affect our business, results of operations and financial condition.

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

Because in certain cases we may recognize taxable income before or without receiving cash representing such income, we may have difficulty making distributions to our stockholders that will be sufficient to enable us to meet the annual distribution requirement necessary for us to qualify for tax treatment as a RIC. Accordingly, we may need to sell some of our assets at times and/or at prices that we would not consider advantageous. We may need to raise additional equity or debt capital, we may need to forego new investment opportunities, or we may otherwise take actions that are disadvantageous to our business (or be unable to take actions that are advantageous to our business) to enable us to make distributions to our stockholders that will be sufficient to enable us to meet the annual distribution requirement. If we are unable to obtain cash from other sources to enable us to meet the annual distribution requirement, we may fail to qualify for the U.S. federal income tax benefits allowable to RICs and, thus, become subject to a corporate-level U.S. federal income tax (and any applicable state and local taxes).

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

Because our common stock is registered under the Exchange Act, ownership information for any person who beneficially owns more than 5% of our common stock will have to be disclosed in a Schedule 13G or other filings with the SEC. Beneficial ownership for these purposes is determined in accordance with the rules of the SEC, and includes having voting or investment power over the securities. In some circumstances, our stockholders who choose to reinvest their dividends may see their percentage stake in us increased to more than 5%, thus triggering this filing requirement. Each stockholder is responsible for determining their filing obligations and preparing the filings. In addition, our stockholders who hold more than 10% of a class of our shares may be subject to Section 16(b) of the Exchange Act, which recaptures for our benefit profits from the purchase and sale of registered stock within a six-month period.

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

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

Cybersecurity

The Company has processes in place designed to assess, identify, and manage material risks from cybersecurity threats. The Company’s business is dependent on the communications and information systems of the Investment Adviser and other third-party service providers. The Investment Adviser manages the Company’s day-to-day operations and has implemented a cybersecurity program that applies to the Company and its operations.

Cybersecurity Program Overview

The Investment Adviser has instituted a cybersecurity program designed to identify, assess, and manage cyber risks applicable to the Company. The cyber risk management program involves risk assessments, implementation of security measures, and ongoing monitoring of systems and networks, including networks on which the Company relies. The Investment Adviser, together with external consultants, actively monitors the current threat landscape in an effort to identify material risks arising from new and evolving cybersecurity threats, including material risks faced by the Company. The Company relies on the Investment Adviser’s compliance and risk management program and processes, which include periodic review of the Investment Adviser’s Cybersecurity Program. The Company depends on and engages various third parties, including service providers, to operate its business. The Company relies on its Chief Compliance Officer (“CCO”) and the expertise of risk management, legal, information technology, and compliance personnel of the Investment Adviser when identifying and overseeing risks from cybersecurity threats associated with its reliance upon such third parties.

The potential impact of risks from cybersecurity threats posed to the Company are assessed on an ongoing basis, including how such risks could materially affect the Company’s business strategy, operational results, and financial condition are regularly evaluated. During the reporting period, the Company has not identified any risks from cybersecurity threats, including as a result of previous cybersecurity incidents, that the Company believes have materially affected, or are reasonably likely to materially affect, the Company, including its business strategy, operational results, and financial condition. Key third-party information security service providers, subject to the Adviser Committee’s and Company CCO’s oversight, continuously monitor and support the Adviser and Company information security control environment and breach notification processes. The Adviser’s Committee, subject to the Company CCO’s oversight, monitor best-practices and developments in data privacy and security, including increased scrutiny of third-party service providers having access to sensitive Company data.

Board Oversight of Cybersecurity Risks

The Board provides strategic oversight on cybersecurity matters, including risks associated with cybersecurity threats. The Board receives periodic updates from the CCO, which incorporates updates provided by the Investment Adviser regarding the overall state of the Investment Adviser’s cybersecurity program, information on the current threat landscape, and risks from cybersecurity threats and cybersecurity incidents impacting the Investment Adviser’s operations, including those related to the Company.

Management's Role in Cybersecurity Risk Management

The Company’s management, including the Company’s CCO, and a Technology Risk and Information Security Committee (the “Committee”) established by the Investment Adviser manage the Company’s cybersecurity program. The CCO of the Company oversees the Company’s oversight function generally and relies on the Investment Adviser’s Committee to assist with assessing and managing material risks from cybersecurity threats. The Committee is chaired by an outside cybersecurity and information technology expert, and its other members are the Investment Advisors CFO/CCO, its General Counsel, and its Director of Information Technology. The CCO has been responsible for oversight of the Company’s overall SEC compliance program, since the Company’s inception and has worked in the financial services industry for more than 25 years, during which time the CCO has gained expertise in assessing and overseeing controls regarding risks applicable to the Company.

The Company’s Senior Management team is regularly informed regarding the prevention, detection, mitigation, and remediation of cybersecurity incidents impacting the Company, and/or other comparable SEC regulated investment funds and their managers, including through the receipt of notifications from service providers and reliance on communications with operations, risk management, legal, information technology, and/or compliance personnel of the Investment Adviser.

Assessment of Cybersecurity Risk

The potential impact of risks from cybersecurity threats on the Company are assessed on an ongoing basis, and how such risks could materially affect the Company’s business strategy, operational results, and financial condition are regularly evaluated. During the reporting period, the Company has not identified any risks from cybersecurity threats, including as a result of previous cybersecurity incidents, that the Company believes have materially affected, or are reasonably likely to materially affect, the Company, including its business strategy, operational results, and financial condition.

Item 2. Properties

We maintain our principal executive office at 360 S Rosemary Avenue, Suite 1700, West Palm Beach, FL, 33401. We do not own any real estate. We believe that our present facilities are adequate to meet our current needs. If new or additional space is required, we believe that adequate facilities are available at competitive prices in the same area.

Item 3. Legal Proceedings

We, our wholly-owned direct subsidiaries, the Investment Adviser and the Administrator are not currently subject to any material legal proceedings as of December 31, 2023. From time to time, we, our wholly-owned direct subsidiaries, the Investment Adviser and the Administrator may be a party to certain legal proceedings incidental to the normal course of our business including the enforcement of our rights under contracts with our portfolio companies. While the outcome of these legal proceedings cannot be predicted with certainty, we do not expect that these proceedings will have a material effect upon our business, financial condition or results of operations.

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

Stockholders

As of March 11, 2024, there were 4 holders of record of our shares of common stock.

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

The following table summarizes the total shares of common stock issued and proceeds received related to capital drawdowns delivered pursuant to the Subscription Agreements for the year ended December 31, 2023:

Shares Issue Date	Shares Issued	Net Proceeds Received (in 000s)
February 24, 2023	87,145	$85,000
March 28, 2023*	10,772	10,507
June 21, 2023	30,797	30,000
June 28, 2023*	12,482	12,158
September 28, 2023*	13,136	12,873
December 28, 2023*	19,402	19,010
	173,734	$169,548

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
•
the general economy, including the impact of interest and inflation rates, on the industries in which we invest;
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

Portfolio and Investment Activity

During the year ended December 31, 2023, we made $305.4 million of investments in new portfolio companies and had $38.7 million in aggregate amount of sales and repayments, resulting in net investments of $266.7 million for the period. The total portfolio of debt investments at fair value consisted of 100% bearing variable interest rates and 0% bearing fixed interest rates.

During the year ended December 31, 2022, we made $242.8 million of investments in new portfolio companies and had $18.9 million in aggregate amount of sales and repayments, resulting in net investments of $223.9 million for the period. The total portfolio of debt investments at fair value consisted of 100% bearing variable interest rates and 0% bearing fixed interest rates.

Our portfolio composition, based on fair value at December 31, 2023 was as follows:

	December 31, 2023
	Percentage of Total Portfolio	Weighted Average Current Yield for Total Portfolio
First Lien Senior Secured	99.0%	12.0%
Equity	1.0	—
Total	100.0%	12.0%

Our portfolio composition, based on fair value at December 31, 2022 was as follows:

	December 31, 2022
	Percentage of Total Portfolio	Weighted Average Current Yield for Total Portfolio
First Lien Senior Secured	99.1%	11.2%
Equity	0.9	—
Total	100.0%	11.2%

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

The weighted average risk rating of our investments based on fair value was 2.4 as of December 31, 2023. As of December 31, 2023, the Company had two portfolio companies on non-accrual status. Refer to Note 2—Summary of Significant Accounting Policies—for additional details regarding the Company’s non-accrual policy.

	As of December 31, 2023
Internal Performance Rating	Investments at Fair Value (In thousands)	Percentage of Total Investments
6	$11,838	1.9%
5	22,663	3.7
4	—	—
3	118,997	19.2
2	465,078	75.2
1	—	—
Total	$618,576	100.0%

The weighted average risk rating of our investments based on fair value was 2.1 as of December 31, 2022. As of December 31, 2022, the Company had no portfolio companies on non-accrual status. Refer to Note 2—Summary of Significant Accounting Policies—for additional details regarding the Company’s non-accrual policy.

	As of December 31, 2022
Internal Performance Rating	Investments at Fair Value (In thousands)	Percentage of Total Investments
6	$—	—%
5	—	—
4	—	—
3	42,370	11.9
2	312,864	88.1
1	—	—
Total	$ 355,234	100.0%

The following table shows the weighted average rate, spread over the reference rate of floating rate, and fees of investments originated and the weighted average rate of sales and payoffs of portfolio companies during the year ended December 31, 2023.

Weighted average rate of new investment fundings(1)	11.99%
Weighted average spread over the reference rate of new floating rate investment fundings	6.52%
Weighted average OID fees of new investment fundings	2.25%

The following table shows the weighted average rate, spread over the reference rate of floating rate, and fees of investments originated and the weighted average rate of sales and payoffs of portfolio companies during the year ended December 31, 2022.

Weighted average rate of new investment fundings	11.22%
Weighted average spread over the reference rate of new floating rate investment fundings	6.72%
Weighted average OID fees of new investment fundings	1.88%

RESULTS OF OPERATIONS

Our operating results for the years ended December 31, 2023 and December 31, 2022 and for the period ended December 31, 2021 were as follows (dollars in thousands):

	For the Year Ended December 31, 2023	For the Year Ended December 31, 2022	For the Period from January 15, 2021 (Inception Date) through December 31, 2021
Total investment income	$68,090	$ 24,407	$1,710
Less: Net expenses	15,051	7,013	1,610
Net investment income	53,039	17,394	100
Net realized gains (losses) on investments	(4,054)	50	19
Net change in unrealized income (losses) on investments	(1,836)	(8,030)	550
Net increase (decrease) in net assets resulting from operations	$47,149	$9,414	$669

Investment Income

Investment income for the year ended December 31, 2023 was driven by deployment of capital and interest income from our investments. Investment income for the year ended December 31, 2022 was driven by our deployment of capital and an increasing invested balance. Investment income from January 15, 2021 (Inception Date) through December 31, 2021 was driven by our deployment of capital since August 17, 2021 (commencement of investment operations) and an increasing invested balance. The composition of our investment income for the years ended December 31, 2023 and 2022 and for the period from January 15, 2021 (Inception Date) through December 31, 2021 was as follows (dollars in thousands):

	For the Year Ended December 31, 2023	For the Year Ended December 31, 2022	For the Period from January 15, 2021 (Inception Date) through December 31, 2021
Interest from investments	$66,865	$24,068	$1,633
Fee income	1,225	339	77
Total investment income	$68,090	$24,407	$1,710

Operating Expenses

The composition of our operating expenses for the year ended December 31, 2023 was as follows (dollars in thousands):

For the Year Ended December 31, 2023
Incentive fees	$2,141
Management fees	5,410
Interest expense	5,731
Professional fees	562
Directors’ fees	94
Other general and administrative expenses	1,176
Incentive fee waiver	(63)
Net expenses	$15,051

The composition of our operating expenses for the year ended December 31, 2022 was as follows (dollars in thousands):

For the Year Ended December 31, 2022
Management fees	$2,716
Interest expense	2,862
Professional fees	489
Directors’ fees	103
Amortization of offering costs	90
Other general and administrative expenses	873
Management fee waiver	(120)
Net expenses	$7,013

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

Net Realized Gains (Losses) and Net Change in Unrealized Gains (Losses) on Investments

Net realized gains (losses) and net change in unrealized gains (losses) on investments for the year ended December 31, 2023 were as follows (dollars in thousands):

For the Year ended December 31, 2023
Net realized gains (losses)
Non-affiliate investments	$(4,054)
Total net realized gains (losses)	(4,054)
Net change in unrealized gains (losses) on investments
Non-affiliate investments	(1,836)
Total net change in unrealized gains (losses) on investments	(1,836)
Net realized and unrealized gains (losses)	$(5,890)

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

As of December 31, 2023, we are party to the Goldman Credit Facility, as described in more detail in Note 5—Borrowings.

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

Operating liquidity is our ability to meet our short-term liquidity needs. The following table presents our operating liquidity position as of December 31, 2023 and December 31, 2022:

	As of
	December 31, 2023	December 31, 2022
Cash and cash equivalents	$8,887	$8,355
Unfunded portfolio company commitments	(58,395)	(54,963)
Undrawn capital commitments	186,571	301,571
Total operational liquidity	$137,063	$254,963

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

On June 29, 2023, the Company entered into an amended and restated investment advisory and management agreement (the "Amended and Restated Investment Advisory Agreement") with the Investment Adviser, following the approval of the Amended and Restated Investment Advisory Agreement by the Company's stockholders by unanimous written consent on June 29, 2023. The terms of the Amended and Restated Investment Advisory Agreement became effective on July 1, 2023 and did not impact Management Fees paid in prior periods.

Administration Agreement

On June 29, 2021, we entered into an administration agreement (the “Administration Agreement”) with Commonwealth Credit Advisors LLC, a Delaware limited liability company (in such capacity, the “Administrator”), under which the Administrator will provide administrative services for us, including arranging office facilities for us and providing office equipment and clerical, bookkeeping and recordkeeping services at such facilities. The Board, including a majority of the directors that are not "interested persons" as defined in Section 2(a)(19) of the 1940 Act, approved the renewal of the Administration Agreement on May 11, 2023. Under the Administration Agreement, the Administrator will also perform, or oversee the performance of, our required administrative services, which includes being responsible for the financial records which we are required to maintain and preparing reports to our stockholders and reports filed with the SEC and providing the services of our chief financial officer and their respective staffs. In addition, the Administrator will assist us in determining and publishing our net asset value, overseeing the preparation and filing of tax returns and the printing and dissemination of reports to our stockholders and generally overseeing the payment of our expenses and the performance of administrative and professional services rendered to us by others. The Administrator may also provide on our behalf managerial assistance to our portfolio companies.

Co-Investment Relief

The 1940 Act generally prohibits BDCs from entering into negotiated co-investments with affiliates absent an order from the SEC. On August 2, 2021, the SEC granted the Company exemptive relief (the “Order”) that allows it to enter into certain negotiated co-investment transactions alongside other funds managed by the Investment Adviser or its affiliates (“Affiliated Funds”) in a manner consistent with its investment objective, positions, policies, strategies, and restrictions as well as regulatory requirements and other pertinent factors, subject to compliance with the conditions of the Order. On August 16, 2023, the Company filed an application for an order to amend the Order pursuant to Sections 17(d) and 57(i) of the 1940 Act and Rule 17d-1 thereunder, permitting certain joint transactions otherwise prohibited by Sections 17(d) and 57(a)(4) of the 1940 Act.

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

Distributions and Dividends

Distributions declared for the year ended December 31, 2023 totaled approximately $54.5 million.

The following table reflects cash distributions, including dividends and returns of capital, if any, per share that have been declared by our Board for the current fiscal year to date:

Fiscal Year Ended	Date Declared	Record Date	Payment Date	Per Share Amount
December 31, 2023
First Quarter	March 27, 2023	March 27, 2023	March 28, 2023	$22.80
Second Quarter	June 27, 2023	June 27, 2023	June 28, 2023	$24.20
Third Quarter	September 27, 2023	September 28, 2023	September 28, 2023	$25.00
Fourth Quarter	December 27,2023	December 28,2023	December 28,2023	$36.00

Distributions declared for the year ended December 31, 2022 totaled approximately $17.4 million.

The following table reflects cash distributions, including dividends and returns of capital, if any, per share that have been declared by our Board for the year ended December 31, 2022:

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

The following table reflects cash distributions, including dividends and returns of capital, if any, per share that have been declared by our Board for the year ended December 31, 2021:

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

Contractual Obligations

The following table shows our payment obligations for repayment of debt and other contractual obligations as of December 31, 2023 (dollars in thousands):

	Total Aggregate Borrowing Capacity(1)	Total Principal Outstanding
Goldman Sachs Credit Facility	$130,000	$100,800
Total	$130,000	$100,800

(1)
As of December 31, 2023, we had $29.2 million in unused borrowing capacity under the Goldman Credit Facility, subject to borrowing base limits.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources.

Commitments

In the ordinary course of business, we may enter into future funding commitments. As of December 31, 2023 and December 31, 2022, we had unfunded commitments on revolving credit lines and delayed draw term loans of $58.4 million and $55.0 million, respectively. We maintain sufficient financial resources to satisfy unfunded commitments, including cash on hand, undrawn capital commitments from our investors, and available borrowings to fund such unfunded commitments. Please refer to Note 6—Commitments and Contingencies in the notes to our consolidated financial statements for further detail of these unfunded commitments.

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
For investments other than bonds, the personnel of the Valuation Agent, in consultation with the investment professionals of the Investment Adviser, look at the number of quotes readily available and perform the following:

(i) Investments for which two or more quotes are received from a pricing service are valued using the mean of the mean of the bid and ask of the quotes obtained. If quotes from pricing services differ by +/- five points or if the spread between the bid and ask for a quote is greater than 10 points, the personnel of the Valuation Agent, in consultation with the investment professionals of the Investment Adviser, will evaluate the reasonableness of the quote, and if the quote is determined to not be representative of fair value, the personnel of the Valuation Agent, in consultation with the investment professionals of the Investment Adviser, will use one or more of the methodologies outlined below to determine fair value;

(ii) Investments for which one quote is received from a pricing service are validated by the Valuation Agent, in consultation with the investment professionals of the Investment Adviser. The personnel of the Valuation Agent, in consultation with the investment professionals of the Investment Adviser, analyze the market quotes obtained using an array of valuation methods (further described below) to validate the fair value. For assets where a supporting analysis is prepared, the Valuation Agent will document the selection and appropriateness of the indices selected for yield comparison and a conclusion documenting how the yield comparison analysis supports the proposed mark. The quarterly portfolio company monitoring reports which detail the qualitative and quantitative performance of the portfolio company will also be included. If the Valuation Agent, in consultation with the investment professionals of the Investment Adviser, is unable to sufficiently validate the quote internally and if the investment’s par value exceeds a certain materiality threshold, the investment is valued similarly to those assets with no readily available quotes (see (3) below).

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

The income and market approaches were used in the determination of fair value of certain Level 3 assets as of December 31, 2023 and December 31, 2022. The significant unobservable inputs used in the income approach are the discount rate or market yield used to discount the estimated future cash flows expected to be received from the underlying investment, which include both future principal and interest payments and any other end of term fees, as applicable. Included in the consideration and selection of discount rates are factors such as risk of default, interest rate risk, and changes in credit quality. The significant unobservable inputs used in the market approach are based on market comparable transactions and market multiples of publicly traded comparable companies.

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

Organizational Expenses and Offering Costs

Organizational expenses consist of costs incurred to establish the Company and enable it legally to do business. Organizational costs incurred for the year ended December 31, 2023 were $0. Offering costs consist of costs incurred in connection with the offering of Common Stock of the Company. Offering costs expensed for the year ended December 31, 2023 were $0.09 million. Offering costs are capitalized as a deferred charge and amortized to expense on a straight-line basis over 12 months from the Inception Date. As of December 31, 2023, there were no offering costs deferred.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to certain financial market risks, such as interest rate fluctuations. Because we fund a portion of our investments with borrowings, our net investment income is affected by the difference between the rate at which we invest and the rate at which we borrow. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income. A prolonged reduction in interest rates will reduce our gross investment income and could result in a decrease in our net investment income if such decreases in SOFR are not offset by a corresponding increase in the spread over SOFR that we earn on any portfolio investments, a decrease in our operating expenses, including with respect to our income incentive fee, or a decrease in the interest rate of our floating interest rate liabilities tied to SOFR. As of December 31, 2023, 100% of our debt investments at fair value represent floating-rate investments with a reference rate floor and none of our debt investments at fair value represent fixed-rate investments. Additionally, our Goldman Credit Facility is also subject to floating interest rates and are currently paid based on floating SOFR rates.

The following table estimates the potential changes in net cash flow generated from interest income and expenses, should interest rates increase by 100, 200 or 300 basis points, or decrease by 100 and 200 basis points. Interest income is calculated as revenue from interest generated from our portfolio of investments held as of December 31, 2023. Interest expense is calculated based on the terms of our outstanding revolving credit facility and subscription line. For our Goldman Credit Facility, we use the outstanding balance as of December 31, 2023. Interest expense on this balance is calculated using the interest rate as of December 31, 2023, adjusted for the hypothetical changes in rates, as shown below.

Assuming that the Consolidated Statement of Assets and Liabilities as of December 31, 2023 was to remain constant and that we took no actions to alter our interest rate sensitivity as of such date, the following table shows the annualized impact of hypothetical base rate changes in interest rates. Actual results could differ significantly from those estimated in the table.

Change in Interest Rates	Net Increase (Decrease) in Interest Income (in thousands)	Net Increase (Decrease) in Interest Expense (in thousands)	Net Increase (Decrease) in Net Investment Income (in thousands)
Down 100 basis points	$(6,337)	$(1,008)	$(5,329)
Down 200 basis points	(12,675)	(2,016)	(10,659)
Up 100 basis points	6,337	1,008	5,329
Up 200 basis points	12,675	2,016	10,659
Up 300 basis points	19,012	3,024	15,988

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

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Commonwealth Credit Partners BDC I, Inc.
Report of Independent Registered Public Accounting Firm (PCAOB ID Number 42)	F-2
Consolidated Statements of Assets and Liabilities as of December 31, 2023, December 31, 2022, and December 31, 2021	F-3
Consolidated Statements of Operations for the years ended December 31, 2023 and December 31, 2022 and for the period from January 15, 2021 (inception) to December 31, 2021	F-4
Consolidated Statements of Changes in Net Assets for the years ended December 31, 2023 and December 31, 2022 and for the period from January 15, 2021 (inception) to December 31, 2021	F-5
Consolidated Statements of Cash Flows for the years ended December 31, 2023 and December 31, 2022 and for the period from January 15, 2021 (inception) to December 31, 2021	F-6
Consolidated Schedule of Investments as of December 31, 2023 and December 31, 2022	F-7
Notes to the Financial Statements	F-13

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Commonwealth Credit Partners BDC I, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of assets and liabilities of Commonwealth Credit Partners BDC I, Inc. (the Company), including the consolidated schedules of investments, as of December 31, 2023 and 2022, the related consolidated statements of operations, changes in net assets, and cash flows for each of the two years in the period ended December 31, 2023 and for the period from January 15, 2021 (Inception Date) through December 2021, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and 2022, and the results of its operations, changes in its net assets, and its cash flows for each of the two years in the period ended December 31, 2023 and for the period from January 15, 2021 (Inception Date) through December 31, 2021, in conformity with U.S. generally accepted accounting principles.

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

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our procedures included confirmation of investments owned as of December 31, 2023 and 2022, by correspondence with the custodian, syndication agents, and underlying investee companies; when replies were not received from the custodian, syndication agents, and underlying investee companies, we performed other auditing procedures.

Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2021.

Charlotte, North Carolina

March 11, 2024

COMMONWEALTH CREDIT PARTNERS BDC I, INC.

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

(amounts in thousands except share and per share data)

	December 31, 2023	December 31, 2022
Assets:
Non-controlled, non-affiliated investments, at fair value (amortized cost of $611,648 and $362,713 as of December 31, 2023 and December 31, 2022, respectively)	$606,738	$355,234
Affiliated investments, at fair value (amortized cost of $16,243 and $0 as of December 31, 2023 and December 31, 2022, respectively)	11,838	—
Cash and cash equivalents	8,887	8,355
Receivables:
Interest receivable	2,841	2,436
Prepaid expenses and other assets	110	193
Total Assets	$630,414	$366,218
Liabilities:
Credit facility (net of deferred financing costs of $50 and $83 as of December 31, 2023 and December 31, 2022, respectively)	$100,750	$(83)
Payables:
Management fee payable, net (Note 4)	1,529	851
Interest payable	673	366
Incentive fee payable, net (Note 4)	379	—
Directors fee payable	25	24
Accrued other general and administrative expenses	400	552
Total Liabilities	$103,756	$1,710
Commitments and contingencies (Note 6)
Net Assets:
Common Shares, $0.001 par value; 1,000,000 shares authorized; 547,439 and 373,705 as of December 31, 2023 and December 31, 2022, respectively issued and outstanding	$1	$—
Additional paid-in capital	536,354	372,367
Total distributable earnings (accumulated deficit)	(9,697)	(7,859)
Total Net Assets	$526,658	$364,508
Total Liabilities and Net Assets	$630,414	$366,218
Net Asset Value Per Common Share	$962.04	$975.39

The accompanying notes are an integral part of these consolidated financial statements.

COMMONWEALTH CREDIT PARTNERS BDC I, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(amounts in thousands except share and per share data)

	For the Year Ended December 31, 2023	For the Year Ended December 31, 2022	For the Period from January 15, 2021 (Inception Date) through December 31, 2021
Income:
Investment income from non-controlled, non-affiliated investments:
Interest income	$66,865	$24,068	$1,633
Fee income	1,225	339	77
Total Investment Income	68,090	24,407	1,710
Expenses:
Incentive fees	2,141	—	—
Management fees	5,410	2,716	444
Interest expense	5,731	2,862	208
Professional fees	562	489	227
Directors fees	94	103	51
Amortization of offering costs	—	90	78
Organizational expenses	—	—	475
Other general and administrative expenses	1,176	873	258
Total Expenses	15,114	7,133	1,741
Less: Management fee waiver (Note 4)	—	(120)	(131)
Less: Incentive fee waiver (Note 4)	(63)	—	—
Net expenses	15,051	7,013	1,610
Net Investment Income (Loss)	53,039	17,394	100
Realized and unrealized gains (losses) on investments and foreign currency transactions
Net realized gains (losses):
Non-controlled, non-affiliated investments	(4,054)	50	19
Total net realized gains (losses)	(4,054)	50	19
Net change in unrealized gains (losses):
Non-controlled, non-affiliated investments	(1,836)	(8,030)	550
Total net change in unrealized gains (losses)	(1,836)	(8,030)	550
Total realized and unrealized gains (losses)	(5,890)	(7,980)	569
Net Increase (Decrease) in Net Assets Resulting from Operations	$47,149	$9,414	$669
Per Common Share Data:
Basic and diluted net investment income/(loss) per common share	$109.91	$85.40	$2.94
Basic and diluted net increase/(decrease) in net assets resulting from operations per common share	$97.70	$46.22	$19.70
Weighted Average Common Shares Outstanding—Basic and Diluted	482,587	203,688	33,958

The accompanying notes are an integral part of these consolidated financial statements.

COMMONWEALTH CREDIT PARTNERS BDC I, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

(amounts in thousands except share and per share data)

	For the Year Ended December 31, 2023	For the Year Ended December 31, 2022	For the Period from January 15, 2021 (Inception) through December 31, 2021
Increase (Decrease) in Net Assets Resulting from Operations:
Net investment income (loss)	$53,039	$17,394	$100
Net realized gains (losses) on investments	(4,054)	50	19
Net change in unrealized gains (losses) on investments	(1,836)	(8,030)	550
Net Increase (Decrease) in Net Assets Resulting from Operations	47,149	9,414	669
Decrease in Net Assets Resulting from Stockholder Distributions
Distributions from net investment income	(53,213)	(17,418)	(575)
Distributions from return of capital	(1,335)	—	—
Net Decrease in Net Assets Resulting from Stockholder Distributions	(54,548)	(17,418)	(575)
Increase in Net Assets Resulting from Capital Share Transactions
Issuance of common shares	115,001	215,000	140,000
Reinvestment of distributions	54,548	17,418	—
Net Increase in Net Assets Resulting from Capital Share Transactions	169,549	232,418	140,000
Total Increase (Decrease) in Net Assets	162,150	224,414	140,094
Net Assets, Beginning of Period	364,508	140,094	—
Net Assets, End of Period	$526,658	$364,508	$140,094

The accompanying notes are an integral part of these consolidated financial statements.

COMMONWEALTH CREDIT PARTNERS BDC I, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

	For the Year Ended December 31, 2023	For the Year Ended December 31, 2022	For the Period from January 15, 2021 (Inception) through December 31, 2021
Cash Flows from Operating Activities:
Net increase (decrease) in net assets resulting from operations	$47,149	$9,414	$669
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Net realized (gains)/losses on investments	4,054	(50)	(19)
Net change in unrealized (gains)/losses on investments	1,836	8,030	(550)
Net accretion of discount on investments	(2,064)	(863)	(75)
Non-cash investment income	(447)	—	—
Purchases of portfolio investments	(305,418)	(242,826)	(141,630)
Amortization of deferred financing costs	33	33	6
Sales or repayments of portfolio investments	38,697	18,950	3,799
Increase/(decrease) in operating assets and liabilities:
(Increase)/decrease in interest and dividends receivable	(405)	(2,322)	(114)
(Increase)/decrease in prepaid expenses and other assets	83	(92)	(101)
Increase/(decrease) in management fees payable, net	678	604	247
Increase/(decrease) in interest payable	307	267	99
Increase/(decrease) in incentive fee payable, net	379	—	—
Increase/(decrease) in directors fee payable	1	3	21
Increase/(decrease) in accrued other general and administrative expenses	(152)	358	194
Net cash provided by (used in) operating activities	(215,269)	(208,494)	(137,454)
Cash Flows provided by (used in) Financing Activities:
Borrowings on credit facility	240,900	366,100	216,200
Payments on credit facility	(140,100)	(479,100)	(103,200)
Deferred financiang costs paid	—	—	(122)
Distributions paid in cash	—	—	(575)
Proceeds from issuance of common stock	115,001	215,000	140,000
Net cash provided by (used in) financing activities	215,801	102,000	252,303
Net increase/(decrease) in cash and cash equivalents	532	(106,494)	114,849
Cash and cash equivalents, beginning of period	8,355	114,849	—
Cash and cash equivalents, end of period	$8,887	$8,355	$114,849
Supplemental and Non-Cash Information:
Interest paid during the period	$5,424	$2,595	$109
Reinvestment of distributions during the period	$54,548	$17,418	$—

The accompanying notes are an integral part of these consolidated financial statements.

COMMONWEALTH CREDIT PARTNERS BDC I, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

(amounts in thousands, except per share data)

December 31, 2023

Portfolio Company(3)(7)	Industry	Spread Above Index	Interest Rate	Maturity Date	Principal / Shares	Amortized Cost	Fair Value	Percentage of Net Assets (2)
Debt Investments
First Lien Senior Secured(5)
190 Octane Financing - Delayed Draw Loan (8)	Consumer Services	SOFR + 6.50% (1.00% floor)	12.07%	5/10/2027	$4,875	$4,812	$4,797	0.9%
190 Octane Financing - Revolving Credit Line (4)(8)	Consumer Services	SOFR + 6.50% (1.00% floor)	12.07%	5/10/2027	571	555	553	0.1%
190 Octane Financing - Term Loan (8)	Consumer Services	SOFR + 6.50% (1.00% floor)	12.07%	5/10/2027	8,434	8,302	8,299	1.6%
Abea Acquisition, Inc. - Delayed Draw Loan	Consumer Services	SOFR + 6.50% (1.00% floor)	11.85%	11/30/2026	1,397	1,380	1,390	0.3%
Abea Acquisition, Inc. - Term Loan	Consumer Services	SOFR + 6.50% (1.00% floor)	11.85%	11/30/2026	11,153	11,026	11,098	2.1%
AccessOne Medcard, Inc. - Term Loan	Health Care Technology	SOFR + 7.50% (0.50% floor)	12.85%	8/20/2026	11,694	11,574	11,016	2.1%
ACT Acquisition - Delayed Draw Term Loan (4)	Consumer Services	SOFR + 6.75% (1.00% floor)	12.10%	12/4/2028	—	(19)	(38)	—%
ACT Acquisition - Revolving Credit Line (4)	Consumer Services	SOFR + 6.75% (1.00% floor)	12.10%	12/4/2028	—	(17)	(17)	—%
ACT Acquisition - Term Loan (8)	Consumer Services	SOFR + 6.75% (1.00% floor)	12.22%	12/4/2028	6,579	6,432	6,431	1.2%
Aurora Solutions LLC - Delayed Draw Loan (4)(8)	Diversified Financials	SOFR + 6.00% (0.75% floor) + 0.50% PIK	11.96%	12/31/2027	3,328	3,273	3,265	0.6%
Aurora Solutions LLC - Revolving Credit Line (4)(8)	Diversified Financials	SOFR + 6.00% (0.75% floor) + 0.50% PIK	11.96%	12/31/2027	512	499	501	0.1%
Aurora Solutions LLC - Term Loan (8)	Diversified Financials	SOFR + 6.00% (0.75% floor) + 0.50% PIK	11.96%	12/31/2027	9,433	9,328	9,348	1.8%
Batteries Plus Holding Corporation - Revolving Credit Line (4)(8)	Consumer Services	SOFR + 6.75% (1.00% floor)	12.21%	6/27/2028	—	(48)	(6)	—%
Batteries Plus Holding Corporation - Term Loan (8)	Consumer Services	SOFR + 6.75% (1.00% floor)	12.21%	6/27/2028	16,460	16,070	16,410	3.1%
BKH - Delayed Draw Term Loan (4)(8)	Consumer Services	SOFR + 6.50% (1.00% floor)	11.97%	2/25/2028	—	(18)	(2)	—%
BKH - Term Loan (8)	Consumer Services	SOFR + 6.50% (1.00% floor)	11.97%	2/25/2028	21,521	21,145	21,498	4.1%
Bradford Health Services - Delayed Draw Term Loan (8)	Health Care Providers & Services	SOFR + 6.00% (1.00% floor)	11.48%	10/27/2024	7,540	7,442	7,540	1.4%
Bradford Health Services - Term Loan (8)	Health Care Providers & Services	SOFR + 6.00% (1.00% floor)	11.48%	10/27/2028	13,063	12,837	13,063	2.5%
Cardiovascular Logistics - Delayed Draw Term Loan A (8)	Health Care Providers & Services	SOFR + 6.25% (1.00% floor)	11.73%	1/31/2029	5,078	4,989	4,997	0.9%
Cardiovascular Logistics - Delayed Draw Term Loan B (4)(8)	Health Care Providers & Services	SOFR + 6.25% (1.00% floor)	11.73%	1/31/2029	166	124	88	—%
Cardiovascular Logistics - Term Loan (8)	Health Care Providers & Services	SOFR + 6.25% (1.00% floor)	11.73%	1/31/2029	7,196	7,071	7,081	1.3%
CheckedUp - Delayed Draw Term Loan (4)(8)	Technology Hardware & Equipment	SOFR + 5.25% (1.00% floor)	10.71%	10/20/2027	1,300	1,267	1,300	0.2%
CheckedUp - Revolving Credit Line (4)(8)	Technology Hardware & Equipment	SOFR + 5.25% (1.00% floor)	10.71%	10/20/2027	1,621	1,596	1,621	0.3%
CheckedUp - Term Loan (8)	Technology Hardware & Equipment	SOFR + 5.25% (1.00% floor)	10.71%	10/20/2027	9,075	8,945	9,075	1.7%
CreditAssociates, LLC - Revolving Credit Line (4)	Diversified Financials	SOFR + 6.75% (1.00% floor)	12.10%	3/29/2027	—	(13)	(8)	—%
CreditAssociates, LLC - Term Loan	Diversified Financials	SOFR + 6.75% (1.00% floor)	12.10%	3/29/2027	22,115	21,832	21,959	4.2%
Educators Publishing Service - Revolving Credit Line (4)	Media	SOFR + 6.00% (1.00% floor)	11.35%	2/24/2028	—	(37)	—	—%
Educators Publishing Service - Term Loan	Media	SOFR + 6.00% (1.00% floor)	11.35%	2/24/2028	17,502	17,122	17,502	3.3%
Fiesta Holdings - Revolving Credit Line (4)(8)	Consumer Services	SOFR + 7.00% (2.00% floor)	12.48%	10/30/2028	—	(22)	(18)	—%
Fiesta Holdings - Term Loan (8)	Consumer Services	SOFR + 7.00% (2.00% floor)	12.48%	10/30/2028	9,692	9,455	9,498	1.8%
Firebirds - Delayed Draw Term Loan (4)(8)	Consumer Services	SOFR + 6.25% (2.00% floor)	11.71%	3/22/2028	—	(15)	(14)	—%
Firebirds - Revolving Credit Line (4)(8)	Consumer Services	SOFR + 6.25% (2.00% floor)	11.71%	3/22/2028	691	662	677	0.1%
Firebirds - Term Loan (8)	Consumer Services	SOFR + 6.25% (2.00% floor)	11.71%	3/22/2028	22,632	22,125	22,405	4.3%
Hasa - Delayed Draw Loan (4)(8)(9)	Capital Goods	SOFR + 5.75% (1.00% floor)	11.23%	1/10/2029	—	(41)	(19)	—%
Hasa - Revolving Credit Line (4)(8)(9)	Capital Goods	SOFR + 5.75% (1.00% floor)	11.23%	1/10/2029	186	147	168	—%
Hasa - Term Loan (8)(9)	Capital Goods	SOFR + 5.75% (1.00% floor)	11.23%	1/10/2029	14,524	14,173	14,349	2.7%
Kemper Sports Management - Delayed Draw Loan (4)(8)	Consumer Services	SOFR + 6.50% (1.00% floor)	11.96%	1/12/2028	4,564	4,476	4,525	0.9%
Kemper Sports Management - Revolving Credit Line (4)(8)(9)	Consumer Services	SOFR + 6.50% (1.00% floor)	11.96%	1/12/2028	—	(27)	(12)	—%
Kemper Sports Management - Term Loan (8)	Consumer Services	SOFR + 6.50% (1.00% floor)	11.98%	1/12/2028	18,809	18,482	18,677	3.5%
Kent Water Sports Holdings, LLC - Delayed Draw Loan Last-Out (10)(11)(12)	Consumer Durables & Apparel	SOFR + 9.00% PIK	14.44%	12/31/2025	13,186	12,748	8,176	1.6%
Kent Water Sports Holdings, LLC - Delayed Draw Loan First-Out (10)(11)(12)	Consumer Durables & Apparel	SOFR + 10.00% PIK	15.44%	12/31/2025	3,662	3,495	3,662	0.7%
MerchantWise Solutions, LLC - Delayed Draw Loan (4)	Software & Services	SOFR + 6.00% (0.75% floor)	11.33%	6/1/2028	2,658	2,611	2,545	0.5%
MerchantWise Solutions, LLC - Revolving Credit Line (4)	Software & Services	SOFR + 6.00% (0.75% floor)	11.33%	6/1/2028	231	209	174	—%
MerchantWise Solutions, LLC - Term Loan (4)	Software & Services	SOFR + 6.00% (0.75% floor)	11.33%	6/1/2028	12,153	11,957	11,704	2.2%
Mollie Funding II LLC - Delayed Draw Loan (1)(4)(8)	Diversified Financials	SOFR + 8.00% (1.00% floor)	13.47%	6/11/2027	2,876	2,814	2,814	0.5%
Mollie Funding II LLC - Revolving Credit (1)(4)(8)	Diversified Financials	SOFR + 8.00% (1.00% floor)	13.47%	6/11/2027	607	579	579	0.1%
Mollie Funding II LLC - Term Loan (1)(8)	Diversified Financials	SOFR + 8.00% (1.00% floor)	13.47%	6/11/2027	8,627	8,453	8,472	1.6%
Narcote, LLC - Revolving Credit Line (1)(4)(8)	Industrials	SOFR + 7.00% (1.00% floor)	12.47%	3/30/2027	1,143	1,127	1,143	0.2%
Narcote, LLC - Term Loan (1)(8)	Industrials	SOFR + 7.00% (1.00% floor)	12.47%	3/30/2027	4,584	4,526	4,584	0.9%
Narcote, LLC - Term Loan (1)(8)	Industrials	SOFR + 7.00% (1.00% floor)	12.47%	3/30/2027	2,751	2,716	2,751	0.5%
National Debt Relief - Delayed Draw Loan (8)	Diversified Financials	SOFR + 6.00% (1.50% floor)	11.47%	2/24/2027	10,943	10,810	10,801	2.1%
National Debt Relief - Revolving Credit Line (4)(8)	Diversified Financials	SOFR + 6.00% (1.50% floor)	11.47%	2/24/2027	—	(26)	(28)	—%
National Debt Relief - Term Loan (8)	Diversified Financials	SOFR + 6.00% (1.50% floor)	11.47%	2/24/2027	13,131	12,970	12,961	2.5%
Nuspire, LLC - Revolving Credit Line (4)(8)	Software & Services	SOFR + 5.75% (1.00% floor)	11.21%	5/25/2027	—	(12)	(29)	—%
Nuspire, LLC - Term Loan (8)	Software & Services	SOFR + 5.75% (1.00% floor)	11.21%	5/25/2027	6,930	6,826	6,701	1.3%
Oak Dental - Delayed Draw Term Loan (4)(8)	Health Care Equipment & Services	SOFR + 6.50% (2.00% floor)	11.97%	3/22/2028	—	(78)	(433)	(0.1)%
Oak Dental - Revolving Credit Line (4)(8)	Health Care Equipment & Services	SOFR + 6.50% (2.00% floor)	11.97%	3/22/2028	344	326	294	0.1%
Oak Dental - Term Loan (8)	Health Care Equipment & Services	SOFR + 6.50% (2.00% floor)	12.09%	3/22/2028	17,932	17,525	16,874	3.2%
OAO Acquisitions - Delayed Draw Term Loan (4)	Capital Goods	SOFR + 6.25% (1.25% floor)	11.60%	12/27/2029	—	(10)	(20)	—%
OAO Acquisitions - Revolving Credit Line (4)	Capital Goods	SOFR + 6.25% (1.25% floor)	11.60%	12/27/2029	—	(10)	(10)	—%
OAO Acquisitions - Term Loan	Capital Goods	SOFR + 6.25% (1.25% floor)	11.60%	12/27/2029	6,322	6,227	6,227	1.2%
OneCare Media, LLC - Revolving Credit Line (4)	Media	SOFR + 6.50% (1.00% floor)	11.85%	9/29/2026	—	(23)	(37)	—%
OneCare Media, LLC - Term Loan A	Media	SOFR + 6.50% (1.00% floor)	11.85%	9/29/2026	10,412	10,284	10,224	1.9%
OneCare Media, LLC - Term Loan B	Media	SOFR + 6.50% (1.00% floor)	11.85%	9/29/2026	2,311	2,279	2,269	0.4%
OneCare Media, LLC - Term Loan C	Media	SOFR + 6.50% (1.00% floor)	11.85%	9/29/2026	1,444	1,421	1,418	0.3%
OneCare Media, LLC - Term Loan D	Media	SOFR + 6.50% (1.00% floor)	11.85%	9/29/2026	877	864	861	0.2%
Peak Technologies - Term Loan	Technology Hardware & Equipment	SOFR + 6.25% (1.00% floor)	11.60%	7/22/2027	28,438	27,944	28,152	5.3%
PJW Ultimate Holdings LLC - Delayed Draw Term Loan	Consumer Services	SOFR + 6.00% (1.00% floor)	11.35%	11/17/2026	4,162	4,105	4,075	0.8%
PJW Ultimate Holdings LLC - Revolving Credit Line (4)	Consumer Services	SOFR + 6.00% (1.00% floor)	11.35%	11/17/2026	492	467	447	0.1%

COMMONWEALTH CREDIT PARTNERS BDC I, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS (CONTINUED)

(amounts in thousands, except per share data)

December 31, 2023

Portfolio Company(3)(7)	Industry	Spread Above Index	Interest Rate	Maturity Date	Principal / Shares	Amortized Cost	Fair Value	Percentage of Net Assets (2)
PJW Ultimate Holdings LLC - Term Loan	Consumer Services	SOFR + 6.00% (1.00% floor)	11.35%	11/17/2026	9,766	9,642	9,561	1.8%
Planet DDS - Delayed Draw Loan (4)(8)(9)	Health Care Technology	SOFR + 7.50% (0.75% floor)	12.96%	7/18/2028	1,479	1,459	1,429	0.3%
Planet DDS - Term Loan (8)(9)	Health Care Technology	SOFR + 7.50% (0.75% floor)	12.91%	7/18/2028	14,348	13,984	14,032	2.7%
Raven Engineered Films, Inc. - Revolving Credit Line (4)(8)	Industrials	SOFR + 7.00% (1.00% floor)	12.47%	4/29/2027	—	(50)	(132)	—%
Raven Engineered Films, Inc. - Term Loan (8)	Industrials	SOFR + 7.00% (1.00% floor)	12.47%	4/29/2027	20,924	20,615	20,191	3.8%
Rushmore Intermediate - Delayed Draw Loan	Health Care Equipment & Services	SOFR + 7.00% (1.00% floor)	12.33%	11/1/2027	1,262	1,244	1,227	0.2%
Rushmore Intermediate - Delayed Draw Loan 2nd Amend (4)	Health Care Equipment & Services	SOFR + 7.00% (1.00% floor)	12.33%	11/1/2027	1,169	1,128	1,132	0.2%
Rushmore Intermediate - Revolving Credit Line (4)	Health Care Equipment & Services	SOFR + 7.00% (1.00% floor)	12.33%	11/1/2027	—	(17)	(38)	—%
Rushmore Intermediate - Term Loan	Health Care Equipment & Services	SOFR + 7.00% (1.00% floor)	12.33%	11/1/2027	12,096	11,925	11,757	2.2%
Rushmore Intermediate - Term Loan B	Health Care Equipment & Services	SOFR + 7.00% (1.00% floor)	12.33%	11/1/2027	1,125	1,098	1,094	0.2%
S4T Holdings Corp. - Delayed Draw Loan (8)	Commercial & Professional Services	SOFR + 6.00% (1.00% floor)	11.47%	12/28/2026	7,692	7,575	7,692	1.5%
S4T Holdings Corp. - Term Loan (8)	Commercial & Professional Services	SOFR + 6.00% (1.00% floor)	11.47%	12/28/2026	25,758	25,419	25,757	4.9%
Select Rehabilitation - Term Loan (8)	Health Care Providers & Services	SOFR + 8.50% (1.00% floor)	13.93%	10/19/2027	19,898	19,494	19,043	3.6%
The Smilist Management, Inc. - Delayed Draw Loan A	Health Care Providers & Services	SOFR + 6.50% (1.00% floor)	11.85%	12/23/2025	2,688	2,666	2,634	0.5%
The Smilist Management, Inc. - Delayed Draw Loan B	Health Care Providers & Services	SOFR + 6.50% (1.00% floor)	11.85%	12/23/2025	5,726	5,675	5,611	1.1%
The Smilist Management, Inc. - Delayed Draw Loan c	Health Care Providers & Services	SOFR + 6.50% (1.00% floor)	11.85%	12/23/2025	4,558	4,518	4,467	0.8%
The Smilist Management, Inc. - Revolving Credit Line	Health Care Providers & Services	SOFR + 6.50% (1.00% floor)	11.85%	12/23/2025	549	544	538	0.1%
The Smilist Management, Inc. - Term Loan	Health Care Providers & Services	SOFR + 6.50% (1.00% floor)	11.85%	12/23/2025	4,845	4,805	4,748	0.9%
VardimanBlack Holdings LLC - Delayed Draw Loan (8)(10)	Health Care Equipment & Services	SOFR + 7.00% (0.50% floor)	12.46%	3/18/2027	6,931	6,707	5,905	1.1%
VardimanBlack Holdings LLC - Delayed Draw Loan 1st Amend (8)(10)	Health Care Equipment & Services	SOFR + 8.00% (0.50% floor)	13.46%	3/18/2027	11,327	10,948	9,650	1.8%
VardimanBlack Holdings LLC - Term Loan (8)(10)	Health Care Equipment & Services	SOFR + 7.00% (0.50% floor)	12.46%	3/18/2027	8,342	8,072	7,108	1.3%
Vecta Environmental Services - Delayed Draw Term Loan (4)(8)	Commercial & Professional Services	SOFR + 6.25% (1.00% floor)	11.73%	12/30/2027	—	(20)	(336)	(0.1)%
Vecta Environmental Services - Revolving Credit Line (4)(8)	Commercial & Professional Services	SOFR + 6.50% (1.00% floor)	11.96%	12/30/2027	247	233	130	—%
Vecta Environmental Services - Term Loan (8)	Commercial & Professional Services	SOFR + 6.50% (1.00% floor)	11.98%	12/30/2027	8,099	7,962	6,997	1.3%
VENU+ - Revolving Credit Line (4)(8)	Consumer Services	SOFR + 6.75% (1.00% floor)	12.26%	11/30/2026	739	717	704	0.1%
VENU+ - Term Loan (8)	Consumer Services	SOFR + 6.75% (1.00% floor)	12.26%	11/30/2026	19,250	18,856	18,654	3.5%
West Creek Financial SPV- Debt Facility VI - Delayed Draw Term Loan (4)(8)	Diversified Financials	SOFR + 6.75% (1.00% floor)	12.22%	8/31/2027	529	497	496	0.1%
West Creek Financial SPV- Debt Facility VI - Revolving Credit Line (1)(8)	Diversified Financials	SOFR + 6.75% (1.00% floor)	12.22%	8/31/2027	1,444	1,417	1,416	0.3%
West Creek Financial SPV- Debt Facility VI - Term Loan (1)(8)	Diversified Financials	SOFR + 6.75% (1.00% floor)	12.22%	8/31/2027	5,101	5,004	5,005	1.0%
Whitestone Home Furnishings, LLC - Term Loan	Consumer Durables & Apparel	SOFR + 6.50% (1.00% floor)	11.85%	8/20/2026	14,665	14,487	14,342	2.7%
Wilnat, Inc. - Revolving Credit Line (4)	Capital Goods	SOFR + 5.00% (1.00% floor)	10.35%	12/29/2026	—	(15)	—	—%
Wilnat, Inc. - Term Loan	Capital Goods	SOFR + 5.00% (1.00% floor)	10.35%	12/29/2026	12,098	11,939	12,098	2.3%
Wilnat, Inc. - Term Loan B	Capital Goods	SOFR + 5.00% (1.00% floor)	10.35%	12/29/2026	3,143	3,087	3,143	0.6%
Total First Lien Senior Secured					633,725	621,623	612,403	116.0%
Total Debt Investments					633,725	621,623	612,403	116.0%

Preferred Equity(6)
Atlas US Holdings, LP - class X preferred	Diversified Financials	15.00% PIK	15.00% PIK	NA	207,508	$208	$415	0.1%
Atlas US Holdings, LP - class B-2 units	Diversified Financials	NA	NA	NA	857,787	873	289	0.1%
Educators Publishing Service - Series A-1 Preferred Units	Media	NA	NA	NA	887,237	887	1,117	0.2%
Kent Water Sports Holdings, LLC - Preferred Stock (9)(10)(11)(12)	Consumer Durables & Apparel	NA	NA	NA	1,398	—	—	—%
TVG OCM III (FT) Blocker, LLC - Class B Units	Media	NA	NA	NA	706	706	744	0.1%
Total Preferred Equity						2,674	2,565	0.5%

Common Equity(6)
190 Octane Holdings, LLC - series A-1 units (9)	Consumer Services	NA	NA	NA	223,551	$377	$353	0.1%
Cardiovascular Logistics - Class O2 Units	Health Care Providers & Services	NA	NA	NA	142,509	143	141	—%
CTM Group - Class A-1 Units	Consumer Services	NA	NA	NA	664,865	665	502	0.1%
Firebirds - Class A Units	Consumer Services	NA	NA	NA	590,012	590	466	0.1%
Firebirds - Class B Units	Consumer Services	NA	NA	NA	590,012	—	—	—%
Kemper Sports Management Holdings LLC Equity (9)	Consumer Services	NA	NA	NA	610,763	611	681	0.1%
Kent Water Sports Holdings, LLC - Common Stock (9)(10)(11)(12)	Consumer Durables & Apparel	NA	NA	NA	97	—	—	—%
Oak Dental - Class C Units (9)	Health Care Equipment & Services	NA	NA	NA	45	344	368	0.1%
Rushmore Lender Co-Invest Blocker, LLC - Common Stock	Health Care Equipment & Services	NA	NA	NA	537,606	538	498	0.1%
Vistria ESS Holdings, LLC - Equity	Commercial & Professional Services	NA	NA	NA	326	326	599	0.1%
Total Common Equity						3,594	3,608	0.7%
Total Equity Investments						6,268	6,173	1.2%
Total Investments						$627,891	618,576	117.2%
Liabilities in Excess of Other Assets							(91,918)	(17.2)%
Net Assets							$526,658	100.0%

COMMONWEALTH CREDIT PARTNERS BDC I, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS (CONTINUED)

(amounts in thousands, except per share data)

December 31, 2023

(1)
The Company deemed this asset to be a “non-qualifying asset” under Section 55(a) of the Investment Company Act of 1940, as amended. Qualifying assets must represent at least 70.0% of the Company’s total assets at the time of acquisition of any additional non-qualifying assets. As of December 31, 2023, 4.32% of the Company’s total assets are represented by investments at fair value that are considered non-qualifying assets.
(2)
Percentages are based on net assets as of December 31, 2023.
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
(5)
The majority of the investments bear interest at a rate that may be determined by reference to Secured Overnight Financing Rate (“SOFR”) and which reset monthly, quarterly, semiannually, or annually. For each, the Company has provided the spread over the reference rate and the current interest rate in effect at the reporting date. As of December 31, 2023, the reference rates for the Company's variable rate loans were the 1 month SOFR at 5.35%, the 3 month SOFR at 5.33%, and the 6 month SOFR at 5.16%. Certain investments are subject to an interest rate floor. For fixed rate loans, a spread above a reference rate is not applicable.
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
(10)
Investment is on non-accrual status.
(11)
Affiliated Investments generally are defined by the Investment Company Act as investments in portfolio companies in which the Company owns between 5% and 25% of the voting securities. Unless otherwise noted, investments in portfolio companies are non-control/non-affiliated investments.
(12)
During the fourth quarter of 2023, the Company received as part of a restructuring of Kent Water Sports Holdings, LLC, preferred and common shares which resulted in the portfolio company being classified as an affiliated investment. During the fourth quarter of 2023 a realized loss of $4.2 million was recognized by the Company in conjunction with the restructuring. Subsequent to classification as an affiliated investment, there have been no material changes to the investment’s principal balance, fair value or related income statement activity.

The following table shows the portfolio composition by industry grouping based on fair value at December 31, 2023:

	At December 31, 2023
	Investments at	Percentage of
Industry	Fair Value	Total Portfolio
Consumer Services	$161,594	26.1%
Diversified Financials	78,285	12.7
Health Care Providers & Services	69,951	11.3
Health Care Equipment & Services	55,436	9.0
Commercial & Professional Services	40,839	6.6
Technology Hardware & Equipment	40,148	6.5
Capital Goods	35,936	5.8
Media	34,098	5.5
Industrials	28,537	4.6
Health Care Technology	26,477	4.3
Consumer Durables & Apparel	26,180	4.2
Software & Services	21,095	3.4
	$618,576	100%

The accompanying notes are an integral part of these consolidated financial statements.

COMMONWEALTH CREDIT PARTNERS BDC I, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS AS

OF DECEMBER 31, 2022

(amounts in thousands, except per share data)

Portfolio Company(1)(3)(7)	Industry	Spread Above Index	Interest Rate	Maturity Date	Principal / Shares	Amortized Cost	Fair Value	Percentage of Net Assets(2)
Debt Investments
First Lien Senior Secured(5)
190 Octane Financing - Delayed Draw Loan (4)(8)(9)	Consumer Services	SOFR + 6.50% (1.00% floor)	11.07%	5/10/2027	2,734	$2,678	$2,656	0.7%
190 Octane Financing -Revolving Credit Line (4)(8)(9)	Consumer Services	SOFR + 6.50% (1.00% floor)	11.07%	5/10/2027	—	(20)	(29)	0.0%
190 Octane Financing - Term Loan (9)	Consumer Services	SOFR + 6.50% (1.00% floor)	11.07%	5/10/2027	8,519	8,364	8,305	2.3%
Abea Acquisition, Inc. - Delayed Draw Loan	Consumer Services	L + 6.50% (1.00% floor)	10.89%	11/30/2026	1,513	1,490	1,457	0.4%
Abea Acquisition, Inc. - Term Loan	Consumer Services	L + 6.50% (1.00% floor)	10.89%	11/30/2026	12,056	11,883	11,610	3.2%
AccessOne Medcard, Inc. - Term Loan	Health Care Technology	L + 6.00% (0.50% floor)	10.39%	8/20/2026	11,847	11,689	11,503	3.2%
Aurora Solutions LLC - Delayed Draw Loan (4)(8)(9)	Diversified Financials	SOFR + 6.00% (0.75% floor)	10.46%	12/31/2027	3,319	3,251	3,087	0.8%
Aurora Solutions LLC -Revolving Credit Line (4)(8)(9)	Diversified Financials	SOFR + 6.00% (0.75% floor)	10.46%	12/31/2027	511	495	468	0.1%
Aurora Solutions LLC - Term Loan (9)	Diversified Financials	SOFR + 6.00% (0.75% floor)	10.46%	12/31/2027	9,502	9,378	9,189	2.5%
Bradford Health Services -Delayed Draw Term Loan (4)(8)	Health Care Equipment & Services	SOFR + 6.00% (1.00% floor)	10.74%	10/27/2024	—	(69)	(189)	-0.1%
Bradford Health Services - Term Loan	Health Care Equipment & Services	SOFR + 6.00% (1.00% floor)	10.74%	10/27/2028	13,195	12,935	12,865	3.5%
CheckedUp -Revolving Credit Line (4)(8)	Technology Hardware & Equipment	SOFR + 5.50% (1.00% floor)	9.96%	10/20/2027	377	345	339	0.1%
CheckedUp - Delayed Draw Term Loan (4)(8)	Technology Hardware & Equipment	SOFR + 5.50% (1.00% floor)	9.96%	10/20/2027	705	670	645	0.2%
CheckedUp - Term Loan	Technology Hardware & Equipment	SOFR + 5.50% (1.00% floor)	9.96%	10/20/2027	9,166	9,010	8,984	2.5%
CreditAssociates, LLC -Revolving Credit Line (4)(8)	Diversified Financials	L + 7.00% (1.00% floor)	11.39%	3/29/2027	—	(17)	(41)	0.0%
CreditAssociates, LLC - Term Loan	Diversified Financials	L + 7.00% (1.00% floor)	11.39%	3/29/2027	22,898	22,540	22,074	6.1%
JG Wentworth -Term Loan (1)(9)	Diversified Financials	SOFR + 7.50% (1.00% floor)	11.97%	11/30/2027	7,667	7,515	7,514	2.1%
Kent Water Sports Holdings, LLC - Delayed Draw Loan	Consumer Durables & Apparel	L + 7.00% (1.00% floor)	11.77%	12/31/2025	16,164	15,962	14,434	4.0%
MerchantWise Solutions, LLC -Delayed Draw Loan (4)(8)(9)	Software & Services	SOFR + 6.00% (0.75% floor)	10.59%	6/1/2028	2,081	2,007	1,973	0.5%
MerchantWise Solutions, LLC -Revolving Credit Line (4)(8)(9)	Software & Services	SOFR + 6.00% (0.75% floor)	10.59%	6/1/2028	—	(28)	(54)	0.0%
MerchantWise Solutions, LLC -Term Loan (9)	Software & Services	SOFR + 6.00% (0.75% floor)	10.59%	6/1/2028	12,277	12,051	11,847	3.3%
Narcote, LLC - Revolving Credit Line (1)(4)(8)(9)	Industrials	SOFR + 7.00% (1.00% floor)	11.47%	3/30/2027	871	850	854	0.2%
Narcote, LLC - Term Loan (1)(9)	Industrials	SOFR + 7.00% (1.00% floor)	11.47%	3/30/2027	3,216	3,166	3,177	0.9%
Narcote, LLC - Term Loan (1)(9)	Industrials	SOFR + 7.00% (1.00% floor)	11.47%	3/30/2027	5,360	5,276	5,295	1.5%
Nuspire, LLC - Delayed Draw Loan (4)(8)(9)	Software & Services	SOFR + 5.75% (1.00% floor)	10.21%	5/25/2027	—	(39)	(198)	-0.1%
Nuspire, LLC - Revolving Credit Line (4)(8)(9)	Software & Services	SOFR + 5.75% (1.00% floor)	10.21%	5/25/2027	—	(15)	(40)	0.0%
Nuspire, LLC - Term Loan (9)	Software & Services	SOFR + 5.75% (1.00% floor)	10.21%	5/25/2027	7,000	6,873	6,685	1.8%
OneCare Media, LLC - Term Loan D	Media	L + 6.50% (1.00% floor)	10.89%	9/29/2026	957	938	936	0.3%
OneCare Media, LLC -Revolving Credit Line (4)(8)	Media	L + 6.50% (1.00% floor)	10.89%	9/29/2026	—	(31)	(45)	0.0%
OneCare Media, LLC -Term Loan A	Media	L + 6.50% (1.00% floor)	10.89%	9/29/2026	11,389	11,210	11,139	3.1%
OneCare Media, LLC - Term Loan B	Media	L + 6.50% (1.00% floor)	10.89%	9/29/2026	2,526	2,482	2,470	0.7%
OneCare Media, LLC - Term Loan C	Media	L + 6.50% (1.00% floor)	10.89%	9/29/2026	1,577	1,548	1,543	0.4%
Peak Technologies -Term Loan	Software & Services	SOFR + 6.25% (1.00% floor)	10.61%	7/22/2027	28,725	28,114	27,720	7.6%
PJW Ultimate Holdings LLC - Delayed Draw Term Loan (4)(8)	Consumer Services	L + 6.00% (1.00% floor)	10.39%	11/17/2026	3,561	3,495	3,433	0.9%
PJW Ultimate Holdings LLC -Revolving Credit Line (4)(8)	Consumer Services	L + 6.00% (1.00% floor)	10.39%	11/17/2026	214	181	150	0.0%
PJW Ultimate Holdings LLC -Term Loan	Consumer Services	L + 6.00% (1.00% floor)	10.39%	11/17/2026	9,766	9,608	9,473	2.6%
Raven Engineered Films, Inc. -Revolving Credit Line (4)(8)(9)	Industrials	SOFR + 7.00% (1.00% floor)	11.47%	4/29/2027	—	(65)	(113)	0.0%
Raven Engineered Films, Inc. -Term Loan (9)	Industrials	SOFR + 7.00% (1.00% floor)	11.47%	4/29/2027	22,055	21,658	21,393	5.9%
Rushmore Intermediate -Delayed Draw Loan (4)(8)	Health Care Equipment & Services	L + 7.00% (0.75% floor)	11.77%	11/1/2027	877	858	829	0.2%
Rushmore Intermediate - Revolving Credit Line (4)(8)	Health Care Equipment & Services	L + 7.00% (0.75% floor)	11.77%	11/1/2027	—	(22)	(48)	0.0%
Rushmore Intermediate -Term Loan	Health Care Equipment & Services	L + 7.00% (0.75% floor)	11.77%	11/1/2027	12,096	11,891	11,661	3.2%

Portfolio Company(1)(3)(7)	Industry	Spread Above Index	Interest Rate	Maturity Date	Principal / Shares	Amortized Cost	Fair Value	Percentage of Net Assets(2)
S4T Holdings Corp. - Delayed Draw Loan (4)(8)(9)	Commercial & Professional Services	SOFR + 6.00% (1.00% floor)	10.47%	12/28/2026	—	(62)	(155)	0.0%
S4T Holdings Corp. - Term Loan (9)	Commercial & Professional Services	SOFR + 6.00% (1.00% floor)	10.47%	12/28/2026	26,021	25,592	25,501	7.0%
Select Rehabilitation - Term Loan	Health Care Equipment & Services	SOFR + 8.50% (1.00% floor)	13.19%	10/19/2027	20,100	19,608	19,517	5.4%
The Smilist Management, Inc. -Delayed Draw Loan A	Health Care Providers & Services	SOFR + 6.50% (1.00% floor)	10.86%	12/23/2025	2,743	2,710	2,620	0.7%
The Smilist Management, Inc. -Delayed Draw Loan B	Health Care Providers & Services	SOFR + 6.50% (1.00% floor)	10.86%	12/23/2025	5,842	5,770	5,580	1.5%
The Smilist Management, Inc. -Delayed Draw Loan C (4)(8)	Health Care Providers & Services	SOFR + 6.50% (1.00% floor)	10.86%	12/23/2025	787	751	579	0.2%
The Smilist Management, Inc. -Revolving Credit Line (4)(8)	Health Care Providers & Services	L + 6.00% (1.00% floor)	10.39%	12/23/2025	—	(6)	(25)	0.0%
The Smilist Management, Inc. -Term Loan	Health Care Providers & Services	SOFR + 6.50% (1.00% floor)	10.86%	12/23/2025	4,946	4,888	4,723	1.3%
VardimanBlack Holdings LLC -Delayed Draw Loan (4)(8)(9)	Health Care Equipment & Services	SOFR + 7.00% (0.50% floor)	11.46%	3/18/2027	6,802	6,739	6,632	1.8%
VardimanBlack Holdings LLC -Delayed Draw Loan 1st Amend (4)(8)(9)	Health Care Equipment & Services	SOFR + 7.00% (0.50% floor)	11.46%	3/18/2027	9,851	9,735	9,573	2.6%
VardimanBlack Holdings LLC - Term Loan (9)	Health Care Equipment & Services	SOFR + 7.00% (0.50% floor)	11.46%	3/18/2027	8,187	8,112	7,982	2.2%
Vecta Environmental Services - Delayed Draw Term Loan (4)(8)	Industrials	SOFR + 6.25% (1.00% floor)	10.99%	12/30/2027	—	(25)	(49)	0.0%
Vecta Environmental Services - Revolving Credit Line (4)(8)	Industrials	SOFR + 6.25% (1.00% floor)	10.71%	12/30/2027	124	106	106	0.0%
Vecta Environmental Services - Term Loan	Industrials	SOFR + 6.25% (1.00% floor)	10.99%	12/30/2027	8,160	7,997	7,997	2.2%
Whitestone Home Furnishings, LLC - Term Loan	Consumer Durables & Apparel	L + 9.00% (1.00% floor)	13.39%	8/20/2026	15,379	15,140	14,287	3.9%
Wilnat, Inc. - Revolving Credit Line (4)(8)	Capital Goods	L + 6.00% (1.00% floor)	10.39%	12/29/2026	—	(20)	—	0.0%
Wilnat, Inc. - Term Loan	Capital Goods	L + 6.00% (1.00% floor)	10.39%	12/29/2026	12,222	12,018	12,222	3.4%
Total First Lien Senior Secured					365,885	359,158	352,041	96.8%
Total Debt Investments					365,885	359,158	352,041	96.8%
Equity Investments
Preferred Equity
Atlas US Holdings, LP -Class B-2 Units (6)	Diversified Financials	NA	NA	NA	857,787	$873	$700	0.2%
TVG OCM III (FT) Blocker, LLC - Class B Units (6)	Media	NA	NA	NA	706	706	997	0.3%
Total Preferred Equity						1,579	1,697	0.5%
Common Equity
190 Octane Holdings, LLC - series A-1 units (6)(10)	Consumer Services	NA	NA	NA	223,551	$377	$420	0.1%
Rushmore Lender Co-Invest Blocker, LLC - Common Stock (6)	Health Care Equipment & Services	NA	NA	NA	537,606	539	481	0.1%
Sea-K Investors, LLC -Class A Units (6)(10)	Consumer Durables & Apparel	NA	NA	NA	333,730	733	205	0.1%
Vistria ESS Holdings, LLC -Equity (6)	Commercial & Professional Services	NA	NA	NA	326	327	390	0.1%
Total Common Equity						1,976	1,496	0.4%
Total Equity Investments						3,555	3,193	0.9%
Total Investments						$362,713	355,234	97.7%
Liabilities in Excess of Other Assets							9,274	2.3%
Net Assets							$364,508	100.0%

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
(10)
Ownership of this investment is through a wholly-owned subsidiary.

The following table shows the portfolio composition by industry grouping based on fair value at December 31, 2022:

	At December 31, 2022
Industry	Investments at Fair Value	Percentage of Total Portfolio
Health Care Equipment & Services	$69,303	19.6%
Software & Services	47,933	13.6
Diversified Financials	42,991	12.1
Industrials	38,660	10.9
Consumer Services	37,475	10.5
Consumer Durables & Apparel	28,926	8.1
Commercial & Professional Services	25,736	7.2
Media	17,040	4.8
Health Care Providers & Services	13,477	3.8
Capital Goods	12,222	3.4
Health Care Technology	11,503	3.2
Technology Hardware & Equipment	9,968	2.8
	$355,234	100%

The accompanying notes are an integral part of these consolidated financial statements.

COMMONWEALTH CREDIT PARTNERS BDC I, INC.

CONSOLIDATED NOTES TO FINANCIAL STATEMENTS

(in thousands, except share and per share amounts, percentages, and as otherwise indicated)

December 31, 2023

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

On February 7, 2022, the Company established CCP BDC California LLC, a California limited liability company that is a disregarded entity for tax purposes, which has been established to acquire investments in the State of California, as required by California law. Prior to February 7, 2022, financial information presented represents Commonwealth Credit Partners BDC I, Inc. only.

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

1)
Investments for which market quotations are readily available on an exchange are valued at such market quotations based on the closing price indicated from independent pricing services
2)
Investments for which indicative prices are obtained from various pricing services and/or brokers or dealers are valued through a multi- step valuation process, as described below, to determine whether the quote(s) obtained is representative of fair value in accordance with GAAP.

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

Investment Classification

The Company classifies its investments in accordance with the requirements of the 1940 Act. Under the 1940 Act, “Control” is defined as the power to exercise a controlling influence over the management or policies of a company, unless such power is solely the result of an official position with such company. In addition, in accordance with Section 2(a)(9) of the 1940 Act, any person who owns beneficially, either directly or through one or more controlled companies, more than 25% of the voting securities of a company shall be presumed to control such company. Any person who does not so own more than 25% of the voting securities of any company shall be presumed not to control such company. Any person who does not so own more than 25% of the voting securities of any company and/or does not have the power to exercise control over the management or policies of such portfolio company shall be presumed not to control such company. Consistent with the 1940 Act, “Affiliated Investments” are defined as those investments in companies in which the Company owns 5% or more of the voting securities. Consistent with the 1940 Act, “Non-affiliated Investments” are defined as investments that are neither Control Investments nor Affiliated Investments. As of December 31, 2023 and as of December 31, 2022, the Company did not “control” and was not an “affiliated person” of any of its portfolio companies, each as defined in the 1940 Act, except as noted as of December 31, 2023 in the consolidated schedule of investments.

Cash and Cash Equivalents

Cash and cash equivalents include cash held in banks and short-term, liquid investments in a money market deposit account. Cash and cash equivalents are carried at cost which approximates fair value. The Company deposits at financial institutions for its cash and cash equivalents may exceed FDIC insured limits under applicable law.

The Company considers all highly liquid investments with a maturity of three months or less, when acquired, to be cash equivalents. As of December 31, 2023 and December 31, 2022, the Company held cash and cash equivalents in the form of money market fund shares held in First American Government Obligations Fund with a fair value of $2.5 million and $3.8 million, respectively, representing 0.47% and 1.04%, respectively, of the Company’s net assets. Cash equivalents in the form of money market fund shares are valued at their reported net asset value (generally $1 per share) on the measurement date, and are categorized within Level 1 of the fair value hierarchy under ASC 820, as inputs in the valuation are observable.

Organizational Expenses and Offering Costs

Organizational expenses consist of costs incurred to establish the Company and enable it legally to do business. Organization costs are expensed as incurred. Offering costs consist of costs incurred in connection with the offering of Common Stock of the Company. Offering costs are capitalized as a deferred charge and amortized to expense on a straight-line basis over 12 months from the inception date. Offering costs expensed for the years ended December 31, 2023 and December 31, 2022 were $0 and $0.09 million, respectively. As of December 31, 2023 and December 31, 2022, no offering costs were deferred.

The Company bears the organizational expenses and offering costs incurred in connection with the formation of the Company and the offering of shares of its Common Stock, including the out-of-pocket expenses of the Investment Adviser and its agents and affiliates. In addition, the Company will reimburse the Investment Adviser for the organizational expenses and offering costs it incurs on the Company’s behalf. For the period from the Inception Date through December 31, 2023, the Company had incurred $0.48 million of organizational costs. If actual organizational expenses and offering costs incurred exceed $0.75 million, the Investment Adviser or its affiliate bear the excess costs.

Deferred Financing Costs

Financing costs incurred in connection with the Company’s credit facilities are capitalized and amortized into expense using the straight-line method, which approximates the effective yield method over the life of the respective facility. See Note 5—Borrowings.

Revenue Recognition

Interest Income

Interest income, adjusted for amortization of premium and accretion of discount, is recorded on an accrual basis. Discount and premium on investments purchased are accreted/amortized over the expected life of the respective investment using the effective yield method. Loan origination fees, original issue discount (“OID”) and market discounts or premiums are capitalized and amortized into interest income using the effective interest method. Upon prepayment of a loan or debt security, any prepayment premiums, unamortized upfront loan origination fees and unamortized discounts are recorded as interest income. The Company may have loans in its portfolio that contain a payment-in-kind ("PIK") interest provision. PIK interest is accrued and recorded as income at the contractual rates, if deemed collectible. The PIK interest is added to the principal balance on the capitalization date and is generally due at maturity or when deemed by the issuer. For the years ended December 31, 2023, 2022, and 2021, the Company recognized PIK interest from investments of $447 thousand, $0, and $0, respectively, which is included in Interest Income on the Consolidated Statements of Operations.

Fee Income

Fee income, such as structuring fees, loan monitoring, amendment, syndication, commitment, termination, and other loan fees are recognized as income when earned, or amortized into fee income. Upon the re-payment of a loan or debt security, any prepayment penalties and unamortized loan fees are recorded as fee income.

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

The following table presents fair value measurements of investments, by major class, as of December 31, 2023, according to the fair value hierarchy:

	Fair Value Measurements
	Level 1	Level 2	Level 3	Totals
First Lien Senior Secured	$—	$—	$612,403	$612,403
Equity	—	—	6,173	6,173
Total	$—	$—	$618,576	$618,576

The following table presents fair value measurements of investments, by major class, as of December 31, 2022, according to the fair value hierarchy:

	Fair Value Measurements
	Level 1	Level 2	Level 3	Totals
First Lien Senior Secured	$—	$—	$352,041	$352,041
Equity	—	—	3,193	3,193
Total	$—	$—	$355,234	$355,234

The following table provides a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the year ended December 31, 2023:

	First Lien Senior Secured	Equity	Total
Balance as of December 31, 2022	$352,041	$3,193	$355,234
Purchases and other adjustments to cost	302,416	3,449	305,865
Sales and repayments	(38,697)	—	(38,697)
Net realized gain/(loss)	(3,322)	(732)	(4,054)
Net change in unrealized gain/(loss) on investments	(2,099)	263	(1,836)
Net accretion of discount on investments	2,064	—	2,064
Balance as of December 31, 2023	$612,403	$6,173	$618,576
Net change in unrealized appreciation for the period relating to those Level 3 assets that were still held by the Company at the end of the period:	$(2,293)	$(263)	$(2,556)

The following table provides a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the year ended December 31, 2022:

	First Lien Senior Secured	Equity	Total
Balance as of December 31, 2021	$135,926	$2,549	$138,475
Purchases and other adjustments to cost	241,576	1,250	242,826
Sales and repayments	(18,950)	—	(18,950)
Net realized gain/(loss) on investments	50	—	50
Net change in unrealized gain/(loss) on investments	(7,424)	(606)	(8,030)
Net accretion of discount on investments	863	—	863
Balance as of December 31, 2022	$352,041	$3,193	$355,234
Net change in unrealized gain/loss for the period relating to those Level 3 assets that were still held by the Company at the end of the period:	$(7,424)	$(606)	$(8,030)

Purchases represent the acquisition of new investments at cost, and PIK capitalization. Sales and repayments represent principal payments received during the period.

Significant Unobservable Inputs

The following table summarizes the significant unobservable inputs used to value Level 3 investments as of December 31, 2023. The table is not intended to be all-inclusive, but instead identifies the significant unobservable inputs relevant to the determination of fair values.

				Selected Input Range
Asset Category	Fair Value	Primary Valuation Technique	Unobservable Inputs	Minimum	Maximum	Weighted Average (a)
First Lien Senior Secured	$600,565	Discounted Cash Flow	Discount Rate	9.2%	19.9%	12.4%
First Lien Senior Secured	11,838	Market Comparables	EBITDA Multiple	6.0x	8.0x	7.0x
Equity	498	Market Comparables	Revenue Multiple	2.3x	2.5x	2.4x
Equity	5,675	Market Comparables	EBITDA Multiple	5.5x	15.5x	10.3x
Total	$618,576

(a)
Weighted averages are calculated based on fair value of investments.

The following table summarizes the significant unobservable inputs used to value Level 3 investments as of December 31, 2022. The table is not intended to be all-inclusive, but instead identifies the significant unobservable inputs relevant to the determination of fair values.

				Selected Input Range
Asset Category	Fair Value	Primary Valuation Technique	Unobservable Inputs	Minimum	Maximum	Weighted Average (a)
First Lien Senior Secured	$352,041	Discounted Cash Flow	Discount Rate	9.8%	20.0%	12.5%
Equity	481	Market Comparables	Revenue Multiple	2.7x	2.9x	2.8x
Equity	2,712	Market Comparables	EBITDA Multiple	7.0x	16.5x	11.3x
Total	355,234

(a)
Weighted averages are calculated based on fair value of investments.

There were no significant changes in valuation approach or technique as of December 31, 2023 and December 31, 2022.

Level 3 inputs to the valuation methodology are unobservable and significant to overall fair value measurement. The inputs into the determination of fair value require significant management judgment or estimation. Financial instruments that are included in this category include investments in privately held entities where the fair value is based on unobservable inputs.

The income and market approaches were used in the determination of fair value of certain Level 3 assets as of December 31, 2023 and December 31, 2022. The significant unobservable inputs used in the income approach are the discount rate or market yield used to discount the estimated future cash flows expected to be received from the underlying investment, which include both future principal and interest payments and any other end of term fees, as applicable. Included in the consideration and selection of discount rates are factors such as risk of default, interest rate risk, and changes in credit quality. The significant unobservable inputs used in the market approach are based on market comparable transactions and market multiples of publicly traded comparable companies. Increases or decreases in the valuation multiples in isolation may result in higher or lower fair value measurement, respectively, and increases or decreases in the discount rate in isolation may result in lower or higher fair value measurement, respectively.

As of December 31, 2023, the Company had two portfolio companies on a non-accrual status with a cost of $41,970 and market value of $34,501. As of December 31, 2022, the Company had no portfolio companies on non-accrual status. Refer to Note 2—Summary of Significant Accounting Policies—for additional details regarding the Company’s non-accrual policy.

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

Operating Advisory Group, LLC (“OAG”), is a consulting firm that exclusively provides management consulting services, substantially all of which are provided to portfolio companies of Comvest Partners’ affiliated funds investing in a control equity strategy. The Company also engages OAG to provide assistance with certain discrete diligence and other matters in connection with the Company’s investing activities. For the years ended December 31, 2023 and 2022 and the period from January 15, 2021 (Inception Date) through December 31, 2021, OAG charged $16, $11, and $5, respectively, for due diligence services which were paid by portfolio companies of the Company. In addition, for the years ended December 31, 2023 and 2022 and the period from January 15,

2021 (Inception Date) through December 31, 2021, OAG charged the Company $0, $2, and $0, respectively, for diligence expense which were paid by the Company. While neither the Company nor any of its affiliates or personnel own or share in any portion of the economics received by OAG, an affiliate of the Investment Adviser has been granted an option to acquire the shares of OAG’s parent company at a nominal value.

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

For the years ended December 31, 2023 and December 31, 2022 and for the period January 15, 2021 (Inception Date) to December 31, 2021, the Company incurred $5.41 million, $2.72 million, and $0.44 million, respectively, in Management Fees under the Investment Advisory Agreement.

The Investment Adviser has chosen to voluntarily waive $0, $0.12 million, and $0.13 million of management fees earned in accordance with the Investment Advisory Agreement for the years ended December 31, 2023 and 2022 and the period from January 15, 2021 (Inception Date) through December 31, 2021, respectively. Any fees waived under the Investment Advisory Agreement are not subject to reimbursement to the Investment Adviser.

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

For the year ended December 31, 2023, the Company incurred $2.14 million in incentive fees under the Investment Advisory Agreement. For the year ended December 31, 2022 and for the period January 15, 2021 (Inception Date) through December 31, 2021, there was no incentive fee earned.

The Investment Adviser has chosen to voluntarily waive $63.1 thousand, $0, and $0, respectively, of incentive fees in accordance with the Investment Advisory Agreement for the years ended December 31, 2023 and December 31, 2022 and for the period January 15, 2021 (Inception Date) through December 31, 2021. Any fees waived under the Investment Advisory Agreement are not subject to reimbursement to the Investment Adviser.

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

The Administrator has hired a third-party ("Sub-Administrator") to assist with the provision of administration services. For the years ended December 31, 2023 and December 31, 2022 and the period from January 15, 2021 (Inception Date) through December 31, 2021, the Company incurred $0.31 million, $0.18 million, and $0.08 million, respectively, in administrative service fees under the administration agreement, payable to the sub-administrator. Administration service fees are included in other general and administrative expenses on the Statements of Operations.

Co-Investment Relief

The 1940 Act generally prohibits BDCs from entering into negotiated co-investments with affiliates absent an order from the SEC. On August 2, 2021, the SEC granted the Company exemptive relief (the “Order”) that allows it to enter into certain negotiated co-investment transactions alongside other funds managed by the Investment Adviser or its affiliates (“Affiliated Funds”) in a manner consistent with its investment objective, positions, policies, strategies, and restrictions as well as regulatory requirements and other pertinent factors, subject to compliance with the conditions of the Order. Pursuant to the Order, the Company is permitted to co-invest with its affiliates if, among other things, a “required majority” (as defined in Section 57(o) of the 1940 Act) of the Company’s Independent Directors make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the transactions, including the consideration to be paid, are reasonable and fair to the Company and the Company’s stockholders and do not involve overreaching in respect of the Company or the Company’s stockholders on the part of any person concerned, and (2) the transaction is consistent with the interests of the Company’s stockholders and is consistent with the Company’s investment objective and strategies. On August 16, 2023, the Company filed an application for an order to amend the Order pursuant to Sections 17(d) and 57(i) of the 1940 Act and Rule 17d-1 thereunder, permitting certain joint transactions otherwise prohibited by Sections 17(d) and 57(a)(4) of the 1940 Act.

Note 5—Borrowings

Goldman Credit Facility

On August 11, 2021, the Company entered into a Credit Agreement (together with the exhibits and schedules thereto, (the "Goldman Credit Facility") as the borrower and Goldman Sachs Bank USA (“Goldman Sachs”) as the lender. The Goldman Credit Facility is structured as a revolving credit facility secured by the capital commitments of the Company’s subscribed investors and certain related assets. On September 27, 2021, the Credit Agreement was amended, pursuant to which the maximum loan amount was increased to the lesser of $130 million and the Borrowing Base.

The Goldman Credit Facility is uncommitted and matures on the earlier of (i) the date on which either the Company or lender provide written notice of termination to the other party and (ii) the date that is 30 days prior to the last date on which the Company may issue capital drawdowns to its investors. Under the Goldman Credit Facility, the Company is permitted to borrow up to the lesser of $130 million and the Borrowing Base. The “Borrowing Base” is based upon the unfunded capital commitments of certain subscribed investors in the Company that have been approved by Goldman Sachs and meet certain criteria. The advance rate for such investors is currently 90%. The "Borrowing Base" was $130 million at December 31, 2023. The Goldman Credit Facility contains certain customary affirmative and negative covenants and events of default. The Goldman Credit Facility bears interest at a rate Term SOFR + 2.82% per weighted average annualized interest cost annum.

The weighted average annualized interest cost for all borrowings for the years ended December 31, 2023 and December 31, 2022 and for the period January 15, 2021 (Inception Date) through December 31, 2021, was 7.96%, 5.08%, and 2.86%,, respectively. The average daily debt outstanding for the years ended December 31, 2023 and December 31, 2022 and for the period January 15, 2021 (Inception Date) through December 31, 2021, was $69.4 million, $53.49 million, and $20.71 million, respectively. The maximum debt outstanding for the years ended December 31, 2023 and December 31, 2022 and for the period January 15, 2021 (Inception Date) through December 31, 2021, was $101.5 million, $122 million, and $113 million, respectively.

The following table represents borrowings as of December 31, 2023:

	Total Aggregate Borrowing Capacity	Total Principal Outstanding	Less Deferred Financing Costs	Amount per Statements of Assets and Liabilities
Goldman Credit Facility	$130,000	$100,800	$50	$100,750
Total	$130,000	$100,800	$50	$100,750

The following table represents interest and debt fees for the year ended December 31, 2023:

	For the Year Ended December 31, 2023
	Interest Rate(2)	Interest Expense	Deferred Financing Costs(1)	Other Fees(1)
Goldman Credit Facility	SOFR + 2.82%	$5,569	$33	$130
Total		$5,569	$33	$130

(1)
Amortization of deferred financing costs and other fees are included in interest expense on the Consolidated Statements of Operations.
(2)
As of December 31, 2023, the 1-month SOFR rate was 5.35%.

The following table represents borrowings as of December 31, 2022:

	Total Aggregate Borrowing Capacity	Total Principal Outstanding(1)	Less Deferred Financing Costs	Amount per Statements of Assets and Liabilities
Goldman Credit Facility	$130,000	$—	$83	$(83)
Total	$130,000	$—	$83	$(83)

(1)
As of December 31, 2022, all principal borrowings had been repaid.

The following table represents interest and debt fees for the year ended December 31, 2022:

	For the Year Ended December 31, 2022
	Interest Rate(2)	Interest Expense	Deferred Financing Costs(1)	Other Fees(1)
Goldman Credit Facility	SOFR + 2.82%	$2,699	$33	$130
Total		$2,699	$33	$130

(1)
Amortization of deferred financing costs and other fees are included in interest expense on the Consolidated Statements of Operations.
(2)
As of December 31, 2022, the 1-month SOFR rate was 4.36%.

The following table represents interest and debt fees for the period from January 15, 2021 (Inception Date) to December 31, 2021:

	For the Period January 15, 2021 (Inception Date) through December 31, 2021
	Interest Rate(2)(3)	Interest Expense	Deferred Financing Costs(1)	Other Fees(1)
Goldman Credit Facility	L+2.70% and SOFR + 2.82%	$158	$6	$43
Total		$158	$6	$43

(1)
Amortization of deferred financing costs and other fees are included in interest expense on the Consolidated Statements of Operations.
(2)
As of December 31, 2022, the 1-month SOFR rate was 0.05%.
(3)
Interest rate of LIBOR plus 2.70% until September 30, 2021, and a rate of SOFR plus 2.82% thereafter.

At December 31, 2023, the carrying amount of the Company’s secured borrowings on the Goldman Sachs Credit Facility approximated their fair value in accordance with ASC 820. As of December 31, 2023, the fair value of the Company’s borrowings are deemed to be a Level 3 measurement, as defined in Note 3—Fair Value of Financial Instruments. At December 31, 2022 the Company did not have any outstanding balance on its secured borrowings on the Goldman Sachs Credit Facility.

Note 6—Commitments and Contingencies

Commitments

In the ordinary course of business, the Company may enter into future funding commitments. As of December 31, 2023 and December 31, 2022, the Company had unfunded commitments on delayed draw term loans and revolving credit lines of $58.4 million and $55.0 million, respectively. The Company maintains sufficient cash on hand, unfunded Capital Commitments, and available borrowings from the Goldman Credit Facility to fund such unfunded commitments.

As of December 31, 2023, the Company’s unfunded commitments consisted of the following:

Portfolio Company Name	Investment Type	Commitment Type	Unfunded Commitments
190 Octane Financing	First Lien Senior Secured	Revolving Credit Line	$571
ACT Acquisition	First Lien Senior Secured	Delayed Draw Loan	1,703
ACT Acquisition	First Lien Senior Secured	Revolving Credit Line	774
Aurora Solutions LLC	First Lien Senior Secured	Revolving Credit Line	766
Batteries Plus Holding Corporation	First Lien Senior Secured	Revolving Credit Line	2,158
BKH	First Lien Senior Secured	Delayed Draw Loan	2,136
Cardiovascular Logistics	First Lien Senior Secured	Delayed Draw Loan	4,733
CreditAssociates, LLC	First Lien Senior Secured	Delayed Draw Loan	1,167
CheckedUp	First Lien Senior Secured	Delayed Draw Loan	1,753
CheckedUp	First Lien Senior Secured	Revolving Credit Line	264
Educators Publishing Service	First Lien Senior Secured	Revolving Credit Line	1,774
Fiesta Holdings	First Lien Senior Secured	Revolving Credit Line	923
Firebirds	First Lien Senior Secured	Delayed Draw Loan	1,382
Firebirds	First Lien Senior Secured	Revolving Credit Line	691
Hasa	First Lien Senior Secured	Delayed Draw Loan	1,616
Hasa	First Lien Senior Secured	Revolving Credit Line	1,367
Kemper Sports Management	First Lien Senior Secured	Delayed Draw Loan	983
Kemper Sports Management	First Lien Senior Secured	Revolving Credit Line	1,676
MerchantWise Solutions, LLC	First Lien Senior Secured	Delayed Draw Loan	403
MerchantWise Solutions, LLC	First Lien Senior Secured	Revolving Credit Line	1,311
Mollie Funding II LLC	First Lien Senior Secured	Delayed Draw Loan	576
Mollie Funding II LLC	First Lien Senior Secured	Revolving Credit Line	910
Narcote, LLC	First Lien Senior Secured	Revolving Credit Line	218
National Debt Relief	First Lien Senior Secured	Revolving Credit Line	2,189
Nuspire, LLC	First Lien Senior Secured	Revolving Credit Line	879
Oak Dental	First Lien Senior Secured	Delayed Draw Loan	7,334
Oak Dental	First Lien Senior Secured	Revolving Credit Line	516
OAO Acquisitions	First Lien Senior Secured	Delayed Draw Loan	1,317
OAO Acquisitions	First Lien Senior Secured	Revolving Credit Line	659
OneCare Media, LLC	First Lien Senior Secured	Revolving Credit Line	2,056
PJW Ultimate Holdings LLC	First Lien Senior Secured	Revolving Credit Line	1,647
Planet DDS	First Lien Senior Secured	Delayed Draw Loan	756
Raven Engineered Films, Inc.	First Lien Senior Secured	Revolving Credit Line	3,770
Rushmore Intermediate	First Lien Senior Secured	Delayed Draw Loan	175
Rushmore Intermediate	First Lien Senior Secured	Revolving Credit Line	1,344
Vecta Environmental Services	First Lien Senior Secured	Delayed Draw Loan	2,473
Vecta Environmental Services	First Lien Senior Secured	Revolving Credit Line	618
Venu+	First Lien Senior Secured	Revolving Credit Line	369
West Creek Financial SPV	First Lien Senior Secured	Delayed Draw Loan	1,203
Wilnat, Inc.	First Lien Senior Secured	Revolving Credit Line	1,235
Total			$58,395

As of December 31, 2022, the Company’s unfunded commitments consisted of the following:

Portfolio Company Name	Investment Type	Commitment Type	Unfunded Commitments
190 Octane Financing	First Lien Senior Secured	Delayed Draw Loan	$400
190 Octane Financing	First Lien Senior Secured	Revolving Credit Line	1,142
Aurora Solutions LLC	First Lien Senior Secured	Delayed Draw Loan	3,702
Aurora Solutions LLC	First Lien Senior Secured	Revolving Credit Line	766
Bradford Health Services	First Lien Senior Secured	Delayed Draw Loan	7,539
CheckedUp	First Lien Senior Secured	Delayed Draw Loan	2,356
CheckedUp	First Lien Senior Secured	Revolving Credit Line	1,508
CreditAssociates, LLC	First Lien Senior Secured	Revolving Credit Line	1,167
MerchantWise Solutions, LLC	First Lien Senior Secured	Delayed Draw Loan	1,002
MerchantWise Solutions, LLC	First Lien Senior Secured	Revolving Credit Line	1,542
Narcote, LLC	First Lien Senior Secured	Revolving Credit Line	490
Nuspire, LLC	First Lien Senior Secured	Delayed Draw Loan	4,397
Nuspire, LLC	First Lien Senior Secured	Revolving Credit Line	879
OneCare Media, LLC	First Lien Senior Secured	Revolving Credit Line	2,056
PJW Ultimate Holdings LLC	First Lien Senior Secured	Delayed Draw Loan	682
PJW Ultimate Holdings LLC	First Lien Senior Secured	Revolving Credit Line	1,925
Raven Engineered Films, Inc	First Lien Senior Secured	Revolving Credit Line	3,770
Rushmore Intermediate	First Lien Senior Secured	Delayed Draw Loan	467
Rushmore Intermediate	First Lien Senior Secured	Revolving Credit Line	1,344
S4T Holdings Corp.	First Lien Senior Secured	Delayed Draw Loan	7,730
The Smilist Management, Inc.	First Lien Senior Secured	Delayed Draw Loan-C	3,842
The Smilist Management, Inc.	First Lien Senior Secured	Revolving Credit Line	549
VardimanBlack Holdings LLC	First Lien Senior Secured	Delayed Draw Loan-1st Amendment	1,258
Vecta Environmental Services	First Lien Senior Secured	Delayed Draw Loan	2,473
Vecta Environmental Services	First Lien Senior Secured	Revolving Credit Line	742
Wilnat, Inc.	First Lien Senior Secured	Revolving Credit Line	1,235
Total			$54,963

The unrealized appreciation or depreciation associated with unfunded portfolio company commitments is recorded in the financial statements and reflected as an adjustment to the valuation of the related security in the Consolidated Schedule of Investments as of December 31, 2023 and December 31, 2022. The par amount of the unfunded portfolio company commitments is not recognized by the Company until the commitment is funded.

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

Litigation and Regulatory Matters

In the ordinary course of its business, the Company, our wholly-owned direct subsidiaries, the Investment Adviser, and the Administrator may become subject to litigation, claims, and regulatory matters. The Company has no knowledge of material legal or regulatory proceedings pending or known to be contemplated against the Company, Investment Adviser, and Administrator at this time.

Indemnifications

In the ordinary course of its business, the Company may enter into contracts or agreements that contain indemnifications or warranties. Future events could occur that lead to the execution of these provisions against the Company. Based on its history and experience, management feels that the likelihood of such an event is remote.

Note 7—Capital

Investor Commitments

As of December 31, 2023, the Company had $656.6 million, in Capital Commitments, of which $186.6 million, were unfunded. As of December 31, 2022, the Company had $656.6 million, in Capital Commitments, of which $301.6 million, were unfunded.

Capital Drawdowns

The following table summarizes the total shares issued and proceeds (in thousands) related to capital drawdowns for the year ended December 31, 2023:

Share Issue Date	Shares Issued	Net Proceeds Received
February 24, 2023	87,145	$85,000
June 21, 2023	30,797	30,000
Total Shares Issued	117,942	$115,000

The following table summarizes the total shares issued and net proceeds (in thousands) through the Dividend Reinvestment Plan (“DRIP”) for the year ended December 31, 2023:

Share Issue Date	Shares Issued	Net Proceeds
March 28, 2023	10,772	$10,507
June 28, 2023	12,482	12,158
September 28, 2023	13,136	12,873
December 28, 2023	19,402	19,010
Total Shares Issued	55,792	$54,548

The following table summarizes the total shares issued and proceeds related to capital drawdowns for the year ended December 31, 2022:

Share Issue Date	Shares Issued	Net Proceeds Received
May 6, 2022	59,892	$60,000
August 6, 2022	25,062	25,000
October 19, 2022	30,151	30,000
December 20, 2022	100,506	100,000
Total Shares Issued	215,611	$215,000

The following table summarizes the total shares issued and net proceeds (in thousands) through the Dividend Reinvestment Plan (“DRIP”) for the year ended December 31, 2022:

Share Issue Date	Shares Issued	Net Proceeds Received
March 29, 2022	1,694	$1,687
June 28, 2022	2,826	2,831
September 28, 2022	4,152	4,142
December 28, 2022	8,802	8,758
Total Shares Issued	17,474	$17,418

The following table summarizes the total shares issued and proceeds related to capital drawdowns for the period from January 15, 2021 (Inception Date) through December 31, 2021:

Share Issue Date	Shares Issued	Net Proceeds Received
June 14, 2021	1	$1
August 17, 2021	29,999	29,999
September 28, 2021	20,000	20,000
December 23, 2021	90,620	90,000
Total Shares Issued	140,620	$140,000

No shares were issued through the Dividend Reinvestment Plan (“DRIP”) for the period from January 15, 2021 (Inception Date) through December 31, 2021.

As of December 31, 2023 and December 31, 2022, 5,479 and 3,740, respectively, of the Company’s common shares were owned by Comvest Group Holdings SPV II LLC, a wholly owned subsidiary of an affiliate of Comvest Partners.

Distributions and Dividends

Distributions declared for the years ended December 31, 2023 and December 31, 2022 and for the period from January 15, 2021 (Inception Date) through December 31, 2021, totaled approximately $54.5 million, $17.4 million, and $0.58 million, respectively.

The following table reflects distributions declared, per share by our Board for the fiscal year ended December 31, 2023:

Fiscal Year Ended	Date Declared	Record Date	Payment Date	Per Share Amount
December 31, 2023
First Quarter	March 27, 2023	March 27, 2023	March 28, 2023	$22.80
Second Quarter	June 27, 2023	June 27, 2023	June 28, 2023	$24.20
Third Quarter	September 27, 2023	September 27, 2023	September 28, 2023	$25.00
Fourth Quarter	December 27, 2023	December 28, 2023	December 28, 2023	$36.00

The following table reflects cash distributions, including dividends and returns of capital, if any, per share that have been declared by our Board for the fiscal year ended December 31, 2022:

Fiscal Year Ended	Date Declared	Record Date	Payment Date	Per Share Amount
December 31, 2022
First Quarter	March 28, 2022	March 28, 2022	March 29, 2022	$12.00
Second Quarter	June 27, 2022	June 27, 2022	June 28, 2022	$14.00
Third Quarter	September 27, 2022	September 27, 2022	September 28, 2022	$18.00
Fourth Quarter	December 27, 2022	December 27, 2022	December 28, 2022	$24.00

The following table reflects cash distributions, including dividends and returns of capital, if any, per share that have been declared by our Board for the period from January 15, 2021 (Inception Date) through December 31, 2021:

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

Note 8—Net Assets

The following table reflects the net assets activity for the year ended December 31, 2023:

	Common stock- shares	Common stock- par (1)	Additional paid in capital	Total distributable earnings (accumulated deficit)	Total net assets
Balance as of December 31, 2022	373,705	$—	$372,367	$(7,859)	$364,508
Issuance of common stock, net of issuance costs	117,942	1	115,000	—	115,001
Reinvestment of distributions	55,792	—	54,548	—	54,548
Distributions to Stockholders	—	—	—	(54,548)	(54,548)
Net investment Income (loss)		—	—	53,039	53,039
Net realized gain (loss) from investment transactions	—	—	—	(4,054)	(4,054)
Net change in unrealized appreciation (depreciation) on investments	—	—	—	(1,836)	(1,836)
Tax reclassification of stockholders’ equity (See Note 11)	—	—	(5,561)	5,561	—
Balance as of December 31, 2023	547,439	$1	$536,354	$(9,697)	$526,658

(1)
Less than $1.

The following table reflects the net assets activity for the year ended December 31, 2022:

	Common stock-shares	Common stock-par (1)	Additional paid in capital	Total distributable earnings (accumulated deficit)	Total net assets
Balance as of December 31, 2021	140,620	$—	$139,949	$145	$140,094
Issuance of common stock, net of issuance costs	215,611	—	215,000	—	215,000
Reinvestment of distributions	17,474	—	17,418	—	17,418
Distributions to Stockholders	—	—	—	(17,418)	(17,418)
Net investment Income (loss)	—	—	—	17,394	17,394
Net realized gain (loss) from investment transactions	—	—	—	50	50
Net change in unrealized appreciation (depreciation) on investments	—	—	—	(8,030)	(8,030)
Tax reclassification of stockholders’ equity (See Note 11)	—	—	—	—	—
Balance as of December 31, 2022	373,705	$—	$372,367	$(7,859)	$364,508

(1)
Less than $1.

The following table reflects the net assets activity for the period from January 15, 2021 (Inception Date) through December 31, 2021:

	Common stock- shares	Common stock- par	Additional paid in capital	Total distributable earnings (accumulated deficit)	Total net assets
Balance as of January 15, 2021 (Inception Date)	—	$—	$—	$—	$—
Issuance of common stock, net of issuance costs	140,620	—	140,000	—	140,000
Distributions to Stockholders	—	—	—	(575)	(575)
Net investment Income (loss)		—	—	100	100
Net realized gain (loss) from investment transactions	—	—	—	19	19
Net change in unrealized appreciation (depreciation) on investments	—	—	—	550	550
Tax reclassification of stockholders’ equity (See Note 11)	—	—	(51)	51	—
Balance as of December 31, 2021	140,620	$—	$139,949	$145	$140,094

Note 9—Earnings Per Share

Basic earnings per share is computed by dividing earnings available to common stockholders by the weighted average number of shares outstanding during the period. Other potentially dilutive shares, and the related impact to earnings, are considered when calculating earnings per share on a diluted basis. As of December 31, 2023 and December 31, 2022, there are no dilutive securities. The following information sets forth the computation of the weighted average basic and diluted net change in net assets per share resulting from operations for the years ended December 31, 2023 and December 31, 2022 and for the period January 15, 2021 (Inception Date) through December 31, 2021.

	For the Year Ended December 31, 2023	For the Year Ended December 31, 2022	For the Period from January 15, 2021 (Inception Date) through December 31, 2021
Net increase (decrease) in net assets resulting from operations	$47,149	$9,414	$669
Weighted average shares of common stock outstanding-basic and diluted	482,587	203,688	33,958
Earnings (loss) per share of common stock-basic and diluted	$97.70	$46.22	$19.70

Note 10—Financial Highlights

The following is a schedule of financial highlights for the years ended December 31, 2023, December 31, 2022 and for the period from January 15, 2021 (Inception Date) through December 31, 2021:

	For the Year Ended December 31, 2023	For the Year Ended December 31, 2022	For the Period from January 15, 2021 (Inception Date) through December 31, 2021
Per Common Share Operating Performance
Net Asset Value, Beginning of Period	$975.39	$996.26	$1,000.00
Results of Operations: (1)
Net Investment Income (Loss)	109.91	85.40	2.94
Net Realized and Unrealized Gain (Loss) on Investments	(15.26)	(38.27)	4.82
Net Increase (Decrease) in Net Assets Resulting from Operations	94.65	47.13	7.76
Distributions to Common Stockholders
Distributions from Net Investment Income	(105.29)	(68.00)	(11.50)
Distributions from Return of Capital	(2.71)	—	—
Net Decrease in Net Assets Resulting from Distributions	(108.00)	(68.00)	(11.50)
Net Asset Value, End of Period	$962.04	$975.39	$996.26
Shares Outstanding, End of Period	547,439	373,705	140,620
Total Return(3)	9.98%	4.75%	0.76%
Net assets, end of period	$526,658	$364,508	$140,094
Ratio/Supplemental Data
Weighted-average shares outstanding	482,587	203,688	33,958
Ratio of net investment income (loss) to average net assets without waiver(2)	11.23%	8.50%	(0.04)%
Ratio of net investment income (loss) to average net assets with waiver(2)	11.24%	8.56%	0.36%
Ratio of total expenses to average net assets without waiver(2)(5)	3.20%	3.51%	5.30%
Ratio of total expenses to average net assets with waiver(2)(5)	3.19%	3.45%	4.90%
Asset Coverage Ratio (6)	619%	N/A	224%
Portfolio turnover rate (4)	7.29%	7.65%	4.00%

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
(6)
Asset coverage ratio is presented as of December 31, 2023. No debt is outstanding as of December 31, 2022.

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

Permanent differences for financial reporting purposes related to the tax treatment of partnership adjustments, investments in wholly-owned subsidiaries, dividend reclassification, and return of capital. The following permanent differences were reclassified among the components of net assets for the years ended December 31, 2023 and December 31, 2022 and for the period January 15, 2021 (Inception Date) to December 31, 2021:

	2023	2022	2021
Increase/ (decrease) in Paid in Capital in Excess of Par	$(5,561)	$—	$(51)
Increase/ (decrease) in Distributable Earnings (Losses)	$5,561	$—	$51

Taxable income generally differs from net increase (decrease) in net assets resulting from operations for financial reporting purposes due to temporary and permanent differences in the recognition of income and expenses and generally excludes unrealized gain (loss) on investment transactions as investment gains and losses are not included in taxable income until they are realized.

The tax character of distributions paid during the years ended December 31, 2023 and December 31, 2022 and for the period ended January 15, 2021 (Inception Date) to December 31, 2021 were as follows:

	For the year ended December 31, 2023	For the year ended December 31, 2022	For the period from January 15, 2021 (Inception Date) through December 31, 2021
Ordinary Income	$53,213	$17,418	$575
Long-Term Capital Gains	—	—	—
Return of Capital	1,335	—	—

The tax basis components of distributable earnings/(accumulated losses) and reconciliation to accumulated earnings/(deficit) on a book basis as of December 31, 2023 and 2022 were as follows:

	2023	2022
Undistributed ordinary income—tax basis	$—	$33
Undistributed realized gains—tax basis	—	—
Net unrealized gain (loss) on investments	(9,315)	(7,479)
Other temporary differences	(382)	(413)
Total accumulated earnings (loss)—book basis	$(9,697)	$(7,859)

Capital losses in excess of capital gains earned in a tax year may generally be carried forward and used to offset capital gains, subject to certain limitations. Capital losses incurred by the Company are not subject to expiration and retain their character as either short-term or long-term capital losses. As of December 31, 2023 and 2022, the Company does not have a capital loss carryforward.

Management has analyzed the Company’s tax positions taken on federal income tax returns for all open years (fiscal years 2021, 2022, and 2023) and has concluded that no provision for uncertain income tax positions is required in the Company’s financial statements.

Excise Tax—Depending on the level of taxable income earned in a tax year, the Company may choose to carry forward taxable income in excess of current year dividend distributions into the next tax year and pay a 4.0% excise tax on such income, as required. To the extent that the Company determines that its estimated current year annual taxable income will be in excess of estimated current year dividend distributions for excise tax purposes, the Company accrues excise tax, if any, on estimated excess taxable income as taxable income is earned.

For tax purposes, the Company may elect to defer any portion of a post-October capital loss or late-year ordinary loss to the first day of the following fiscal year. As of December 31, 2023 and December 31, 2022, the Company elected to defer no ordinary losses. The Company elected to defer no post-October capital losses and no late-year ordinary losses as of December 31, 2023. The Company did not elect to defer any post-October capital losses or late-year ordinary losses as of December 31, 2022.

As of December 31, 2023, the Federal tax cost of investments was $627,891 resulting in estimated gross unrealized gains and losses of $4,840 and $14,155, respectively. As of December 31, 2022, the Federal tax cost of investments was $362,713 resulting in estimated gross unrealized gains and losses of $657 and $8,136, respectively.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

As of December 31, 2023 (the end of the period covered by this report), we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic United States Securities and Exchange Commission filings is recorded, processed, summarized and reported within the time periods specified in the United States Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

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

Management performed an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2023 based upon the criteria in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on management’s assessment, management determined that our internal control over financial reporting was effective as of December 31, 2023.

Due to the Company’s status as an “emerging growth company” under the JOBS Act, the Company was not required to obtain an attestation report from the Company’s independent registered public accounting firm on the Company’s internal control over financial reporting as of December 31, 2023.

Internal Control Over Financial Reporting

Management has not identified any change in our internal control over financial reporting that occurred during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

During the fiscal quarter ended December 31, 2023, none of the Directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defence conditions of Rule 105b5-1(c) or any non-Rule 10b5-1 trading agreement.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not Applicable.

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

Directors

Information regarding our Board is set forth below. The directors have been divided into two groups—Independent Directors and interested directors. Interested directors are “interested persons” of the Company as defined in Section 2(a)(19) of the 1940 Act. The address for each director is c/o Commonwealth Credit Partners BDC I, Inc., 360 S Rosemary Avenue, Suite 1700, West Palm Beach, FL, 33401.

Name	Age	Position(s)	Director Since
Independent Directors
Grainne M. Coen	51	Director, Chair of the Audit Committee	2021
Timothy Moran	60	Director, Chair of the Nominating & Governance Committee	2021
Morris D. Weiss	64	Director, Chair of the Valuation Committee	2021
Interested Director
Robert O’Sullivan	51	Director, Chairman of the Board and Chief Executive Officer	2021

Executive Officers Who Are Not Directors

Information regarding each of our executive officers who is not a director is as follows:

Name	Age	Position(s)
Cecilio M. Rodriguez	64	Chief Financial Officer
Jason Gelberd	51	Co-Chief Investment Officer
Greg Reynolds	54	Co-Chief Investment Officer
Salvatore Dona	35	Controller
Michael Altschuler	46	Secretary

The address for each executive officer is c/o Commonwealth Credit Partners BDC I, Inc., 360 S Rosemary Avenue, Suite 1700, West Palm Beach, FL, 33401.

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

Independent Directors

Grainne M. Coen. Grainne Coen is a director and Chair of the Audit Committee of the Company. She has over 20 years’ experience in finance and investment management. She served as the President and CFO of Signal Hill Acquisition Corp. (NASDAQ: SGHLU) from February 2022 until Oct 2023 and Co-Chair of Genesis Unicorn Capital Corp. (NASDAQ: GENQ), from February 2022 until July 2023. Since October 2019 Grainne Coen served as the Chair of the audit committee of Kubient, Inc until Nov 2023. In 2018, she co-founded Elevation Investment Partners, LLC, a diversified investment group operating in multiple industries both as strategic consultants and early-stage investors. From 2001 to 2015, she was a principal and portfolio manager at Columbia Partners, LLC Investment Management, where she co-managed over $1 billion in assets held in the fund’s alternative investment products and U.S. Small Cap Equity Funds. From 1998 to 2001, she was a General Partner at Kensington Partners, LLC, and from 1996 to 1998, she was with G&O Partners, LP, a closed end arbitrage fund. Ms. Coen holds a Bachelor of Science degree from London Guildhall University in Pure Mathematics.

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

Morris D. Weiss. Morris Weiss is a director and Chair of the Valuation Committee of the Company. He is also a partner with the law firm of Holland & Knight LLP, in Austin, Texas, where he specializes in commercial bankruptcy and restructuring matters as well as complex commercial litigation in a variety of industries. Prior to joining Holland & Knight in 2023, Mr. Weiss was a partner with the law firm of Waller Lansden. At the beginning of his legal career, Mr. Weiss spent twelve years in the Business Finance and Restructuring Group of Weil, Gotshal & Manges, LLP (the last four years as a partner) before leaving to serve as in-house counsel at public and private companies. Mr. Weiss has also served in various fiduciary capacities for public and private companies including on Boards of Directors and Special Committees, as Chief Restructuring Officer, Chapter 11 Trustee and Post-Confirmation Trustee.

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

Salvatore Dona. Salvatore Dona is Controller of the Company. He is responsible for overseeing accounting and aspects of SEC reporting and management analysis for Comvest Partners. Prior to joining Comvest, Mr. Dona was an Audit Senior Manager at Deloitte where he focused on audits of mutual funds and private equity funds for the firm’s largest clients. He received a B.S. in Accounting from Marist College and an M.S. in Accountancy from the University of Notre Dame. Mr. Dona is also licensed as a CPA in Pennsylvania.

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

Audit Committee

The audit committee operates pursuant to a charter approved by our Board. The charter sets forth the responsibilities of the audit committee. The audit committee is responsible for recommending the selection of, engagement of and discharge of our independent auditors, reviewing the plans, scope and results of the audit engagement with the independent auditors, approving professional services provided by the independent auditors (including compensation therefore), reviewing the independence of the independent auditors and reviewing the adequacy of our internal controls over financial reporting. The members of the audit committee are Grainne M. Coen, Timothy Moran, and Morris D. Weiss, each of whom is not an interested person of the Company for purposes of the 1940 Act. Grainne M. Coen serves as the chair of the audit committee, and our Board has determined that Grainne M. Coen is an “audit committee financial expert” as that term is defined under Item 407 of Regulation S-K, as promulgated under the Exchange Act, and that they meet the current independence and experience requirements of Rule 10A-3 of the Exchange Act.

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

Code of Ethics

We and the Investment Adviser have adopted the Code of Ethics and the Investment Adviser’s Code of Ethics, each of which establishes procedures for personal investments and restricts certain personal securities transactions. Personnel subject to the Code of Ethics and/or Adviser’s Code of Ethics may invest in securities for their personal investment accounts, including securities that may be purchased or held by us so long as such investments are made in accordance with the Code of Ethics’ or the Investment Adviser’s Code of Ethics’ requirements, as applicable. You may read the Code of Ethics on the SEC’s website at http://www.sec.gov.

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

Compensation of Directors

The following table sets forth compensation of our directors for the year ended December 31, 2023.

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

Compensation Committee Interlocks and Insider Participation

During the fiscal year ended December 31, 2023 none of our executive officers served on the Board (or a compensation committee thereof or other board committee performing equivalent functions) of any entities that had one or more executive officers serve on our compensation committee or on our Board.

Compensation Committee Report

Currently, we do not compensate any of our executive officers, and as such we are not required to produce a report on executive officer compensation for inclusion in our annual report on Form 10-K.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of March 11, 2024, the beneficial ownership of each current director, our executive officers, each person known to us to beneficially own more than 5% of the outstanding shares, and the executive officers and trustees as a group. Percentage of beneficial ownership is based on 574,439 shares outstanding as of March 11, 2024. Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to the shares. Ownership information for those persons who beneficially own more than 5% of our shares is based upon filings by such persons with the SEC and other information obtained from such persons, if available. Unless otherwise indicated, we believe that each beneficial owner set forth in the table has sole voting and investment power over such shares. Unless otherwise indicated, the address for each executive officer is c/o Commonwealth Credit Partners BDC I, Inc., 360 S Rosemary Avenue, Suite 1700, West Palm Beach, FL, 33401.

Name	Type of Ownership	Number of Shares Owned	Percentage
Interested Directors
Robert O’Sullivan	—	—	—%
Independent Directors
Grainne M. Coen	—	—	—%
Timothy Moran	—	—	—%
Morris D. Weiss	—	—	—%
Executive Officers Who Are Not Directors
Cecilio M. Rodriguez	—	—	—%
Jason Gelberd	—	—	—%
Greg Reynolds	—	—	—%
Salvatore Dona	—	—	—%
Michael Altschuler	—	—	—%
All Directors and Executive Officers as a Group (9 persons)		—	—%
Five-Percent Stockholders
UAW Retiree Medical Benefits Trust (solely for the benefit of the GM Separate Retiree Account)(1)	Record	271,522.2	49.6%
UAW Retiree Medical Benefits Trust (solely for the benefit of the Ford Separate Retiree Account)(2)	Record	164,756.0	30.1%
UAW Retiree Medical Benefits Trust (solely for the benefit of the Chrysler Separate Retiree Account)(3)	Record	105,682.3	19.3%

(1)
Based upon information contained in Schedule 13D filed January 10, 2024 by UAW Retiree Medical Benefits Trust. UAW Retiree Medical Benefits Trust (solely for the benefit of the GM Separate Retiree Account) is a Michigan trust whose address is 1155 Brewery Park Blvd., Detroit, Michigan 48207.
(2)
Based upon information contained in Schedule 13D filed January 10, 2024 by UAW Retiree Medical Benefits Trust. UAW Retiree Medical Benefits Trust (solely for the benefit of the Ford Separate Retiree Account) is a Michigan trust whose address is 1155 Brewery Park Blvd., Detroit, Michigan 48207.
(3)
Based upon information contained in Schedule 13D filed January 10, 2024 by UAW Retiree Medical Benefits Trust. UAW Retiree Medical Benefits Trust (solely for the benefit of the Chrysler Separate Retiree Account) is a Michigan trust whose address is 1155 Brewery Park Blvd., Detroit, Michigan 48207.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Transactions with Related Persons; Review, Approval or Ratification of Transaction with Related Persons

Investment Advisory Agreement; Administration Agreement

Investment Advisory Agreement

The Company entered into an amended and restated investment advisory and management agreement (the “Amended and Restated Investment Advisory Agreement”) with the Investment Adviser in which the Investment Adviser, subject to the overall supervision of the Company’s Board of Directors, manages the day-to-day operations of, and provides investment advisory services to the Company.

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

Indebtedness of Management

None.

Item 14. Principal Accountant Fees and Services

The audit committee and the independent directors of our Board have selected Ernst & Young LLP to serve as the independent registered public accounting firm for Company for the fiscal year ending December 31, 2023.

Ernst & Young LLP has advised us that neither the firm nor any present member or associate of it has any material financial interest, direct or indirect, in us or our affiliates.

	As of
	December 31, 2023	December 31, 2022
Audit Fees	$383,000	$276,134
Audit-Related Fees	—	—
Tax Fees	45,000	30,000
All Other Fees	—	—
Total Fees	$428,000	$306,134

Audit Fees: Audit fees consist of fees billed and accrued for professional services rendered for the audit of our year-end financial statements and reviews of the condensed financial statements filed with the SEC on Forms 10-K and 10-Q.

Audit-Related Fees: Audit-related services consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and are not reported under “Audit Fees”. These services include, among other things, providing comfort letters, consents and review of documents filed with the SEC, as well as attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards.

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

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) Documents Filed as Part of this Report

The following financial statements are set forth in Item 8:

Commonwealth Credit Partners BDC I, Inc.
Report of Independent Registered Public Accounting Firm	F-2
Statements of Assets and Liabilities as of December 31, 2023, December 31, 2022, and December 31, 2021	F-3
Statements of Operations for the years ended Dec ember 31, 2023 and December 31, 2022 and for the period from January 15, 2021 (inception) to December 31, 2021	F-4
Statements of Changes in Net Assets for the years ended December 31, 2023 and December 31, 2022 and for the period from January 15, 2021 (inception) to December 31, 2021	F-5
Statement of Cash Flows for the years ended December 31, 2023 and December 31, 2022 and for the period from January 15, 2021 (inception) to December 31, 2021	F-6
Schedules of Investments as of December 31, 2023 and December 31, 2022	F-
Notes to the Financial Statements	F-13

(b) Exhibits

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the United States Securities and Exchange Commission:

Exhibit Number	Description

3.1	Form of Articles of Amendment and Restatement (1)

3.2	Form of Bylaws (1)

4.1	Form of Subscription Agreement (1)

10.1	Form of Investment Advisory Agreement (1).

10.2	Amended and Restated Investment Advisory and Management Agreement dated as of July 1, 2023 by and between the Registrant and Commonwealth Credit Advisors LLC (2)

10.3	Form of Administration Agreement (1)

10.4	Form of Indemnification Agreement (1)

10.5	Form of Custody Agreement by and between the Registrant and U.S. Bank National Association (1)

10.6	Form of Transfer Agent Agreement (1)

10.7	Form of Trademark License Agreement (1)

10.8

Credit Agreement, dated as of August 11, 2021, by and among Commonwealth Credit Partners BDC I, Inc., as borrower, and Goldman Sachs Bank USA, as lender, as the Facility B credit facility as part of the umbrella credit facility first entered into on June 14, 2021 by Goldman Sachs Bank USA and affiliates of Commonwealth Credit Partners BDC I, Inc. (3)

14.1	Code of Ethics*

21.1	List of Subsidiaries*

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended*
32.1	Certification of Chief Executive Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)**

32.2	Certification of Chief Financial Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)**

101	INS Inline XBRL Instance Document*

Exhibit Number	Description
101	SCH Inline XBRL Taxonomy Extension Schema Document*

101	CAL Inline XBRL Taxonomy Extension Calculation Linkbase Document*

101	LAB Inline XBRL Taxonomy Extension Label Linkbase Document*

101	PRE Inline XBRL Taxonomy Extension Presentation Linkbase Document*

101	DEF Inline XBRL Taxonomy Extension Definition Linkbase Document*

104	Cover Page Interactive Data File (Embedded as Inline XBRL document and contained in Exhibit 101).*

(1)
Incorporated by reference to the Exhibits accompanying the Company’s Report on Form 10-12G/A (File No. 56279), filed on July 6, 2021.
(2)
Incorporated by reference to Exhibit 10.1 accompanying the Company's Report on Form 8-K (File No. 814-01387), filed on July 5, 2023.
(3)
Incorporated by reference to Exhibit 10.1 accompanying the Company’s Report on Form 8-K (File No. 814-01387), filed on August 13, 2021.
(4)
Incorporated by reference to Exhibit 10.1 accompanying the Company’s Report on Form 8-K (File No. 814-01387), filed on October 1, 2021.

* Filed herewith

**Furnished herewith

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 11, 2024.

Commonwealth Credit Partners BDC I, Inc.

By:	/s/ Robert O’Sullivan
Robert O’Sullivan
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE		TITLE	DATE

BY:	/s/ ROBERT O’SULLIVAN	Chief Executive Officer and Director and Chairman of the Board of Directors (Principal Executive Officer)	March 11, 2024
Robert O’Sullivan

BY:	/s/ CECILIO M. RODRIGUEZ	Chief Financial Officer (Principal Financial and Accounting Officer)	March 11, 2024
Cecilio M. Rodriguez

BY:	/s/ GRAINNE M. COEN	Director	March 11, 2024
Grainne M. Coen

BY:	/s/ TIMOTHY MORAN	Director	March 11, 2024
Timothy Moran

BY:	/s/ MORRIS D. WEISS	Director	March 11, 2024
Morris D. Weiss

