Form 10-Q
period 2024-03-31
Commonwealth Credit Partners BDC I, Inc.
filed 2024-05-10
CIK 1841514

1scc

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

There were 561,096 issued and outstanding shares of the issuer’s common stock, $.001 par value per share, on May 10, 2024.

Commonwealth Credit Partners BDC I, Inc.

Quarterly Report on Form 10-Q

PART I—FINANCIAL INFORMATION

ITEM1. FINANCIAL STATEMENTS

COMMONWEALTH CREDIT PARTNERS BDC I, INC.

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

(amounts in thousands except share and per share data)

	March 31, 2024 (Unaudited)	December 31, 2023
Assets:
Investments, at fair value:
Non-controlled, non-affiliated investments (amortized cost of $626,515 and $611,648 as of March 31, 2024 and December 31, 2023, respectively)	$626,017	$606,738
Affiliated investments (amortized cost of $17,486 and $16,243 as of March 31, 2024 and December 31, 2023, respectively)	11,474	11,838
Total investments, at fair value	637,491	618,576
Cash and cash equivalents	9,766	8,887
Receivables:
Interest receivable	3,602	2,841
Prepaid expenses and other assets	278	110
Total Assets	$651,137	$630,414
Liabilities:
Credit facility (net of deferred financing costs of $42 and $50 as of March 31, 2024 and December 31, 2023, respectively)	$109,758	$100,750
Payables:
Management fee payable, net (Note 4)	1,572	1,529
Interest payable	739	673
Incentive fee payable, net (Note 4)	393	379
Directors fee payable	25	25
Accrued other general and administrative expenses	509	400
Total Liabilities	$112,996	$103,756
Commitments and contingencies (Note 7)
Net Assets:
Common Shares, $0.001 par value; 1,000,000 shares authorized; 561,096 and 547,439 as of March 31, 2024 and December 31, 2023, respectively issued and outstanding	$1	$1
Additional paid-in capital	549,493	536,354
Total distributable earnings (accumulated deficit)	(11,353)	(9,697)
Total Net Assets	$538,141	$526,658
Total Liabilities and Net Assets	$651,137	$630,414
Net Asset Value Per Common Share	$959.09	$962.04

The accompanying notes are an integral part of these consolidated financial statements.

COMMONWEALTH CREDIT PARTNERS BDC I, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(amounts in thousands except share and per share data)

(Unaudited)

	For the Three Months Ended
	March 31, 2024	March 31, 2023
Income:
Investment income from non-controlled, non-affiliated investments:
Interest income	$19,236	$13,657
Fee income	396	458
Total Investment Income	19,632	14,115
Expenses:
Incentive fees, net	393	-
Management fees, net	1,572	1,126
Interest expense	2,120	825
Professional fees	205	148
Directors fees	22	26
Other general and administrative expenses	323	282
Total Expenses	4,635	2,407
Net Investment Income (Loss)	14,997	11,708
Realized and unrealized gains (losses) on investments and foreign currency transactions
Net realized gains (losses):
Non-controlled, non-affiliated investments	(6,319)	-
Total net realized gains (losses)	(6,319)	-
Net change in unrealized gains (losses):
Non-controlled, non-affiliated investments	4,412	(1,798)
Affiliated investments	(1,607)	-
Total net change in unrealized gains (losses)	2,805	(1,798)
Total realized and unrealized gains (losses)	(3,514)	(1,798)
Net Increase (Decrease) in Net Assets Resulting from Operations	$11,483	9,910
Per Common Share Data:
Basic and diluted net investment income/(loss) per common share	$27.36	28.62
Basic and diluted net increase/(decrease) in net assets resulting from operations per common share	$20.95	24.23
Weighted Average Common Shares Outstanding - Basic and Diluted	548,039	409,042

The accompanying notes are an integral part of these consolidated financial statements.

COMMONWEALTH CREDIT PARTNERS BDC I, INC.

CONSOLIDATED STATEMENT OF CHANGE IN NET ASSETS

(amounts in thousands except share and per share data)

(Unaudited)

	For the Three Months Ended
	March 31, 2024	March 31, 2023
Increase (Decrease) in Net Assets Resulting from Operations:
Net investment income (loss)	$14,997	$11,708
Net realized gains (losses) on investments	(6,319)	-
Net change in unrealized gains (losses) on investments	2,805	(1,798)
Net Increase (Decrease) in Net Assets Resulting from Operations	11,483	9,910

Decrease in Net Assets Resulting from Stockholder Distributions
Distributions from net investment income	(13,139)	(10,507)
Net Decrease in Net Assets Resulting from Stockholder Distributions	(13,139)	(10,507)

Increase in Net Assets Resulting from Capital Share Transactions
Issuance of common shares	-	85,000
Reinvestment of distributions	13,139	10,507
Net Increase in Net Assets Resulting from Capital Share Transactions	13,139	95,507
Total Increase (Decrease) in Net Assets	11,483	94,910
Net Assets, Beginning of Period	526,658	364,508
Net Assets, End of Period	$538,141	$459,418

The accompanying notes are an integral part of these consolidated financial statements.

COMMONWEALTH CREDIT PARTNERS BDC I, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

(Unaudited)

	For the Three Months Ended
	March 31, 2024	March 31, 2023
Cash Flows from Operating Activities:
Net increase (decrease) in net assets resulting from operations	$11,483	$9,910
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Net realized (gains)/losses on investments	6,319	—
Net change in unrealized (gains)/losses on investments	(2,805)	1,798
Net accretion of discount on investments	(890)	(587)
Non-cash investment income	(31)	(244)
Purchases of portfolio investments	(31,644)	(178,055)
Amortization of deferred financing costs	8	8
Sales or repayments of portfolio investments	10,136	2,998
Increase/(decrease) in operating assets and liabilities:
(Increase)/decrease in interest receivable	(761)	(579)
(Increase)/decrease in prepaid expenses and other assets	(168)	38
Increase/(decrease) in management fees payable, net	43	275
Increase/(decrease) in interest payable	66	(33)
Increase/(decrease) in incentive fee payable, net	14	—
Increase/(decrease) in accrued other general and administrative expenses	109	35
Net cash provided by (used in) Operating Activities	(8,121)	(164,436)
Cash Flows provided by (used in) Financing Activities:
Borrowings on credit facility	15,000	173,000
Payments on credit facility	(6,000)	(95,000)
Proceeds from issuance of common stock	—	85,000
Net cash provided by (used in) Financing Activities	9,000	163,000
Net increase (decrease) in cash and cash equivalents	879	(1,436)
Cash and cash equivalents, beginning of period	8,887	8,355
Cash and cash equivalents, end of period	$9,766	$6,919

Supplemental and Non-Cash Information:
Interest paid during the period	$2,054	$858
Distributions declared during the period	$13,139	$10,507
Reinvestment of distributions during the period	$13,139	$10,507

The accompanying notes are an integral part of these consolidated financial statements.

COMMONWEALTH CREDIT PARTNERS BDC I, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

(amounts in thousands, except per share data)

March 31, 2024

(Unaudited)

Portfolio Company(3)(7)	Industry	Spread Above Index	Interest Rate (5)	Maturity Date	Principal / Shares	Amortized Cost	Fair Value	Percentage of Net Assets (2)
Debt Investments
First Lien Senior Secured(5)
190 Octane Financing - Delayed Draw Loan (8)	Consumer Services	SOFR + 6.50% (1.00% floor)	12.04%	5/10/2027	4,863	4,804	4,620	0.9%
190 Octane Financing - Revolving Credit Line (4)(8)	Consumer Services	SOFR + 6.50% (1.00% floor)	12.04%	5/10/2027	674	659	616	0.1%
190 Octane Financing - Term Loan (8)	Consumer Services	SOFR + 6.50% (1.00% floor)	12.04%	5/10/2027	8,412	8,291	7,992	1.5%
Abea Acquisition, Inc. - Delayed Draw Loan	Consumer Services	SOFR + 6.50% (1.00% floor)	11.83%	11/30/2026	1,400	1,384	1,393	0.3%
Abea Acquisition, Inc. - Term Loan	Consumer Services	SOFR + 6.50% (1.00% floor)	11.83%	11/30/2026	11,153	11,038	11,098	2.1%
AccessOne Medcard, Inc. - Term Loan	Health Care Technology	SOFR + 7.50% (0.50% floor)	12.83%	8/20/2026	11,664	11,557	10,964	2.0%
ACT Acquisition - Delayed Draw Term Loan (4)	Consumer Services	SOFR + 7.00% (1.00% floor)	12.33%	12/4/2028	1,445	1,411	1,438	0.3%
ACT Acquisition - Revolving Credit Line (4)	Consumer Services	SOFR + 7.00% (1.00% floor)	12.33%	12/4/2028	-	(16)	(3)	0.0%
ACT Acquisition - Term Loan (8)	Consumer Services	SOFR + 7.00% (1.00% floor)	12.44%	12/4/2028	6,562	6,423	6,536	1.2%
Aurora Solutions LLC - Delayed Draw Loan (8)	Diversified Financials	SOFR + 6.00% (0.75% floor) + 0.50% PIK	11.93%	12/31/2027	3,324	3,299	3,311	0.6%
Aurora Solutions LLC - Revolving Credit Line (4)(8)	Diversified Financials	SOFR + 6.00% (0.75% floor) + 0.50% PIK	11.93%	12/31/2027	513	501	508	0.1%
Aurora Solutions LLC - Term Loan (8)	Diversified Financials	SOFR + 6.00% (0.75% floor) + 0.50% PIK	11.93%	12/31/2027	9,421	9,325	9,384	1.7%
Batteries Plus Holding Corporation - Revolving Credit Line (4)(8)	Consumer Services	SOFR + 6.75% (1.00% floor)	12.18%	6/27/2028	-	(46)	-	0.0%
Batteries Plus Holding Corporation - Term Loan (8)	Consumer Services	SOFR + 6.75% (1.00% floor)	12.18%	6/27/2028	16,418	16,052	16,418	3.1%
Billhighway - Delayed Draw Loan (4)(8)	Software & Services	SOFR + 6.75% (1.00% floor)	12.18%	2/8/2029	33	24	24	0.0%
Billhighway - Revolving Credit Line (4)(8)	Software & Services	SOFR + 6.75% (1.00% floor)	12.18%	2/8/2029	-	(4)	(4)	0.0%
Billhighway - Term Loan (8)	Software & Services	SOFR + 6.75% (1.00% floor)	12.18%	2/8/2029	3,540	3,490	3,491	0.6%
BKH - Delayed Draw Term Loan (4)(8)	Consumer Services	SOFR + 6.50% (1.00% floor)	11.94%	2/25/2028	-	(17)	-	0.0%
BKH - Term Loan (8)	Consumer Services	SOFR + 6.50% (1.00% floor)	11.94%	2/25/2028	21,383	21,034	21,382	4.0%
Bradford Health Services - Delayed Draw Term Loan (8)	Health Care Providers & Services	SOFR + 6.00% (1.00% floor)	11.45%	10/27/2028	7,521	7,452	7,521	1.4%
Bradford Health Services - Term Loan (8)	Health Care Providers & Services	SOFR + 6.00% (1.00% floor)	11.45%	10/27/2028	13,030	12,813	13,030	2.4%
Cardiovascular Logistics - Delayed Draw Term Loan A (8)	Health Care Providers & Services	SOFR + 6.25% (1.00% floor)	11.70%	1/31/2029	5,065	4,981	5,065	0.9%
Cardiovascular Logistics - Delayed Draw Term Loan B (4)(8)	Health Care Providers & Services	SOFR + 6.25% (1.00% floor)	11.70%	1/31/2029	166	126	166	0.0%
Cardiovascular Logistics - Term Loan (8)	Health Care Providers & Services	SOFR + 6.25% (1.00% floor)	11.70%	1/31/2029	7,178	7,059	7,178	1.3%
CheckedUp - Delayed Draw Term Loan (4)(8)	Technology Hardware & Equipment	SOFR + 5.25% (1.00% floor)	10.68%	10/20/2027	2,537	2,498	2,537	0.5%
CheckedUp - Revolving Credit Line (4)(8)	Technology Hardware & Equipment	SOFR + 5.25% (1.00% floor)	10.68%	10/20/2027	471	448	471	0.1%
CheckedUp - Term Loan (8)	Technology Hardware & Equipment	SOFR + 5.25% (1.00% floor)	10.68%	10/20/2027	9,052	8,932	9,052	1.7%
CreditAssociates, LLC - Revolving Credit Line (4)	Diversified Financials	SOFR + 6.75% (1.00% floor)	12.08%	3/29/2027	-	(12)	(2)	0.0%
CreditAssociates, LLC - Term Loan	Diversified Financials	SOFR + 6.75% (1.00% floor)	12.08%	3/29/2027	21,971	21,712	21,926	4.1%
Discovery - Delayed Draw Term Loan A (4)	Health Care Providers & Services	SOFR + 5.75% (1.00% floor)	11.05%	3/18/2030	73	70	67	0.0%
Discovery - Delayed Draw Term Loan B (4)	Health Care Providers & Services	SOFR + 5.75% (1.00% floor)	11.05%	3/18/2030	-	(11)	(22)	0.0%
Discovery - Revolving Credit Line (4)	Health Care Providers & Services	SOFR + 5.75% (1.00% floor)	11.05%	3/18/2030	-	(4)	(4)	0.0%
Discovery - Term Loan	Health Care Providers & Services	SOFR + 5.75% (1.00% floor)	11.05%	3/18/2030	2,612	2,581	2,581	0.5%
Educators Publishing Service - Revolving Credit Line (4)	Media	SOFR + 6.00% (1.00% floor)	11.33%	2/24/2028	-	(35)	-	0.0%
Educators Publishing Service - Term Loan	Media	SOFR + 6.00% (1.00% floor)	11.33%	2/24/2028	17,458	17,102	17,458	3.2%
Fiesta Holdings - Revolving Credit Line (4)(8)	Consumer Services	SOFR + 7.00% (2.00% floor)	12.45%	10/30/2028	-	(21)	-	0.0%
Fiesta Holdings - Term Loan (8)	Consumer Services	SOFR + 7.00% (2.00% floor)	12.45%	10/30/2028	9,668	9,444	9,668	1.8%
Firebirds - Delayed Draw Term Loan (4)(8)	Consumer Services	SOFR + 6.25% (2.00% floor)	11.70%	3/22/2028	-	(14)	-	0.0%
Firebirds - Revolving Credit Line (4)(8)	Consumer Services	SOFR + 6.25% (2.00% floor)	11.70%	3/22/2028	518	491	518	0.1%
Firebirds - Term Loan (8)	Consumer Services	SOFR + 6.25% (2.00% floor)	11.70%	3/22/2028	22,575	22,099	22,574	4.2%
Hasa - Delayed Draw Loan (4)(8)(9)	Capital Goods	SOFR + 5.75% (1.00% floor)	11.20%	1/10/2029	-	(39)	(19)	0.0%
Hasa - Revolving Credit Line (4)(8)(9)	Capital Goods	SOFR + 5.75% (1.00% floor)	11.20%	1/10/2029	684	646	665	0.1%
Hasa - Term Loan (8)(9)	Capital Goods	SOFR + 5.75% (1.00% floor)	11.20%	1/10/2029	14,487	14,152	14,313	2.7%
Hasa - Term Loan B (8)(9)	Capital Goods	SOFR + 5.75% (1.00% floor)	11.15%	1/10/2029	1,009	989	997	0.2%
Kemper Sports Management - Delayed Draw Loan (4)(8)	Consumer Services	SOFR + 6.25% (1.00% floor)	11.73%	1/12/2028	4,552	4,470	4,552	0.8%
Kemper Sports Management - Revolving Credit Line (4)(8)(9)	Consumer Services	SOFR + 6.25% (1.00% floor)	11.73%	1/12/2028	-	(25)	-	0.0%
Kemper Sports Management - Term Loan (8)	Consumer Services	SOFR + 6.25% (1.00% floor)	11.73%	1/12/2028	18,761	18,457	18,761	3.5%
Kent Water Sports Holdings, LLC - Delayed Draw Loan Last-Out (8)(10)(11)	Consumer Durables & Apparel	SOFR + 9.00% PIK	14.41%	12/31/2025	13,691	12,828	6,257	1.2%
Kent Water Sports Holdings, LLC - Delayed Draw Loan First-Out (4)(8)(10)(11)	Consumer Durables & Apparel	SOFR + 10.00% PIK	15.41%	12/31/2025	5,217	4,658	5,217	1.0%
MerchantWise Solutions, LLC - Delayed Draw Loan (4)	Software & Services	SOFR + 6.00% (0.75% floor)	11.30%	6/1/2028	2,652	2,606	2,413	0.4%
MerchantWise Solutions, LLC - Revolving Credit Line	Software & Services	SOFR + 6.00% (0.75% floor)	11.30%	6/1/2028	1,542	1,521	1,422	0.3%
MerchantWise Solutions, LLC - Term Loan	Software & Services	SOFR + 6.00% (0.75% floor)	11.30%	6/1/2028	12,122	11,936	11,177	2.1%
Mollie Funding II LLC - Delayed Draw Loan (1)(4)(8)	Diversified Financials	SOFR + 8.00% (1.00% floor)	13.44%	6/11/2027	2,876	2,819	2,831	0.5%
Mollie Funding II LLC - Revolving Credit (1)(4)(8)	Diversified Financials	SOFR + 8.00% (1.00% floor)	13.44%	6/11/2027	1,214	1,186	1,194	0.2%
Mollie Funding II LLC - Term Loan (1)(8)	Diversified Financials	SOFR + 8.00% (1.00% floor)	13.44%	6/11/2027	8,627	8,466	8,515	1.6%
Narcote, LLC - Revolving Credit Line (1)(4)(8)	Industrials	SOFR + 7.00% (1.00% floor)	12.44%	3/30/2027	1,143	1,128	1,143	0.2%
Narcote, LLC - Term Loan (8)	Industrials	SOFR + 7.00% (1.00% floor)	12.44%	3/30/2027	4,561	4,507	4,561	0.8%
Narcote, LLC - Term Loan (1)(8)	Industrials	SOFR + 7.00% (1.00% floor)	12.44%	3/30/2027	2,736	2,705	2,736	0.5%
National Debt Relief - Revolving Credit Line (8)	Diversified Financials	SOFR + 6.50% (1.50% floor)	11.94%	2/7/2028	2,189	2,165	2,158	0.4%
National Debt Relief - Delayed Draw Loan (8)	Diversified Financials	SOFR + 6.50% (1.50% floor)	11.94%	2/7/2028	10,943	10,822	10,790	2.0%
National Debt Relief - Term Loan (8)	Diversified Financials	SOFR + 6.50% (1.50% floor)	11.94%	2/7/2028	13,131	12,985	12,948	2.4%
Nuspire, LLC - Revolving Credit Line (4)(8)	Software & Services	SOFR + 5.75% (1.00% floor)	11.18%	5/25/2027	-	(11)	(12)	0.0%
Nuspire, LLC - Term Loan (8)	Software & Services	SOFR + 5.75% (1.00% floor)	11.18%	5/25/2027	6,912	6,816	6,815	1.3%
Oak Dental - Delayed Draw Term Loan (4)(8)	Health Care Equipment & Services	SOFR + 8.50% (2.00% floor)	13.94%	3/22/2028	-	(73)	(337)	-0.1%

COMMONWEALTH CREDIT PARTNERS BDC I, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS (CONTINUED)

(amounts in thousands, except per share data)

March 31, 2024

(Unaudited)

Portfolio Company(3)(7)	Industry	Spread Above Index	Interest Rate (5)	Maturity Date	Principal / Shares	Amortized Cost	Fair Value	Percentage of Net Assets (2)
Oak Dental - Revolving Credit Line (4)(8)	Health Care Equipment & Services	SOFR + 8.50% (2.00% floor)	13.94%	3/22/2028	344	327	305	0.1%
Oak Dental - Term Loan (8)	Health Care Equipment & Services	SOFR + 8.50% (2.00% floor)	13.94%	3/22/2028	17,887	17,507	17,064	3.2%
OAO Acquisitions - Delayed Draw Term Loan (4)	Capital Goods	SOFR + 6.25% (1.25% floor)	11.58%	12/27/2029	-	(9)	(12)	0.0%
OAO Acquisitions - Revolving Credit Line (4)	Capital Goods	SOFR + 6.25% (1.25% floor)	11.58%	12/27/2029	-	(9)	(6)	0.0%
OAO Acquisitions - Term Loan	Capital Goods	SOFR + 6.25% (1.25% floor)	11.58%	12/27/2029	6,322	6,230	6,265	1.2%
OneCare Media, LLC - Revolving Credit Line (4)	Media	SOFR + 6.50% (1.00% floor)	11.83%	9/29/2026	-	(21)	(47)	0.0%
OneCare Media, LLC - Term Loan A	Media	SOFR + 6.50% (1.00% floor)	11.83%	9/29/2026	10,265	10,152	10,029	1.9%
OneCare Media, LLC - Term Loan B	Media	SOFR + 6.50% (1.00% floor)	11.83%	9/29/2026	2,278	2,251	2,226	0.4%
OneCare Media, LLC - Term Loan C	Media	SOFR + 6.50% (1.00% floor)	11.83%	9/29/2026	1,424	1,403	1,391	0.3%
OneCare Media, LLC - Term Loan D	Media	SOFR + 6.50% (1.00% floor)	11.83%	9/29/2026	866	853	846	0.2%
Peak Technologies - Term Loan	Technology Hardware & Equipment	SOFR + 6.25% (1.00% floor)	11.58%	7/22/2027	28,366	27,905	28,365	5.3%
PJW Ultimate Holdings LLC - Delayed Draw Term Loan	Consumer Services	SOFR + 6.00% (1.00% floor)	11.33%	11/17/2026	4,141	4,089	4,116	0.8%
PJW Ultimate Holdings LLC - Revolving Credit Line (4)	Consumer Services	SOFR + 6.00% (1.00% floor)	11.33%	11/17/2026	492	470	479	0.1%
PJW Ultimate Holdings LLC - Term Loan	Consumer Services	SOFR + 6.00% (1.00% floor)	11.33%	11/17/2026	9,766	9,653	9,707	1.8%
Planet DDS - Delayed Draw Loan (4)(8)(9)	Health Care Technology	SOFR + 7.50% (0.75% floor)	12.93%	7/18/2028	1,800	1,781	1,753	0.3%
Planet DDS - Term Loan (8)(9)	Health Care Technology	SOFR + 7.50% (0.75% floor)	12.97%	7/18/2028	14,348	13,999	14,047	2.6%
Raven Engineered Films, Inc. - Revolving Credit Line (4)(8)	Industrials	SOFR + 7.00% (1.00% floor)	12.44%	4/29/2027	452	406	302	0.1%
Raven Engineered Films, Inc. - Term Loan (8)	Industrials	SOFR + 7.00% (1.00% floor)	12.44%	4/29/2027	20,641	20,360	19,815	3.7%
Rushmore Intermediate - Delayed Draw Loan 2nd Amend	Health Care Equipment & Services	SOFR + 7.00% (1.00% floor)	12.30%	11/1/2027	1,169	1,135	1,142	0.2%
Rushmore Intermediate - Term Loan B	Health Care Equipment & Services	SOFR + 7.00% (1.00% floor)	12.30%	11/1/2027	1,125	1,100	1,099	0.2%
Rushmore Intermediate - Delayed Draw Loan 4th Amend (4)(8)	Health Care Equipment & Services	SOFR + 7.00% (1.00% floor)	12.45%	11/1/2027	489	463	465	0.1%
Rushmore Intermediate - Delayed Draw Loan	Health Care Equipment & Services	SOFR + 7.00% (1.00% floor)	12.30%	11/1/2027	1,262	1,245	1,233	0.2%
Rushmore Intermediate - Revolving Credit Line (4)	Health Care Equipment & Services	SOFR + 7.00% (1.00% floor)	12.30%	11/1/2027	806	790	775	0.1%
Rushmore Intermediate - Term Loan	Health Care Equipment & Services	SOFR + 7.00% (1.00% floor)	12.30%	11/1/2027	12,096	11,935	11,818	2.2%
S4T Holdings Corp. - Delayed Draw Loan (8)	Commercial & Professional Services	SOFR + 6.00% (1.00% floor)	11.44%	12/28/2026	7,673	7,566	7,673	1.4%
S4T Holdings Corp. - Term Loan (8)	Commercial & Professional Services	SOFR + 6.00% (1.00% floor)	11.44%	12/28/2026	25,693	25,386	25,692	4.8%
Select Rehabilitation - Term Loan (8)	Health Care Providers & Services	SOFR + 8.50% (1.00% floor)	13.90%	10/19/2027	19,848	19,468	17,486	3.2%
Senior Helpers - Delayed Draw Loan (4)	Health Care Providers & Services	SOFR + 5.25% (1.00% floor)	10.58%	3/20/2030	-	(18)	(37)	0.0%
Senior Helpers - Term Loan	Health Care Providers & Services	SOFR + 5.25% (1.00% floor)	10.58%	3/20/2030	4,290	4,204	4,204	0.8%
The Smilist Management, Inc. - Delayed Draw Loan A	Health Care Providers & Services	SOFR + 6.50% (1.00% floor)	11.83%	12/23/2025	2,674	2,655	2,664	0.5%
The Smilist Management, Inc. - Delayed Draw Loan B	Health Care Providers & Services	SOFR + 6.50% (1.00% floor)	11.83%	12/23/2025	5,696	5,653	5,674	1.1%
The Smilist Management, Inc. - Delayed Draw Loan C	Health Care Providers & Services	SOFR + 6.50% (1.00% floor)	11.83%	12/23/2025	4,535	4,500	4,517	0.8%
The Smilist Management, Inc. - Revolving Credit Line	Health Care Providers & Services	SOFR + 6.50% (1.00% floor)	11.83%	12/23/2025	549	545	546	0.1%
The Smilist Management, Inc. - Term Loan	Health Care Providers & Services	SOFR + 6.50% (1.00% floor)	11.83%	12/23/2025	4,820	4,785	4,801	0.9%
VardimanBlack Holdings LLC - Delayed Draw Loan (4)(10)	Health Care Equipment & Services	SOFR + 7.00% (0.50% floor)	12.33%	3/18/2027	-	-	-	0.0%
VardimanBlack Holdings LLC - Term Loan (10)	Health Care Equipment & Services	SOFR + 7.00% (0.50% floor)	12.33%	3/18/2027	18,881	16,560	18,880	3.5%
Vecta Environmental Services - Delayed Draw Term Loan (4)(8)	Commercial & Professional Services	SOFR + 6.25% (1.00% floor)	11.70%	12/30/2027	-	(19)	(314)	-0.1%
Vecta Environmental Services - Revolving Credit Line (4)(8)	Commercial & Professional Services	SOFR + 6.50% (1.00% floor)	11.93%	12/30/2027	495	482	385	0.1%
Vecta Environmental Services - Term Loan (8)	Commercial & Professional Services	SOFR + 6.50% (1.00% floor)	11.95%	12/30/2027	8,078	7,950	7,052	1.3%
VENU+ - Revolving Credit Line (8)	Consumer Services	SOFR + 6.75% (1.00% floor)	12.23%	11/30/2026	1,108	1,088	1,055	0.2%
VENU+ - Term Loan (8)	Consumer Services	SOFR + 6.75% (1.00% floor)	12.23%	11/30/2026	19,202	18,839	18,280	3.4%
West Creek Financial SPV- Debt Facility VI - Delayed Draw Term Loan (1)(4)(8)	Diversified Financials	SOFR + 6.75% (1.00% floor)	12.19%	8/31/2027	529	499	509	0.1%
West Creek Financial SPV- Debt Facility VI - Revolving Credit Line (1)(8)	Diversified Financials	SOFR + 6.75% (1.00% floor)	12.19%	8/31/2027	1,444	1,418	1,426	0.3%
West Creek Financial SPV- Debt Facility VI - Term Loan (1)(8)	Diversified Financials	SOFR + 6.75% (1.00% floor)	12.19%	8/31/2027	5,101	5,010	5,040	0.9%
Whitestone Home Furnishings, LLC - Term Loan	Consumer Durables & Apparel	SOFR + 6.50% (1.00% floor)	11.83%	8/20/2026	14,588	14,429	14,399	2.7%
Wilnat, Inc. - Term Loan D (8)	Capital Goods	SOFR + 5.00% (1.00% floor)	10.43%	12/29/2026	1,723	1,699	1,740	0.3%
Wilnat, Inc. - Revolving Credit Line (4)	Capital Goods	SOFR + 5.00% (1.00% floor)	10.33%	12/29/2026	-	(14)	-	0.0%
Wilnat, Inc. - Term Loan B	Capital Goods	SOFR + 5.00% (1.00% floor)	10.33%	12/29/2026	3,135	3,084	3,166	0.6%
Wilnat, Inc. - Term Loan	Capital Goods	SOFR + 5.00% (1.00% floor)	10.33%	12/29/2026	12,067	11,922	12,188	2.3%

Total First Lien Senior Secured					648,217	634,340	628,252	117.0%
Total Debt Investments					648,217	634,340	628,252	117.0%

Equity Investments
Preferred Equity
Atlas US Holdings, LP - class X preferred	Diversified Financials	15.00% PIK	15.00% PIK	NA	283,965	$284	$568	0.1%
Atlas US Holdings, LP - class B-2 units	Diversified Financials	NA	NA	NA	857,787	873	169	0.0%
Educators Publishing Service - Series A-1 Preferred Units	Media	NA	NA	NA	887,237	887	1,011	0.2%

COMMONWEALTH CREDIT PARTNERS BDC I, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS (CONTINUED)

(amounts in thousands, except per share data)

March 31, 2024

(Unaudited)

Portfolio Company(3)(7)	Industry	Spread Above Index	Interest Rate (5)	Maturity Date	Principal / Shares	Amortized Cost	Fair Value	Percentage of Net Assets (2)
Kent Water Sports Holdings, LLC - Preferred Stock (9)(10)(11)	Consumer Durables & Apparel	NA	NA	NA	3,495	-	-	0.0%
VardimanBlack Holdings LLC - Preferred Equity (10)	Health Care Equipment & Services	NA	NA	NA	9,268,770	2,908	2,908	0.5%

Total Preferred Equity						4,952	4,656	0.8%

Common Equity
190 Octane Holdings, LLC - series A-1 units (9)	Consumer Services	NA	NA	NA	223,551	$377	$250	0.0%
Cardiovascular Logistics - Class O2 Units	Health Care Providers & Services	NA	NA	NA	142,509	143	139	0.0%
Firebirds - Class A Units	Consumer Services	NA	NA	NA	590,012	590	486	0.1%
Firebirds - Class B Units	Consumer Services	NA	NA	NA	590,012	-	-	0.1%
Kemper Sports Management Holdings LLC Equity (9)	Consumer Services	NA	NA	NA	610,763	611	735	0.0%
Kent Water Sports Holdings, LLC - Common Stock (9)(10)(11)	Consumer Durables & Apparel	NA	NA	NA	97	-	-	0.1%
Oak Dental - Class C Units (9)	Health Care Equipment & Services	NA	NA	NA	45	344	366	0.0%
Rushmore Lender Co-Invest Blocker, LLC - Common Stock	Health Care Equipment & Services	NA	NA	NA	537,606	538	521	0.1%
Senior Helpers - Class A-1	Health Care Providers & Services	NA	NA	NA	409	409	409	0.1%
Senior Helpers - Class B	Health Care Providers & Services	NA	NA	NA	409	-	-	0.1%
TVG OCM III (FT) Blocker, LLC - Class B Units	Media	NA	NA	NA	706	706	605	0.0%
VardimanBlack Holdings LLC - Class A (10)	Health Care Equipment & Services	NA	NA	NA	19,103,095	-	-	0.1%
CTM Acquisition LLC Equity	Consumer Services	NA	NA	NA	664,865	665	407	0.0%
Vistria ESS Holdings, LLC - Equity	Commercial & Professional Services	NA	NA	NA	326	326	665	0.1%

Total Common Equity						4,709	4,583	0.8%
Total Equity Investments						9,661	9,239	1.6%
Total Investments						$644,001	637,491	118.6%
Liabilities in Excess of Other Assets							(99,350)	-18.6%
Net Assets							$538,141	100.0%

(1)
The Company deemed this asset to be a "non-qualifying asset" under Section 55(a) of the Investment Company Act of 1940, as amended. Qualifying assets must represent at least 70.0% of the Company's total assets at the time of acquisition of any additional non-qualifying assets. As of March 31, 2024, 4.29% of the Company's total assets are represented by investments at fair value that are considered non-qualifying assets.
(2)
Percentages are based on net assets as of March 31, 2024.
(3)
The fair value of investments with respect to securities for which market quotations are not readily available are valued using significant unobservable inputs (See Note 3 – Fair Value of Financial Instruments).
(4)
For investments in revolving credit facilities and delayed draw commitments, the cost basis of the funded investments purchased is offset by any costs/netbacks received for any unfunded portion on the total balance committed. The fair value is also adjusted for the price appreciation or depreciation on the unfunded portion. As a result, the purchase of commitments not completely funded may result in a negative fair value until it is called and funded. Please refer to Note 7 - Commitments and Contingencies for details of these unfunded commitments.
(5)
The majority of the investments bear interest at a rate that may be determined by reference to Secured Overnight Financing Rate (“SOFR") and which reset monthly, quarterly, semiannually, or annually. For each, the Company has provided the spread over the reference rate and the current interest rate in effect at the reporting date. As of March 31, 2024, the reference rates for the Company's variable rate loans were the 1 mo. SOFR at 5.33%, the 3 mo. SOFR at 5.30%, and the 6 mo. SOFR at 5.22%. Certain investments are subject to an interest rate floor. For fixed rate loans, a spread above a reference rate is not applicable.
(6)
Equity and member interests are non-income-producing unless otherwise noted.
(7)
All investments domiciled in the United States unless otherwise noted.
(8)
Positions that have a SOFR reference rate, from time to time have an additional spread adjustment. This spread adjustment ranges from 0% - 0.25% depending on the contractual arrangement. These spread adjustments have been included in the all-in rate shown.
(9)
Ownership of this investment is through a wholly-owned subsidiary.
(10)
Investment is on non-accrual status.
(11)
Investment is deemed an Affiliated Investment; Affiliated investments generally are defined by the Investment Company Act of 1940, as amended, as investments in portfolio companies in which the Company owns between 5% and 25% of the voting securities. See Note 5 in the accompanying notes to the consolidated financial statements for additional information on transactions in which the issuer was an Affiliated Investment (but not a portfolio company that the Company is deemed to control).

COMMONWEALTH CREDIT PARTNERS BDC I, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS (CONTINUED)

(amounts in thousands, except per share data)

March 31, 2024

(Unaudited)

The following table shows the portfolio composition by industry grouping based on fair value at March 31, 2024:

	At March 31, 2024
Industry	Investments at Fair Value	Percentage of Total Portfolio
Consumer Services	$163,078	25.5%
Diversified Financials	81,275	12.7
Health Care Providers & Services	75,985	11.9
Health Care Equipment & Services	56,239	8.8
Commercial & Professional Services	41,153	6.5
Technology Hardware & Equipment	40,425	6.3
Capital Goods	39,297	6.2
Media	33,519	5.3
Industrials	28,557	4.5
Health Care Technology	26,764	4.2
Consumer Durables & Apparel	25,873	4.1
Software & Services	25,326	4.0
	$637,491	100.0%

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

COMMONWEALTH CREDIT PARTNERS BDC I, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS (CONTINUED)

(amounts in thousands, except per share data)

December 31, 2023

Portfolio Company(3)(7)	Industry	Spread Above Index	Interest Rate	Maturity Date	Principal / Shares	Amortized Cost	Fair Value	Percentage of Net Assets (2)
Net Assets							$526,658	100.0%

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
(4)
For investments in revolving credit facilities and delayed draw commitments, the cost basis of the funded investments purchased is offset by any costs/netbacks received for any unfunded portion on the total balance committed. The fair value is also adjusted for the price appreciation or depreciation on the unfunded portion. As a result, the purchase of commitments not completely funded may result in a negative fair value until it is called and funded. Please refer to Note 7 - Commitments and Contingencies for details of these unfunded commitments.
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

March 31, 2024

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

The Company is managed by Commonwealth Credit Advisors LLC (the “Investment Adviser”), a Delaware limited liability company and an affiliate of Comvest Capital Advisors LLC, Comvest Credit Advisors LLC and Comvest Credit Managers, LLC (collectively “Comvest Partners”). The Investment Adviser is registered as an investment adviser under the Investment Advisers Act of 1940, as amended. The Investment Adviser oversees the management of the Company’s activities and is responsible for making investment decisions with respect to the Company’s portfolio.

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

The Company’s consolidated interim financial statements are prepared in accordance with GAAP and pursuant to the requirements for reporting on Form 10-Q and Article 6 of Regulation S-X. Accordingly, the Company’s consolidated interim financial statements do not include all of the information and notes required by GAAP for annual financial statements. In the opinion of management, the consolidated financial statements reflect all adjustments and reclassifications consisting solely of normal accruals that are necessary for the fair presentation of financial results as of and for the periods presented. The unaudited interim consolidated financial statements and notes thereto should be read in conjunction with the financial statements and notes thereto in the Company’s Form 10-K for the year ended December 31, 2023, as filed with the U.S. Securities and Exchange Commission (the “SEC”).

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

Investment Classification

The Company classifies its investments in accordance with the requirements of the 1940 Act. Under the 1940 Act, “Control” is defined as the power to exercise a controlling influence over the management or policies of a company, unless such power is solely the result of an official position with such company. In addition, in accordance with Section 2(a)(9) of the 1940 Act, any person who owns beneficially, either directly or through one or more controlled companies, more than 25% of the voting securities of a company shall be presumed to control such company. Any person who does not so own more than 25% of the voting securities of any company shall be presumed not to control such company. Any person who does not so own more than 25% of the voting securities of any company and/or does not have the power to exercise control over the management or policies of such portfolio company shall be presumed not to control such company. Consistent with the 1940 Act, “Affiliated Investments” are defined as those investments in companies in which the Company owns 5% or more of the voting securities. Consistent with the 1940 Act, “Non-affiliated Investments” are defined as investments that are neither Control Investments nor Affiliated Investments. As of March 31, 2024 and as of December 31, 2023, the Company did not “control” and was not an “affiliated person” of any of its portfolio companies, each as defined in the 1940 Act except as noted as of March 31, 2024 and December 31, 2023 in the consolidated schedule of investments.

Cash and Cash Equivalents

Cash and cash equivalents include cash held in banks and short-term, liquid investments in a money market deposit account. Cash and cash equivalents are carried at cost which approximates fair value. The Company deposits at financial institutions for its cash and cash equivalents may exceed FDIC insured limits under applicable law.

The Company considers all highly liquid investments with a maturity of three months or less, when acquired, to be cash equivalents. As of March 31, 2024 and December 31, 2023, the Company held cash and cash equivalents in the form of money market fund shares held in First American Government Obligations Fund with a fair value of $3.7 million and $2.5 million, respectively, representing 0.68% and 0.68%, respectively, of the Company’s net assets. Cash equivalents in the form of money market fund shares are valued at their reported net asset value (generally $1 per share) on the measurement date and are categorized within Level 1 of the fair value hierarchy under ASC 820, as inputs in the valuation are observable.

Organizational Expenses and Offering Costs

Organizational expenses consist of costs incurred to establish the Company and enable it legally to do business. Organization costs are expensed as incurred. Offering costs consist of costs incurred in connection with the offering of Common Stock of the Company. Offering costs are capitalized as a deferred charge and amortized to expense on a straight-line basis over 12 months from the inception date. There were no organizational or offering costs for the three months ended March 31, 2024 and 2023. As of March 31, 2024 and December 31, 2023, no offering costs were deferred.

The Company bears the organizational expenses and offering costs incurred in connection with the formation of the Company and the offering of shares of its Common Stock, including the out-of-pocket expenses of the Investment Adviser and its agents and affiliates. In addition, the Company reimburses the Investment Adviser for the organizational expenses and offering costs it incurs on the Company’s behalf. For the period from the Inception Date through March 31, 2024, the Company had incurred $0.48 million of organizational costs. If actual organizational expenses and offering costs incurred exceed $0.75 million, the Investment Adviser or its affiliate bear the excess costs.

Deferred Financing Costs

Financing costs incurred in connection with the Company’s credit facilities are capitalized and amortized into expense using the straight-line method, which approximates the effective yield method over the life of the respective facility. See Note 6—Borrowings.

Revenue Recognition

Interest Income

Interest income, adjusted for amortization of premium and accretion of discount, is recorded on an accrual basis. Discount and premium on investments purchased are accreted/amortized over the expected life of the respective investment using the effective yield method. Loan origination fees, original issue discount (“OID”) and market discounts or premiums are capitalized and amortized into interest income using the effective interest method. Upon prepayment of a loan or debt security, any prepayment premiums, unamortized upfront loan origination fees and unamortized discounts are recorded as interest income. The Company may have loans in its portfolio that contain a payment-in-kind ("PIK") interest provision. PIK interest is accrued and recorded as income at the contractual rates, if deemed collectible. The PIK interest is added to the principal balance on the capitalization date and is generally due at maturity or when deemed by the issuer. For the three months ended March 31, 2024 and 2023, the Company recognized PIK interest from investments of $31 thousand and $244 thousand, respectively, which is included in Interest Income on the Consolidated Statements of Operations.

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

Recent Accounting Standards Update

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280), which improves reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The amendments are effective for fiscal years beginning after December 15, 2023 and interim period within fiscal years beginning after December 15, 2024. The Company does not expect this guidance to impact its consolidated financial statements.

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

Determinations of fair value involve subjective judgments and estimates. Accordingly, the notes to the consolidated financial statements refer to the uncertainty with respect to the possible effect of such valuations, and any change in such valuations on the consolidated financial statements.

The following table presents fair value measurements of investments, by major class, as of March 31, 2024, according to the fair value hierarchy:

	Fair Value Measurements
	Level 1	Level 2	Level 3	Totals
First Lien Senior Secured	$—	$—	$628,252	$628,252
Equity	—	—	9,239	9,239
Total	$—	$—	$637,491	$637,491

The following table presents fair value measurements of investments, by major class, as of December 31, 2023, according to the fair value hierarchy:

	Fair Value Measurements
	Level 1	Level 2	Level 3	Totals
First Lien Senior Secured	$—	$—	$612,403	$612,403
Equity	—	—	6,173	6,173
Total	$—	$—	$618,576	$618,576

The following table provides a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the three months ended March 31, 2024:

	First Lien Senior Secured	Equity	Total
Balance as of December 31, 2023	$612,403	$6,173	$618,576
Purchases and other adjustments to cost	31,190	485	31,675
Sales and repayments	(10,136)	—	(10,136)
Transfers in (a)	16,555	2,908	19,463
Transfers out (a)	(19,463)	—	(19,463)
Net realized gain/(loss) on investments	(6,319)	—	(6,319)
Net change in unrealized gain/(loss) on investments	3,132	(327)	2,805
Net accretion of discount on investments	890	—	890
Balance as of March 31, 2024	$628,252	$9,239	$637,491
Net change in unrealized gain/loss for the period relating to those Level 3 assets that were still held by the Company at the end of the period:	$3,132	$(327)	$2,805

(a) During the three months ended March 31, 2024, there was a transfer from senior secured debt to equity as a result of an investment restructuring, in which $9.3 million of senior secured debt was exchanged for equity with a fair market value of $2.9 million.

The following table provides a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the three months ended March 31, 2023:

	First Lien Senior Secured	Equity	Total
Balance as of December 31, 2022	$352,041	$3,193	$355,234
Purchases and other adjustments to cost	175,056	3,243	178,299
Sales and repayments	(2,998)	-	(2,998)
Net realized gains	-	-	—
Net change in unrealized gain/(loss) on investments	(1,638)	(160)	(1,798)
Net accretion of discount on investments	587	-	587
Balance as of March 31, 2023	$523,048	$6,276	$529,324
Net change in unrealized gain/loss for the period relating to those Level 3 assets that were still held by the Company at the end of the period:	$(1,638)	$(160)	$(1,798)

Purchases represent the acquisition of new investments at cost. Sales and repayments represent principal payments received during the period. For the three months ended March 31, 2024 and 2023, there were no transfers between levels of the fair value hierarchy.

Significant Unobservable Inputs

The following table summarizes the significant unobservable inputs used to value Level 3 investments as of March 31, 2024. The table is not intended to be all-inclusive, but instead identifies the significant unobservable inputs relevant to the determination of fair values.

				Selected Input Range
Asset Category	Fair Value	Primary Valuation Technique	Unobservable Inputs	Minimum	Maximum	Weighted Average (a)
First Lien Senior Secured	$597,898	Discounted Cash Flow	Discount Rate	8.5%	19.8%	11.9%
First Lien Senior Secured	30,354	Market Comparables	EBITDA Multiple	6.0x	12.0x	9.8x
Equity	521	Market Comparables	Revenue Multiple	2.4x	2.6x	2.5x
Equity	8,718	Market Comparables	EBITDA Multiple	5.5x	15.8x	11.0x
Total	$637,491

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

There were no significant changes in valuation approach or technique as of March 31, 2024 and December 31, 2023.

Level 3 inputs to the valuation methodology are unobservable and significant to overall fair value measurement. The inputs into the determination of fair value require significant management judgment or estimation. Financial instruments that are included in this category include investments in privately held entities where the fair value is based on unobservable inputs.

The income and market approaches were used in the determination of fair value of certain Level 3 assets as of March 31, 2024 and December 31, 2023. The significant unobservable inputs used in the income approach are the discount rate or market yield used to discount the estimated future cash flows expected to be received from the underlying investment, which include both future principal and interest payments and any other end of term fees, as applicable. Included in the consideration and selection of discount rates are factors such as risk of default, interest rate risk, and changes in credit quality. The significant unobservable inputs used in the market approach are based on market comparable transactions and market multiples of publicly traded comparable companies. Increases or decreases in the valuation multiples in isolation may result in higher or lower fair value measurement, respectively, and increases or decreases in the discount rate in isolation may result in lower or higher fair value measurement, respectively.

As of March 31, 2024, the Company has two portfolio companies on a non-accrual status with a total cost of $36,954 and total market value of $33,262. As of December 31, 2023, the Company had two portfolio companies on a non-accrual status with a total cost of $41,970 and total market value of $34,501. Refer to Note 2 -Summary of Significant Accounting Policies—for additional details regarding the Company’s non-accrual policy.

For discussion of the fair value measurement of the Company’s borrowings, refer to Note 6—Borrowings.

Note 4—Related Party Transactions

Investment Advisory Agreement

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

Operating Advisory Group, LLC (“OAG”), is a consulting firm that exclusively provides management consulting services, substantially all of which are provided to portfolio companies of Comvest Partners’ affiliated funds investing in a control equity strategy. The Company also engages OAG to provide assistance with certain discrete diligence and other matters in connection with the Company’s investing activities. For the three months ended March 31, 2024 and 2023, OAG charged $4 thousand and $0, respectively, for due diligence services which were paid by portfolio companies of the Company. In addition, for the three months ended March 31, 2024 and 2023, OAG charged the Company $0 and $7 thousand, respectively, for diligence expenses which were paid by the Company. While neither the Company nor any of its affiliates or personnel own or share in any portion of the economics received by OAG, an affiliate of the Investment Adviser has been granted an option to acquire the shares of OAG’s parent company at a nominal value.

Management Fee

During the Investment Period, the Management Fee is calculated at an annual rate of 1.00% with respect to the Company’s Adjusted Average Assets Invested (defined below) in respect of the relevant quarterly period, in the manner set forth in the table below. During the Investment Period, “Adjusted Average Assets Invested” shall mean (a) the average of the sum of the Company’s (i) Drawn Capital Commitments, (ii) the aggregate dollar amount of distributions issued to stockholders in-kind pursuant to the Company’s dividend reinvestment plan (“DRIP”) as of the latest declaration date of any such distribution, excluding any amounts of such distribution received in cash by stockholders that have opted out of the DRIP, and (iii) outstanding principal on borrowings, in the case of clause (i) and clause (iii), as of the last business day of each month included in the relevant quarterly period less (b) the sum of the Company’s (iv) cumulative net unrealized losses, if any, and (v) cumulative net realized losses, if any, in the case of clause (iv) and clause (v), as of the last business day of the relevant quarter. For the avoidance of doubt, the quarterly Management Fees payable to the Investment Adviser are specifically set forth below.

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

The table set forth below shows the following quarterly fee percentages shall be payable with respect to the Company’s Target Adjusted Average Assets through the end of the Investment Period:

Quarter Ending	Quarter	Target Adjusted Average Assets Invested ($in millions) [1]	Quarterly Management Fee Percentage	Quarterly Dollar Amount ($in millions) [2]
September 30, 2021	1	$80	1%	$0.20
December 31, 2021	2	$160	1%	$0.40
March 31, 2022	3	$240	1%	$0.60
June 30, 2022	4	$320	1%	$0.80
September 30, 2022	5	$400	1%	$1.00
December 31, 2022	6	$480	1%	$1.20
March 31, 2023	7	$560	1%	$1.40
June 30, 2023	8	$640	1%	$1.60
September 30, 2023	9	$650	1%	$1.625
December 31, 2023	10	$650	1%	$1.625
March 31, 2024	11	$726	1%	$1.82
June 30, 2024	12 and beyond [3]	$740	1%	$1.85

(1)
In accordance with the underlying agreement, the Management Fee paid at the end of any quarter shall be calculated based on the lower of the actual Adjusted Average Assets Invested in respect of the quarter and the target Adjusted Average Assets Invested for that quarter. The target Adjusted Average Assets have been increased to include amounts from the DRIP program not received in cash and will continue to increase beyond the period provided for in the schedule above.
(2)
Reflects dollar amount of Management Fees payable for the applicable quarter based on the Company’s target Adjusted Average Assets Invested as of the end of such quarter.
(3)
Reflects the Management Fee payable beginning in quarter 12 and extending through the end of the Investment Period.

For the three months ended March 31, 2024, the Company incurred $1.57 million in Management Fees under the Amended and Restated Investment Advisory Agreement. For the three months ended March 31, 2023, the Company incurred $1.13 million in Management Fees under the Investment Advisory Agreement.

There were no management fee waivers for the three months ended March 31, 2024 and 2023.

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

For the three months ended March 31, 2024, the Company incurred $393 thousand in incentive fees under the Amended and Restated Investment Advisory Agreement. For the three months ended March 31, 2023, the Company did not incur incentive fees under the Investment Advisory Agreement.

There were no incentive fee waivers for the three months ended March 31, 2024.

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

The Administrator has hired a third-party sub-administrator (the "Sub-Administrator") to assist with the provision of administration services. For the three months ended March 31, 2024 and 2023, the Company incurred $0.08 million and $0.07 million, respectively, in administrative service fees under the administration agreement, payable to the Sub-Administrator. Administration service fees are included in other general and administrative expenses on the Statements of Operations.

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

Note 5—Transactions with Affiliated Investments

An affiliated investment is an investment in which the Company has an ownership interest of 5% or more of its voting securities. A controlled affiliate investment is an investment which the Company has an ownership interest of more than 25% of its voting securities. Please see the Company's consolidated schedule of investments for the type of investment, principal amount/ shares, interest rate including the spread, and the maturity date. Transactions related to the Company's investments with affiliates for the three months ended March 31, 2024 were as follows:

Portfolio Company	Type of Asset	Amount of interest included in income	Beginning Fair Value at December 31, 2023	Gross additions*	Gross reductions**	Realized Gain/(Loss)	Change in Unrealized Gain (Loss)	Fair Value at March 31, 2024
Affiliate company investment:
Kent Water Sports Holdings, LLC - Delayed Draw Loan Last-Out	First Lien Senior Secured	$-	$8,176	$80	$-	$-	$(1,999)	$6,257
Kent Water Sports Holdings, LLC - Delayed Draw Loan First-Out	First Lien Senior Secured	-	3,662	1,163	-	-	392	5,217
Kent Water Sports Holdings, LLC	Preferred Equity	-	-	-	-	-		-
Kent Water Sports Holdings, LLC	Common Equity	-	-	-	-	-		-
Total Affiliate Investments		$-	$11,838	$1,243	$-	$-	$(1,607)	$11,474

* Gross additions include increases in the cost basis of investments resulting from new portfolio investments, PIK interest or dividends, the amortization of unearned income, the exchange of one or more existing securities for one or more new securities, and the movement of an existing portfolio company into this category from a different category.

** Gross reductions include decreases in the cost basis of investments resulting from principal collections related to investment repayments or sales, the exchange of one or more existing securities for one or more new securities, and the movement of an existing portfolio company out of this category into a different category.

Note 6—Borrowings

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

The Goldman Credit Facility is uncommitted and matures on the earlier of (i) the date on which either the Company or lender provide written notice of termination to the other party and (ii) the date that is 30 days prior to the last date on which the Company may issue capital drawdowns to its investors. Under the Goldman Credit Facility, the Company is permitted to borrow up to the lesser of $130 million and the Borrowing Base. The “Borrowing Base” is based upon the unfunded capital commitments of certain subscribed investors in the Company that have been approved by Goldman Sachs and meet certain criteria. The advance rate for such investors is currently 90%. The "Borrowing Base" was $130 million at March 31, 2024. The Goldman Credit Facility contains certain customary affirmative and negative covenants and events of default. The Goldman Credit Facility bears interest at a rate of Term SOFR + 2.82% per weighted average annualized interest cost annum.

The weighted average annualized interest cost for all borrowings for the three months ended March 31, 2024 and 2023 was 8.14% and 7.37%, respectively. The average daily debt outstanding for the three months ended March 31, 2024 and 2023 was $100.9 million and $42.6 million, respectively. The maximum debt outstanding for the three months ended March 31, 2024 and 2023 was $109.8 million and $101.5 million, respectively.

The following table represents borrowings as of March 31, 2024:

	Total Aggregate Borrowing Capacity	Total Principal Outstanding	Less Deferred Financing Costs	Amount per Statements of Assets and Liabilities
Goldman Credit Facility	$130,000	$109,800	$42	$109,758
Total	$130,000	$109,800	$42	$109,758

The following table represents borrowings as of December 31, 2023:

	Total Aggregate Borrowing Capacity	Total Principal Outstanding	Less Deferred Financing Costs	Amount per Statements of Assets and Liabilities
Goldman Credit Facility	$130,000	$100,800	$50	$100,750
Total	$130,000	$100,800	$50	$100,750

The following table represents interest and debt fees for the three months ended March 31, 2024:

	For the three months ended March 31, 2024
	Interest Rate(2)	Interest Expense	Deferred Financing Costs(1)	Other Fees(1)
Goldman Credit Facility	SOFR + 2.82%	$2,080	$8	$32
Total		$2,080	$8	$32
(1)
Amortization of deferred financing costs and other fees are included in interest expense on the Consolidated Statements of Operations.
(2)
As of March 31, 2024, the 1-month SOFR rate was 5.33%.

The following table represents interest and debt fees for the three months ended March 31, 2023:

	For the three months ended March 31, 2023
	Interest Rate(2)	Interest Expense	Deferred Financing Costs(1)	Other Fees(1)
Goldman Credit Facility	SOFR + 2.82%	$785	$8	$32
Total		$785	$8	$32

(1)
Amortization of deferred financing costs and other fees are included in interest expense on the Consolidated Statements of Operations.
(2)
As of March 31, 2023, the 1-month SOFR rate was 4.81%.

At March 31, 2024 and December 31, 2023, the carrying amount of the Company’s secured borrowings approximated their fair value in accordance with ASC 820. As of March 31, 2024 and December 31, 2023, the Company’s borrowings would be deemed to be Level 3, as defined in Note 3—Fair Value of Financial Instruments.

Note 7—Commitments and Contingencies

Commitments

In the ordinary course of business, the Company may enter into future funding commitments. As of March 31, 2024 and December 31, 2023, the Company had unfunded commitments on delayed draw term loans and revolving credit lines of $58.5 million and $58.4 million, respectively. The Company maintains sufficient cash on hand, unfunded Capital Commitments, and available borrowings from the Goldman Credit Facility to fund such unfunded commitments.

As of March 31, 2024, the Company’s unfunded commitments consisted of the following:

Portfolio Company Name	Investment Type	Commitment Type	Unfunded Commitments
190 Octane Financing	First Lien Senior Secured	Revolving Credit Line	$468
ACT Acquisition	First Lien Senior Secured	Delayed Draw Loan	254
ACT Acquisition	First Lien Senior Secured	Revolving Credit Line	774
Aurora Solutions LLC	First Lien Senior Secured	Revolving Credit Line	766
Batteries Plus Holding Corporation	First Lien Senior Secured	Revolving Credit Line	2,157
Billhighway	First Lien Senior Secured	Delayed Draw Loan	557
Billhighway	First Lien Senior Secured	Revolving Credit Line	295
BKH	First Lien Senior Secured	Delayed Draw Loan	2,136
Cardiovascular Logistics	First Lien Senior Secured	Delayed Draw Loan	4,732
CheckedUp	First Lien Senior Secured	Delayed Draw Loan	509
CheckedUp	First Lien Senior Secured	Revolving Credit Line	1,414
CreditAssociates, LLC	First Lien Senior Secured	Revolving Credit Line	1,167
Discovery	First Lien Senior Secured	Delayed Draw Loan	363
Discovery	First Lien Senior Secured	Delayed Draw Loan	1,814
Discovery	First Lien Senior Secured	Revolving Credit Line	363
Educators Publishing Service	First Lien Senior Secured	Revolving Credit Line	1,774
Fiesta Holdings	First Lien Senior Secured	Revolving Credit Line	923
Firebirds	First Lien Senior Secured	Revolving Credit Line	864
Firebirds	First Lien Senior Secured	Delayed Draw Loan	1,382
Hasa	First Lien Senior Secured	Revolving Credit Line	870
Hasa	First Lien Senior Secured	Delayed Draw Loan	1,616
Kemper Sports Management	First Lien Senior Secured	Revolving Credit Line	1,676
Kemper Sports Management	First Lien Senior Secured	Delayed Draw Loan	983
Kent Water Sports	First Lien Senior Secured	Delayed Draw Loan	448
MerchantWise Solutions, LLC	First Lien Senior Secured	Delayed Draw Loan	403
Mollie Funding II LLC	First Lien Senior Secured	Delayed Draw Loan	576
Mollie Funding II LLC	First Lien Senior Secured	Revolving Credit Line	303
Narcote, LLC	First Lien Senior Secured	Revolving Credit Line	218
Nuspire, LLC	First Lien Senior Secured	Revolving Credit Line	879
Oak Dental	First Lien Senior Secured	Delayed Draw Loan	7,334
Oak Dental	First Lien Senior Secured	Revolving Credit Line	516
OAO Acquisitions	First Lien Senior Secured	Delayed Draw Loan	1,317
OAO Acquisitions	First Lien Senior Secured	Revolving Credit Line	659
OneCare Media, LLC	First Lien Senior Secured	Revolving Credit Line	2,056
PJW Ultimate Holdings LLC	First Lien Senior Secured	Revolving Credit Line	1,647
Planet DDS	First Lien Senior Secured	Delayed Draw Loan	435
Raven Engineered Films, Inc.	First Lien Senior Secured	Revolving Credit Line	3,318
Rushmore Intermediate	First Lien Senior Secured	Delayed Draw Loan	581
Rushmore Intermediate	First Lien Senior Secured	Revolving Credit Line	538
Senior Helpers	First Lien Senior Secured	Delayed Draw Loan	1,839
VardimanBlack Holdings LLC	First Lien Senior Secured	Delayed Draw Loan	2,317
Vecta Environmental Services	First Lien Senior Secured	Revolving Credit Line	371
Vecta Environmental Services	First Lien Senior Secured	Delayed Draw Loan	2,473
West Creek Financial SPV	First Lien Senior Secured	Delayed Draw Loan	1,203
Wilnat, Inc.	First Lien Senior Secured	Revolving Credit Line	1,235
Total			$58,523

As of December 31, 2023, the Company’s unfunded commitments consisted of the following:

Portfolio Company Name	Investment Type	Commitment Type	Unfunded Commitments
190 Octane Financing	First Lien Senior Secured	Revolving Credit Line	$571
ACT Acquisition	First Lien Senior Secured	Delayed Draw Loan	1,703
ACT Acquisition	First Lien Senior Secured	Revolving Credit Line	774
Aurora Solutions LLC	First Lien Senior Secured	Revolving Credit Line	766
Batteries Plus Holding Corporation	First Lien Senior Secured	Revolving Credit Line	2,158
BKH	First Lien Senior Secured	Delayed Draw Loan	2,136
Cardiovascular Logistics	First Lien Senior Secured	Delayed Draw Loan	4,733
CreditAssociates, LLC	First Lien Senior Secured	Delayed Draw Loan	1,167
CheckedUp	First Lien Senior Secured	Delayed Draw Loan	1,753
CheckedUp	First Lien Senior Secured	Revolving Credit Line	264
Educators Publishing Service	First Lien Senior Secured	Revolving Credit Line	1,774
Fiesta Holdings	First Lien Senior Secured	Revolving Credit Line	923
Firebirds	First Lien Senior Secured	Delayed Draw Loan	1,382
Firebirds	First Lien Senior Secured	Revolving Credit Line	691
Hasa	First Lien Senior Secured	Delayed Draw Loan	1,616
Hasa	First Lien Senior Secured	Revolving Credit Line	1,367
Kemper Sports Management	First Lien Senior Secured	Delayed Draw Loan	983
Kemper Sports Management	First Lien Senior Secured	Revolving Credit Line	1,676
MerchantWise Solutions, LLC	First Lien Senior Secured	Delayed Draw Loan	403
MerchantWise Solutions, LLC	First Lien Senior Secured	Revolving Credit Line	1,311
Mollie Funding II LLC	First Lien Senior Secured	Delayed Draw Loan	576
Mollie Funding II LLC	First Lien Senior Secured	Revolving Credit Line	910
Narcote, LLC	First Lien Senior Secured	Revolving Credit Line	218
National Debt Relief	First Lien Senior Secured	Revolving Credit Line	2,189
Nuspire, LLC	First Lien Senior Secured	Revolving Credit Line	879
Oak Dental	First Lien Senior Secured	Delayed Draw Loan	7,334
Oak Dental	First Lien Senior Secured	Revolving Credit Line	516
OAO Acquisitions	First Lien Senior Secured	Delayed Draw Loan	1,317
OAO Acquisitions	First Lien Senior Secured	Revolving Credit Line	659
OneCare Media, LLC	First Lien Senior Secured	Revolving Credit Line	2,056
PJW Ultimate Holdings LLC	First Lien Senior Secured	Revolving Credit Line	1,647
Planet DDS	First Lien Senior Secured	Delayed Draw Loan	756
Raven Engineered Films, Inc.	First Lien Senior Secured	Revolving Credit Line	3,770
Rushmore Intermediate	First Lien Senior Secured	Delayed Draw Loan	175
Rushmore Intermediate	First Lien Senior Secured	Revolving Credit Line	1,344
Vecta Environmental Services	First Lien Senior Secured	Delayed Draw Loan	2,473
Vecta Environmental Services	First Lien Senior Secured	Revolving Credit Line	618
Venu+	First Lien Senior Secured	Revolving Credit Line	369
West Creek Financial SPV	First Lien Senior Secured	Delayed Draw Loan	1,203
Wilnat, Inc.	First Lien Senior Secured	Revolving Credit Line	1,235
Total			$58,395

The unrealized appreciation or depreciation associated with unfunded portfolio company commitments is recorded in the financial statements and reflected as an adjustment to the valuation of the related security in the Consolidated Schedule of Investments as of March 31, 2024 and December 31, 2023. The par amount of the unfunded portfolio company commitments is not recognized by the Company until the commitment is funded.

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

Litigation and Regulatory Matters

In the ordinary course of its business, the Company, our wholly-owned direct subsidiaries, the Investment Adviser and the Administrator may become subject to litigation, claims, and regulatory matters. The Company has no knowledge of material legal or regulatory proceedings pending or known to be contemplated against the Company, Investment Adviser and Administrator at this time.

Indemnifications

In the ordinary course of its business, the Company may enter into contracts or agreements that contain indemnifications or warranties. Future events could occur that lead to the execution of these provisions against the Company. Based on its history and experience, management feels that the likelihood of such an event is remote.

Note 8—Capital

Investor Commitments

As of March 31, 2024, the Company has $656.6 million in Capital Commitments, of which $186.6 million, were unfunded. As of December 31, 2023 the Company had $656.6 million in Capital Commitments, of which $186.6 million, were unfunded.

Capital Drawdowns

There were no shares issued related to capital drawdowns for the three months ended March 31, 2024.

The following table summarizes the total shares issued and net proceeds (in thousands) through the DRIP for the three months ended March 31, 2024:

Share Issue Date	Shares Issued	Net Proceeds
March 28, 2024	13,657	$13,139
Total Shares Issued	13,657	$13,139

The following table summarizes the total shares issued and net proceeds (in thousands) related to capital drawdowns for the three months ended March 31, 2023:

Share Issue Date	Shares Issued	Net Proceeds Received
February 24, 2023	87,145	$85,000
Total Shares Issued	87,145	$85,000

The following table summarizes the total shares and net proceeds (in thousands) issued through the DRIP for the three months ended March 31, 2023:

Share Issue Date	Shares Issued	Net Proceeds
March 28, 2023	10,772	$10,507
Total Shares Issued	10,772	$10,507

As of March 31, 2024 and December 31, 2023, 5,615 and 5,479, respectively, of the Company’s common shares were owned by Comvest Group Holdings SPV II LLC, a wholly owned subsidiary of an affiliate of Comvest Partners.

Distributions and Dividends

Distributions declared for the three months ended March 31, 2024 and 2023 totaled approximately $13.1 million and $10.5 million, respectively.

The following table reflects distributions declared, per share that have been declared by our Board for the three months ended March 31, 2024:

Date Declared	Record Date	Payment Date	Per Share Amount
March 28, 2024	March 28, 2024	March 28, 2024	$24.00

The following table reflects distributions declared, per share that have been declared by our Board for the three months ended March 31, 2023:

Date Declared	Record Date	Payment Date	Per Share Amount
March 27, 2023	March 27, 2023	March 28, 2023	$22.80

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

Note 9—Net Assets

The following table reflects the net assets activity for the three months ended March 31, 2024:

	Common stock-shares	Common stock-par	Additional paid in capital	Total distributable earnings (loss)	Total net assets
Balance as of December 31, 2023	547,439	$1	$536,354	$(9,697)	$526,658
Issuance of common stock, net of issuance costs	—	—	—	—	—
Reinvestment of distributions (1)	13,657	—	13,139	—	13,139
Distributions to stockholders	—	—	—	(13,139)	(13,139)
Net investment income (loss)	—	—	—	14,997	14,997
Net realized gain (loss) from investment transactions	—	—	—	(6,319)	(6,319)
Net change in unrealized gain (loss) on investments	—	—	—	2,805	2,805
Balance as of March 31, 2024	561,096	$1	$549,493	$(11,353)	$538,141

The following table reflects the net assets activity for the three months ended March 31, 2023:

	Common stock-shares	Common stock-par	Additional paid in capital	Total distributable earnings (loss)	Total net assets
Balance as of December 31, 2022	373,705	$—	$372,367	$(7,859)	$364,508
Issuance of common stock, net of issuance costs	87,145	—	85,000		85,000
Reinvestment of distributions (1)	10,772	—	10,507		10,507
Distributions to stockholders	—	—		(10,507)	(10,507)
Net investment income (loss)	—	—		11,708	11,708
Net realized gain (loss) from investment transactions	—	—		—	—
Net change in unrealized gain (loss) on investments	—	—		(1,798)	(1,798)
Balance as of March 31, 2023	471,622	$—	$467,874	$(8,456)	$459,418

(1)
Less than $1.

Note 10—Earnings Per Share

Basic earnings per share is computed by dividing earnings available to common stockholders by the weighted average number of shares outstanding during the period. Other potentially dilutive shares, and the related impact to earnings, are considered when calculating earnings per share on a diluted basis. The following information sets forth the computation of the weighted average basic and diluted net change in net assets per share resulting from operations for the three months ended March 31, 2024, as well as the three months ended March 31, 2023.

	For the Three Months Ended
	March 31, 2024	March 31, 2023
Net increase (decrease) in net assets resulting from operations	$11,483	$9,910
Weighted average shares of common stock outstanding—basic and diluted	548,039	409,042
Earnings (loss) per share of common stock—basic and diluted	$20.95	$24.23

Note 11—Financial Highlights

The following is a schedule of financial highlights for the three months ended March 31, 2024 and 2023:

	For the Three Months Ended
	March 31, 2024	March 31, 2023
Per Common Share Operating Performance
Net Asset Value, Beginning of Period	$962.04	$975.39
Results of Operations: (1)
Net Investment Income (Loss)	27.36	28.62
Net Realized and Unrealized Gain (Loss) on Investments	(6.31)	(7.09)
Net Increase (Decrease) in Net Assets Resulting from Operations	21.05	21.53
Distributions to Common Stockholders
Distributions from Net Investment Income	(24.00)	(22.80)
Net Decrease in Net Assets Resulting from Distributions	(24.00)	(22.80)
Net Asset Value, End of Period	$959.09	$974.12
Shares Outstanding, End of Period	561,096	471,622
Total Return (3)	2.18%	2.20%
Net assets, end of period	$538,141	$459,418
Ratio/Supplemental Data
Weighted-average shares outstanding	548,039	409,042
Ratio of net investment income (loss) to average net assets without waiver (2)	11.41%	11.90%
Ratio of net investment income (loss) to average net assets with waiver (2)	11.41%	11.90%
Ratio of total expenses to average net assets without waiver (2)(5)	3.53%	2.45%
Ratio of total expenses to average net assets with waiver (2)(5)	3.53%	2.45%
Asset Coverage Ratio (6)	587%	687%
Portfolio turnover rate (4)	2%	1%

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
(6)
Asset coverage ratio is presented as of March 31, 2024 and as of March 31, 2023.

Note 12 - Subsequent Events

The Company has evaluated subsequent events through the filing of this Form 10-Q and has determined that there have been no subsequent events that require recognition or disclosure in these consolidated financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the accompanying consolidated financial statements of Commonwealth Credit Partners BDC I, Inc. (the “Company”) and the notes thereto and other financial information included elsewhere in this Quarterly Report on Form 10-Q. We are externally managed by our adviser, Commonwealth Credit Advisors LLC (the “Investment Adviser”).

Forward Looking Statements

Statements we may make may contain forward-looking statements, that are not historical facts and are based on current expectations, estimates, projections, opinions and/or beliefs of the Company, the Investment Adviser and/or its affiliates (collectively, “Commonwealth”). These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about us, our current and prospective portfolio investments, our industry, our beliefs, and our assumptions. Words such as “anticipate”, “believe”, “continue”, “could”, “estimate”, “expect”, “intend”, “may”, “plan”, “potential”, “project”, “seek”, “should”, “target”, “will”, “would” or variations of these words and similar expressions are intended to identify forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements for any reason, including the factors set forth in Item 1A.—Risk Factors contained in our annual report on Form 10-K for the year ended December 31, 2023 and in this quarterly report on Form 10-Q.

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
•
the Company’s regulatory structure and tax status as a business development company (a “BDC”) and a regulated investment company (a “RIC”);
•
future changes in laws or regulations and conditions in the Company’s operating areas;
•
turmoil in Ukraine and Russia, including sanctions related to such turmoil, and the potential for volatility in energy prices and other supply chain issues and any impact on the industries in which we invest; and
•
the war between Israel and Hamas, which could potentially cause disruptions to portfolio companies located in the Middle East or that have substantial business relationships with companies in the affected region.

You should not place undue reliance on these forward-looking statements. The forward-looking statements made in this Quarterly Report on Form 10-Q relate only to events as of the date on which the statements are made. We undertake no obligations to update any forward-looking statement to reflect events or circumstances occurring after the date of this Quarterly Report on Form 10-Q.

Overview

The Company is an externally managed, non-diversified, closed-end management investment company that has elected to be regulated as a BDC under the Investment Company Act of 1940, as amended (the “1940 Act”) and intends to elect to be treated for U.S. federal income tax purposes, and to qualify annually thereafter, as a “RIC” under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). The Company was formed on January 15, 2021 (“Inception Date”) as a Delaware corporation. The Company commenced investment operations on August 17, 2021.

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

Portfolio and Investment Activity

During the three months ended March 31, 2024, we made $31.6 million of investments in new or existing portfolio companies and had $10.1 million in aggregate amount of sales and repayments, resulting in net investments of $21.5 million for the period. The total portfolio of debt investments at fair value consisted of 100% bearing variable interest rates and 0% bearing fixed interest rates.

Our portfolio composition, based on fair value at March 31, 2024 was as follows:

	March 31, 2024
	Percentage of Total Portfolio	Weighted Average Current Yield for Total Portfolio
First Lien Senior Secured	98.6%	12.0%
Equity	1.4%	—
Total	100%	12.0%

Our portfolio composition, based on fair value at December 31, 2023 was as follows:

	December 31, 2023
	Percentage of Total Portfolio	Weighted Average Current Yield for Total Portfolio
First Lien Senior Secured	99.0%	12.0%
Equity	1.0	—
Total	100.0%	12.0%

The following table shows the asset mix of our new investment fundings for the three months ended March 31, 2024:

	Asset Mix (In thousands)	Percentage
First Lien Senior Secured	$31,190	98.5%
Equity	485	1.5%
Total	$31,675	100.0%

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

As of March 31, 2024, the weighted average risk rating of our investments based on fair value was 2.4. As of March 31, 2024, the Company had two portfolio companies on non-accrual status. Refer to Note 2—Summary of Significant Accounting Policies—for additional details regarding the Company’s non-accrual policy.

	As of March 31, 2024
Internal Performance Rating	Investments at Fair Value (In thousands)	Percentage of Total Investments
6	$11,474	1.8%
5	21,788	3.4
4	17,486	2.7
3	119,945	18.8
2	466,798	73.3
1	—	—
Total	$637,491	100.0%

As of December 31, 2023, the weighted average risk rating of our investments based on fair value was 2.4. As of December 31, 2023, the Company had two portfolio companies on non-accrual status. Refer to Note 2—Summary of Significant Accounting Policies—for additional details regarding the Company’s non-accrual policy.

	As of December 31, 2023
Internal Performance Rating	Investments at Fair Value (In thousands)	Percentage of Total Investments
6	$11,838	1.9%
5	22,663	3.7
4	—	—
3	118,997	19.2
2	465,078	75.2
1	—	—
Total	$618,576	100.0%

The following tables show the weighted average rate, spread over the reference rate of floating rate and fees of investments originated and the weighted average rate of sales and payoffs of portfolio companies during the three months ended March 31, 2024.

For the Three Months Ended March 31, 2024
Weighted average rate of new investment fundings	11.18%
Weighted average spread over Reference Rate of new floating rate investment fundings	5.80%
Weighted average OID fees of new investment funding	1.67%
Weighted average rate of sales and payoffs of portfolio investments	10.62%

The following tables show the weighted average rate and the spread over the reference rate of floating rate and fees of investments originated during the three months ended March 31, 2023.

For the Three Months Ended March 31, 2023
Weighted average rate of new investment fundings	11.41%
Weighted average spread over Reference Rate of new floating rate investment fundings	6.41%
Weighted average OID fees of new investment funding	2.34%

RESULTS OF OPERATIONS

Our operating results for the three months ended March 31, 2024 (dollars in thousands):

For the Three Months Ended March 31, 2024
Total investment income	$19,632
Less: Net expenses	4,635
Net investment income (loss)	14,997
Net realized gains (losses)	(6,319)
Net change in unrealized gains (losses)	2,805
Net increase (decrease) in net assets resulting from operations	$11,483

Our operating results for the three months ended March 31, 2023 were as follows (dollars in thousands):

For the Three Months Ended March 31, 2023
Total investment income	$14,115
Less: Net expenses	2,407
Net investment income (loss)	11,708
Net realized gains (losses)	—
Net change in unrealized gains (losses)	(1,798)
Net increase (decrease) in net assets resulting from operations	$9,910

Investment Income

Investment income for the three months ended March 31, 2024 and 2023 was driven by our deployment of capital and interest income from our investments. The composition of our investment income for the three months ended March 31, 2024 was as follows (dollars in thousands):

For the Three Months Ended March 31, 2024
Interest income from investments	$19,236
Fee income	396
Total investment income	$19,632

The composition of our investment income for the three months ended March 31, 2023 was as follows (dollars in thousands):

For the Three Months Ended March 31, 2023
Interest income from investments	$13,657
Fee income	458
Total investment income	$14,115

Operating Expenses

The composition of our operating expenses for the three months ended March 31, 2024 was as follows (dollars in thousands):

For the Three Months Ended March 31, 2024
Incentive fees	$393
Management fees	1,572
Interest expense	2,120
Professional fees	205
Directors’ fees	22
Other general and administrative expenses	323
Net expenses	$4,635

The composition of our operating expenses for the three months ended March 31, 2023 was as follows (dollars in thousands):

For the Three Months Ended March 31, 2023
Management fees	$1,126
Interest expense	825
Professional fees	148
Directors’ fees	26
Other general and administrative expenses	282
Net expenses	$2,407

Net Realized Gains (Losses) and Net Change in Unrealized Gains (Losses) on Investments

Net realized gains (losses) and net change in unrealized gains (losses) on investments for the three months ended March 31, 2024 were as follows (dollars in thousands):

For the Three Months Ended March 31, 2024
Net realized gains (losses)
Non-controlled, non-affiliated investments	$(6,319)
Total net realized gains (losses)	(6,319)
Net change in unrealized gains (losses) on investments
Non-controlled, non-affiliated investments	4,412
Affiliated investments	(1,607)
Total net change in unrealized gains (losses) on investments	2,805
Net realized and unrealized gains (losses)	$(3,514)

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

As of March 31, 2024, we are party to the Goldman Credit Facility, as described in more detail in Note 6—Borrowings.

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

Operating liquidity is our ability to meet our short-term liquidity needs. The following table presents our operating liquidity position as of March 31, 2024 and December 31, 2023:

	As of
	March 31, 2024	December 31, 2023
Cash and cash equivalents	$9,766	$8,887
Unfunded portfolio company commitments	(58,523)	(58,395)
Undrawn capital commitments	186,571	186,571
Total operational liquidity	$137,814	$137,063

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

The Board, including a majority of the directors that are not “interested persons” as defined in Section 2(a)(19) of the 1940 Act, most recently approved the renewal of the Amended and Restated Investment Advisory Agreement on May 10, 2024. Such approvals were made in accordance with, and on the basis of an evaluation satisfactory to the Board as required by, Section 15(c) of the 1940 Act and applicable rules and regulations thereunder, including a consideration of, among other factors, (i) the nature, quality and extent of the advisory and other services to be provided under the agreement, (ii) the investment performance of the personnel who manage investment portfolios with objectives similar to the Company’s, (iii) comparative data with respect to advisory fees or similar expenses paid by other BDCs with similar investment objectives and (iv) information about the services to be performed and the personnel performing such services under the agreement.

Administration Agreement

On June 29, 2021, we entered into an administration agreement (the “Administration Agreement”) with Commonwealth Credit Advisors LLC, a Delaware limited liability company (in such capacity, the “Administrator”), under which the Administrator will provide administrative services for us, including arranging office facilities for us and providing office equipment and clerical, bookkeeping and recordkeeping services at such facilities. The Board, including a majority of the directors that are not “interested persons” as defined in Section 2(a)(19) of the 1940 Act, most recently approved the renewal of the Administration Agreement on May 10, 2024. Such approvals were made in accordance with, and on the basis of an evaluation satisfactory to the Board as required by, Section 15(c) of the 1940 Act and applicable rules and regulations thereunder.

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

Distributions and Dividends

Distributions declared for the three months ended March 31, 2024 totaled approximately $13.14 million.

The following table reflects cash distributions, including dividends and returns of capital, if any, per share that have been declared by our Board for the fiscal quarters ended March 31, 2024 and March 31, 2023, respectively:

Fiscal Year Quarter	Date Declared	Record Date	Payment Date	Per Share Amount
First Quarter	March 28, 2024	March 28, 2024	March 28, 2024	$24.00

Fiscal Year Ended	Date Declared	Record Date	Payment Date	Per Share Amount
First Quarter	March 27, 2023	March 27, 2023	March 28, 2023	$22.80

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

The Goldman Credit Facility bears interest at a rate of Term SOFR plus 2.82% per annum.

Contractual Obligations

The following table shows our payment obligations for repayment of debt and other contractual obligations as of March 31, 2024 (dollars in thousands):

	Total Aggregate Borrowing Capacity(1)	Total Principal Outstanding
Goldman Sachs Credit Facility	$130,000	$109,800
Total	$130,000	$109,800

(1)
As of March 31, 2024, we had $20.2 million in unused borrowing capacity under the Goldman Credit Facility, subject to borrowing base limits.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources.

Commitments

In the ordinary course of business, we may enter into future funding commitments. As of March 31, 2024, we had unfunded commitments on revolving credit lines and delayed draw loans of $58.5 million. We maintain sufficient financial resources to satisfy unfunded commitments, including cash on hand, undrawn capital commitments from our investors, and available borrowings to fund such unfunded commitments. Please refer to Note 7—Commitments and Contingencies in the notes to our consolidated financial statements for further detail of these unfunded commitments.

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

The income and market approaches were used in the determination of fair value of certain Level 3 assets as of March 31, 2024. The significant unobservable inputs used in the income approach are the discount rate or market yield used to discount the estimated future cash flows expected to be received from the underlying investment, which include both future principal and interest payments and any other end of term fees, as applicable. Included in the consideration and selection of discount rates are factors such as risk of default, interest rate risk, and changes in credit quality. The significant unobservable inputs used in the market approach are based on market comparable transactions and market multiples of publicly traded comparable companies.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to certain financial market risks, such as interest rate fluctuations. Because we fund a portion of our investments with borrowings, our net investment income is affected by the difference between the rate at which we invest and the rate at which we borrow. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income. A prolonged reduction in interest rates will reduce our gross investment income and could result in a decrease in our net investment income if such decreases in SOFR are not offset by a corresponding increase in the spread over SOFR that we earn on any portfolio investments, a decrease in our operating expenses, including with respect to our income incentive fee, or a decrease in the interest rate of our floating interest rate liabilities tied to SOFR. As of March 31, 2024, 100% of investments at fair value represent floating-rate investments with a reference rate floor and none of our debt investments at fair value represent fixed-rate investments. Additionally, our Goldman Credit Facility is also subject to floating interest rates and are currently paid based on floating SOFR rates.

The following table estimates the potential changes in net cash flow generated from interest income and expenses, should interest rates increase by 100, 200 or 300 basis points, or decrease by 100 or 200 basis points. Interest income is calculated as revenue from interest generated from our portfolio of investments held as of March 31, 2024. Interest expense is calculated based on the terms of our outstanding revolving credit facility and subscription line. For our Goldman Credit Facility, we use the outstanding balance as of March 31, 2024. Interest expense on this balance is calculated using the interest rate as of March 31, 2024, adjusted for the hypothetical changes in rates, as shown below.

Assuming that the interim and unaudited Consolidated Statements of Assets and Liabilities as of March 31, 2024 was to remain constant and that we took no actions to alter our interest rate sensitivity as of such date, the following table shows the annualized impact of hypothetical base rate changes in interest rates. Actual results could differ significantly from those estimated in the table.

Change in Interest Rates	Net Increase (Decrease) in Interest Income (in thousands)	Net Increase (Decrease) in Interest Expense (in thousands)	Net Increase (Decrease) in Net Investment Income (in thousands)
Down 100 basis points	$(6,482)	$(1,098)	$(5,384)
Down 200 basis points	(12,964)	(2,196)	(10,768)
Up 100 basis points	6,482	1,098	5,384
Up 200 basis points	12,964	2,196	10,768
Up 300 basis points	19,447	3,294	16,153

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “1934 Act”) we evaluated, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the 1934 Act) as of March 31, 2024. Based on the foregoing evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of March 31, 2024, our disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level that we would meet our disclosure obligations.

Changes in internal control over financial reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the 1934 Act) that occurred during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We, and our wholly-owned direct subsidiaries, the Investment Adviser and the Administrator are not currently subject to any material legal proceedings as of March 31, 2024. From time to time, we our wholly-owned direct subsidiaries, the Investment Adviser and the Administrator may be a party to certain legal proceedings incidental to the normal course of our business including the enforcement of our rights under contracts with our portfolio companies. While the outcome of these legal proceedings cannot be predicted with certainty, we do not expect that these proceedings will have a material effect upon our business, financial condition or results of operations.

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Item 1A. Risk Factors in our Annual Report on Form 10-K— for the fiscal year ended December 31, 2023, which could materially affect our business, financial condition and/or operating results. The risks described in our Annual Report on Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may materially affect our business, our structure, our financial condition, our investments and/or operating results. There have been no material changes during the three months ended March 31, 2024 to the risk factors discussed in Item 1A.—Risk Factors in our Annual Report on Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Previously disclosed by the Company on its current reports on Form 8-K.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Rule 10b5-1 Trading Plans

During the fiscal quarter ended March 31, 2024, none of our directors or executive officers adopted or terminated any contract, instruction, or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Rule 10b5 1(c) or any “non-Rule 10b5-1 trading arrangement.”

ITEM 6. EXHIBITS

The following exhibits are filed as part of this report, or hereby incorporated by reference to exhibits previously filed with the United States Securities and Exchange Commission:

Exhibit Number	Description of Document

3.1	Amended and Restated Certificate of Incorporation(1)

3.2	By-Laws(1)

31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14 (a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14 (a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of the Chief Executive Officer pursuant to 18 U.S. C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.

32.2**	Certification of the Chief Financial Officer pursuant to 18 U.S. C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

* Filed herewith.

* * Furnished herewith.

(1) Incorporated by reference to the Exhibits accompanying the Company’s Form 10 Registration Statement filed on July 6, 2021.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Commonwealth Credit Partners BDC I, Inc.

Date: May 10, 2024	By:	/s/ Robert O’Sullivan
	Name: Title:	Robert O’Sullivan Chief Executive Officer

Date: May 10, 2024	By:	/s/ Cecilio M. Rodriguez
	Name: Title:	Cecilio M. Rodriguez Chief Financial Officer

w