Form 10-Q
period 2024-06-30
Commonwealth Credit Partners BDC I, Inc.
filed 2024-08-14
CIK 1841514

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

There were 576,892 issued and outstanding shares of the issuer’s common stock, $.001 par value per share, on August 13, 2024.

Commonwealth Credit Partners BDC I, Inc.

Quarterly Report on Form 10-Q

PART I—FINANCIAL INFORMATION

ITEM1. FINANCIAL STATEMENTS

COMMONWEALTH CREDIT PARTNERS BDC I, INC.

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

(amounts in thousands except share and per share data)

	June 30, 2024 (Unaudited)	December 31, 2023
Assets:
Investments, at fair value:
Non-controlled, non-affiliated investments (amortized cost of $620,420 and $611,648 as of June 30, 2024 and December 31, 2023, respectively)	$617,066	$606,738
Affiliated investments (amortized cost of $17,797 and $16,243 as of June 30, 2024 and December 31, 2023, respectively)	10,861	11,838
Total investments, at fair value (amortized cost of $638,217 and $627,891 as of June 30, 2024 and December 31, 2023, respectively)	627,927	618,576
Cash and cash equivalents	4,157	8,887
Receivables:
Interest receivable	7,014	2,841
Prepaid expenses and other assets	4,893	110
Total Assets	$643,991	$630,414
Liabilities:
Credit facility (net of deferred financing costs of $34 and $50 as of June 30, 2024 and December 31, 2023, respectively)	$90,766	$100,750
Payables:
Management fee payable, net (Note 4)	1,551	1,529
Interest payable	528	673
Incentive fee payable, net (Note 4)	388	379
Directors fee payable	—	25
Accrued other general and administrative expenses	716	400
Total Liabilities	$93,949	$103,756
Commitments and contingencies (Note 7)
Net Assets:
Common Shares, $0.001 par value; 1,000,000 shares authorized; 576,892 and 547,439 as of June 30, 2024 and December 31, 2023, respectively issued and outstanding	$1	$1
Additional paid-in capital	564,643	536,354
Total distributable earnings (accumulated deficit)	(14,602)	(9,697)
Total Net Assets	$550,042	$526,658
Total Liabilities and Net Assets	$643,991	$630,414
Net Asset Value Per Common Share	$953.46	$962.04

The accompanying notes are an integral part of these consolidated financial statements.

COMMONWEALTH CREDIT PARTNERS BDC I, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(amounts in thousands except share and per share data)

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Income:
Investment income from non-controlled, non-affiliated investments:
Interest income	$19,358	$17,130	$38,594	$30,787
Fee income	413	229	809	687
Total Investment Income	19,771	17,359	39,403	31,474
Expenses:
Incentive fees	388	1,399	781	1,399
Management fees, net	1,551	1,295	3,123	2,421
Interest expense	1,659	1,543	3,779	2,369
Professional fees	186	175	391	323
Directors fees	19	25	41	50
Other general and administrative expenses	339	154	661	436
Total Expenses	4,142	4,591	8,776	6,998
Less: Incentive fee waiver (Note 4)	-	(63)	-	(63)
Net expenses	4,142	4,528	8,776	6,935
Net Investment Income (Loss)	15,629	12,831	30,627	24,539
Realized and unrealized gains (losses) on investments and foreign currency transactions
Net realized gains (losses):
Non-controlled, non-affiliated investments	52	-	(6,268)	-
Total net realized gains (losses)	52	-	(6,268)	-
Net change in unrealized gains (losses):
Non-controlled, non-affiliated investments	(2,856)	2,317	1,556	519
Affiliated investments	(924)	-	(2,531)	-
Total net change in unrealized gains (losses)	(3,780)	2,317	(975)	519
Total realized and unrealized gains (losses)	(3,728)	2,317	(7,243)	519
Net Increase (Decrease) in Net Assets Resulting from Operations	$11,901	$15,148	$23,384	$25,058
Per Common Share Data:
Basic and diluted net investment income/(loss) per common share	$27.83	$26.99	$55.20	$55.47
Basic and diluted net increase/(decrease) in net assets resulting from operations per common share	$21.19	$31.86	$42.15	$56.64
Weighted Average Common Shares Outstanding - Basic and Diluted	561,617	475,418	554,828	442,413

The accompanying notes are an integral part of these consolidated financial statements.

COMMONWEALTH CREDIT PARTNERS BDC I, INC.

CONSOLIDATED STATEMENT OF CHANGE IN NET ASSETS

(amounts in thousands except share and per share data)

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Increase (Decrease) in Net Assets Resulting from Operations:
Net investment income (loss)	$15,629	$12,831	$30,627	$24,539
Net realized gains (losses) on investments	52	—	(6,268)	—
Net change in unrealized gains (losses) on investments	(3,780)	2,317	(975)	519
Net Increase (Decrease) in Net Assets Resulting from Operations	11,901	15,148	23,384	25,058

Decrease in Net Assets Resulting from Stockholder Distributions
Distributions from net investment income	(15,150)	(12,158)	(28,289)	(22,665)
Net Decrease in Net Assets Resulting from Stockholder Distributions	(15,150)	(12,158)	(28,289)	(22,665)

Increase in Net Assets Resulting from Capital Share Transactions
Issuance of common shares	—	30,001	—	115,001
Reinvestment of distributions	15,150	12,158	28,289	22,665
Net Increase in Net Assets Resulting from Capital Share Transactions	15,150	42,159	28,289	137,666
Total Increase (Decrease) in Net Assets	11,901	45,149	23,384	140,059
Net Assets, Beginning of Period	538,141	459,418	526,658	364,508
Net Assets, End of Period	$550,042	$504,567	$550,042	$504,567

The accompanying notes are an integral part of these consolidated financial statements.

COMMONWEALTH CREDIT PARTNERS BDC I, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

(Unaudited)

	For the Six Months Ended
	June 30, 2024	June 30, 2023

Cash Flows from Operating Activities:
Net increase (decrease) in net assets resulting from operations	$23,384	$25,058
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Net realized (gains)/losses on investments	6,268	—
Net change in unrealized (gains)/losses on investments	975	(519)
Net accretion of discount on investments	(1,556)	(1,062)
Non-cash investment income	(68)	(331)
Purchases of portfolio investments	(84,722)	(227,555)
Amortization of deferred financing costs	16	17
Sales or repayments of portfolio investments	69,752	8,119
Increase/(decrease) in operating assets and liabilities:
(Increase)/decrease in interest receivable	(4,173)	(398)
(Increase)/decrease in prepaid expenses and other assets	(4,783)	15
Increase/(decrease) in management fees payable, net	22	444
Increase/(decrease) in interest payable	(145)	159
Increase/(decrease) in incentive fee payable, net	9	1,336
Increase/(decrease) in directors fee payable	(25)	—
Increase/(decrease) in accrued other general and administrative expenses	316	(1)
Net cash provided by (used in) Operating Activities	5,270	(194,718)
Cash Flows provided by (used in) Financing Activities:
Borrowings on credit facility	44,000	207,100
Payments on credit facility	(54,000)	(128,000)
Proceeds from issuance of common stock	—	115,001
Net cash provided by (used in) Financing Activities	(10,000)	194,101
Net increase (decrease) in cash and cash equivalents	(4,730)	(617)
Cash and cash equivalents, beginning of period	8,887	8,355
Cash and cash equivalents, end of period	$4,157	$7,738

Supplemental and Non-Cash Information:
Interest paid during the period	$3,924	$2,210
Distributions declared during the period	$28,289	$22,665
Reinvestment of distributions during the period	$28,289	$22,665

The accompanying notes are an integral part of these consolidated financial statements.

COMMONWEALTH CREDIT PARTNERS BDC I, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

(amounts in thousands, except per share data)

June 30, 2024

(Unaudited)

Portfolio Company(3)(7)	Industry	Spread Above Index	Interest Rate (5)(8)	Maturity Date	Principal/ Shares (12)	Amortized Cost	Fair Value	Percentage of Net Assets (2)
Debt Investments
First Lien Senior Secured(5)
190 Octane Financing - Delayed Draw Loan	Consumer Services	SOFR + 6.50% (1.00% floor)	11.97%	5/10/2027	$4,851	$4,796	$4,584	0.8%
190 Octane Financing - Revolving Credit Line (4)	Consumer Services	SOFR + 6.50% (1.00% floor)	11.97%	5/10/2027	674	660	611	0.1%
190 Octane Financing - Term Loan	Consumer Services	SOFR + 6.50% (1.00% floor)	11.96%	5/10/2027	8,391	8,279	7,929	1.4%
Abea Acquisition, Inc. - Delayed Draw Loan	Consumer Services	SOFR + 6.50% (1.00% floor)	11.94%	11/30/2026	1,400	1,386	1,397	0.3%
Abea Acquisition, Inc. - Term Loan	Consumer Services	SOFR + 6.50% (1.00% floor)	11.94%	11/30/2026	11,153	11,048	11,131	2.0%
AccessOne Medcard, Inc. - Term Loan	Financial Services	SOFR + 7.50% (0.50% floor)	12.94%	8/20/2026	11,634	11,536	11,157	2.0%
ACT Acquisition - Delayed Draw Term Loan	Media & Entertainment	SOFR + 7.00% (1.00% floor)	12.46%	12/4/2028	1,441	1,413	1,435	0.3%
ACT Acquisition - Revolving Credit Line (4)	Media & Entertainment	SOFR + 7.00% (1.00% floor)	12.46%	12/4/2028	503	488	500	0.1%
ACT Acquisition - Term Loan	Media & Entertainment	SOFR + 7.00% (1.00% floor)	12.46%	12/4/2028	6,546	6,413	6,520	1.2%
Allbridge - Delayed Draw Term Loan (4)	Telecommunication Services	SOFR + 5.75% (1.00% floor)	11.09%	6/5/2030	-	(1)	(3)	0.0%
Allbridge - Revolving Credit Line (4)	Telecommunication Services	SOFR + 5.75% (1.00% floor)	11.09%	6/5/2030	-	(2)	(3)	0.0%
Allbridge - Term Loan	Telecommunication Services	SOFR + 5.75% (1.00% floor)	11.09%	6/5/2030	2,169	2,142	2,141	0.4%
Aurora Solutions LLC - Delayed Draw Loan	Financial Services	SOFR + 6.00% (0.75% floor) + 0.50% PIK	11.94%	12/31/2027	3,320	3,297	3,227	0.6%
Aurora Solutions LLC - Revolving Credit Line (4)	Financial Services	SOFR + 6.00% (0.75% floor) + 0.50% PIK	11.94%	12/31/2027	513	502	477	0.1%
Aurora Solutions LLC - Term Loan	Financial Services	SOFR + 6.00% (0.75% floor) + 0.50% PIK	11.94%	12/31/2027	9,409	9,319	9,146	1.7%
Batteries Plus Holding Corporation - Revolving Credit Line (4)	Technology Hardware & Equipment	SOFR + 6.75% (1.00% floor)	12.19%	6/27/2028	-	(43)	-	0.0%
Batteries Plus Holding Corporation - Term Loan	Technology Hardware & Equipment	SOFR + 6.75% (1.00% floor)	12.19%	6/27/2028	16,377	16,025	16,377	3.0%
Billhighway - Delayed Draw Loan (4)	Software & Services	SOFR + 6.75% (1.00% floor)	12.19%	2/8/2029	95	86	92	0.0%
Billhighway - Revolving Credit Line (4)	Software & Services	SOFR + 6.75% (1.00% floor)	12.19%	2/8/2029	-	(4)	(1)	0.0%
Billhighway - Term Loan	Software & Services	SOFR + 6.75% (1.00% floor)	12.19%	2/8/2029	3,540	3,492	3,523	0.6%
BKH - Delayed Draw Term Loan (4)	Consumer Services	SOFR + 6.50% (1.00% floor)	11.96%	2/25/2028	-	(16)	-	0.0%
BKH - Term Loan	Consumer Services	SOFR + 6.50% (1.00% floor)	11.96%	2/25/2028	21,245	20,913	21,245	3.9%
Bradford Health Services - Delayed Draw Term Loan	Health Care Equipment & Services	SOFR + 6.00% (1.00% floor)	11.48%	10/27/2028	7,502	7,378	7,502	1.4%
Bradford Health Services - Term Loan	Health Care Equipment & Services	SOFR + 6.00% (1.00% floor)	11.48%	10/27/2028	12,997	12,790	12,997	2.4%
Cardiovascular Logistics - Delayed Draw Term Loan A	Health Care Equipment & Services	SOFR + 6.25% (1.00% floor)	11.58%	1/31/2029	5,052	4,971	5,052	0.9%
Cardiovascular Logistics - Delayed Draw Term Loan B (4)	Health Care Equipment & Services	SOFR + 6.25% (1.00% floor)	11.58%	1/31/2029	165	127	165	0.0%
Cardiovascular Logistics - Term Loan	Health Care Equipment & Services	SOFR + 6.25% (1.00% floor)	11.58%	1/31/2029	7,160	7,045	7,160	1.3%
CheckedUp - Delayed Draw Term Loan (4)	Media & Entertainment	SOFR + 5.50% (1.00% floor)	10.69%	10/20/2027	2,531	2,494	2,531	0.5%
CheckedUp - Revolving Credit Line (4)	Media & Entertainment	SOFR + 5.50% (1.00% floor)	10.69%	10/20/2027	189	167	189	0.0%
CheckedUp - Term Loan	Media & Entertainment	SOFR + 5.50% (1.00% floor)	10.69%	10/20/2027	9,029	8,915	9,029	1.6%
CreditAssociates, LLC - Revolving Credit Line (4)	Financial Services	SOFR + 6.75% (1.00% floor)	12.19%	3/29/2027	-	(11)	(1)	0.0%
CreditAssociates, LLC - Term Loan	Financial Services	SOFR + 6.75% (1.00% floor)	12.19%	3/29/2027	21,391	21,153	21,369	3.9%
Discovery SL Management, LLC - Delayed Draw Term Loan A	Health Care Equipment & Services	SOFR + 5.75% (1.00% floor)	11.09%	3/18/2030	435	430	432	0.1%
Discovery SL Management, LLC - Delayed Draw Term Loan B (4)	Health Care Equipment & Services	SOFR + 5.75% (1.00% floor)	11.09%	3/18/2030	-	(10)	(15)	0.0%
Discovery SL Management, LLC - Revolving Credit Line (4)	Health Care Equipment & Services	SOFR + 5.75% (1.00% floor)	11.09%	3/18/2030	-	(4)	(3)	0.0%
Discovery SL Management, LLC - Term Loan	Health Care Equipment & Services	SOFR + 5.75% (1.00% floor)	11.09%	3/18/2030	2,605	2,575	2,584	0.5%
EEP-EPS Fund I-A, LP - Revolving Credit Line (4)	Media & Entertainment	SOFR + 6.00% (1.00% floor)	11.29%	2/24/2028	-	(32)	-	0.0%
EEP-EPS Fund I-A, LP - Term Loan	Media & Entertainment	SOFR + 6.00% (1.00% floor)	11.29%	2/24/2028	17,413	17,075	17,413	3.2%
Fiesta Holdings - Revolving Credit Line (4)	Consumer Services	SOFR + 7.00% (2.00% floor)	12.48%	10/30/2028	-	(20)	-	0.0%
Fiesta Holdings - Term Loan	Consumer Services	SOFR + 7.00% (2.00% floor)	12.48%	10/30/2028	8,536	8,345	8,536	1.6%
Firebirds Intermediate Holdings I, LLC - Delayed Draw Term Loan (4)	Consumer Services	SOFR + 6.25% (2.00% floor)	11.73%	3/22/2028	-	(13)	-	0.0%
Firebirds Intermediate Holdings I, LLC - Revolving Credit Line (4)	Consumer Services	SOFR + 6.25% (2.00% floor)	11.73%	3/22/2028	518	493	518	0.1%

COMMONWEALTH CREDIT PARTNERS BDC I, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS (CONTINUED)

(amounts in thousands, except per share data)

June 30, 2024

(Unaudited)

Portfolio Company(3)(7)	Industry	Spread Above Index	Interest Rate (5)(8)	Maturity Date	Principal/ Shares (12)	Amortized Cost	Fair Value	Percentage of Net Assets (2)
Firebirds Intermediate Holdings I, LLC - Term Loan	Consumer Services	SOFR + 6.25% (2.00% floor)	11.73%	3/22/2028	22,518	22,064	22,518	4.1%
Giving Home Health Care - Term Loan	Health Care Equipment & Services	SOFR + 6.00% (1.00% floor)	11.32%	4/26/2029	2,245	2,202	2,205	0.4%
Global School Management - Delayed Draw Term Loan (4)	Consumer Services	SOFR + 5.75% (1.00% floor)	11.08%	5/15/2029	-	(19)	(36)	0.0%
Global School Management - Revolving Credit Line (4)	Consumer Services	SOFR + 5.75% (1.00% floor)	11.08%	5/15/2029	-	(25)	(24)	0.0%
Global School Management - Term Loan	Consumer Services	SOFR + 5.75% (1.00% floor)	11.08%	5/15/2029	13,592	13,291	13,307	2.4%
Hasa - Delayed Draw Loan (4)(9)	Capital Goods	SOFR + 5.75% (1.00% floor)	11.23%	1/10/2029	-	(37)	(6)	0.0%
Hasa - Revolving Credit Line (4)(9)	Capital Goods	SOFR + 5.75% (1.00% floor)	11.23%	1/10/2029	186	151	180	0.0%
Hasa - Term Loan (9)	Capital Goods	SOFR + 5.75% (1.00% floor)	11.20%	1/10/2029	14,451	14,132	14,393	2.6%
Hasa - Term Loan B (9)	Capital Goods	SOFR + 5.75% (1.00% floor)	11.23%	1/10/2029	1,006	988	1,002	0.2%
Kemper Sports Management - Delayed Draw Loan (4)	Consumer Services	SOFR + 6.25% (1.00% floor)	11.70%	1/12/2028	4,541	4,463	4,541	0.8%
Kemper Sports Management - Revolving Credit Line (4)(9)	Consumer Services	SOFR + 6.25% (1.00% floor)	11.73%	1/12/2028	-	(24)	-	0.0%
Kemper Sports Management - Term Loan	Consumer Services	SOFR + 6.25% (1.00% floor)	11.73%	1/12/2028	18,714	18,426	18,714	3.4%
Kent Water Sports Holdings, LLC - Delayed Draw Loan Last-Out (10)(11)	Consumer Durables & Apparel	SOFR + 9.00% PIK	14.59%	10/18/2027	14,006	12,840	5,224	0.9%
Kent Water Sports Holdings, LLC - Delayed Draw Loan First-Out (4)(10)(11)	Consumer Durables & Apparel	SOFR + 10.00% PIK	15.59%	10/18/2027	5,637	4,957	5,637	1.0%
MerchantWise Solutions, LLC - Delayed Draw Loan (4)	Software & Services	SOFR + 6.00% (0.75% floor)	11.33%	6/1/2028	2,645	2,601	2,221	0.4%
MerchantWise Solutions, LLC - Revolving Credit Line	Software & Services	SOFR + 6.00% (0.75% floor)	11.33%	6/1/2028	1,542	1,522	1,328	0.2%
MerchantWise Solutions, LLC - Term Loan	Software & Services	SOFR + 6.00% (0.75% floor)	11.33%	6/1/2028	12,091	11,912	10,411	1.9%
Military Retail Solutions LLC - Delayed Draw Term Loan (4)	Consumer Staples Distribution & Retail	SOFR + 5.25% (1.00% floor)	10.59%	6/28/2029	-	(18)	(18)	0.0%
Military Retail Solutions LLC - Revolving Credit Line (4)	Consumer Staples Distribution & Retail	SOFR + 5.25% (1.00% floor)	10.59%	6/28/2029	-	(18)	(37)	0.0%
Military Retail Solutions LLC - Term Loan	Consumer Staples Distribution & Retail	SOFR + 5.25% (1.00% floor)	10.59%	6/28/2029	15,965	15,646	15,645	2.8%
Mollie Funding II LLC - Delayed Draw Loan (1)(4)	Financial Services	SOFR + 8.00% (1.00% floor)	13.46%	6/11/2027	1,935	1,896	1,915	0.3%
Mollie Funding II LLC - Revolving Credit (1)(4)	Financial Services	SOFR + 8.00% (1.00% floor)	13.46%	6/11/2027	485	459	473	0.1%
Mollie Funding II LLC - Term Loan (1)	Financial Services	SOFR + 8.00% (1.00% floor)	13.46%	6/11/2027	5,806	5,704	5,760	1.0%
Narcote, LLC - Revolving Credit Line (1)(4)	Materials	SOFR + 7.00% (1.00% floor)	12.46%	3/30/2027	-	(13)	-	0.0%
Narcote, LLC - Term Loan B (1)	Materials	SOFR + 7.00% (1.00% floor)	12.46%	3/30/2027	4,537	4,487	4,537	0.8%
Narcote, LLC - Term Loan (1)	Materials	SOFR + 7.00% (1.00% floor)	12.46%	3/30/2027	2,722	2,692	2,722	0.5%
Narcote, LLC - Term Loan C (1)	Materials	SOFR + 7.00% (1.00% floor)	12.46%	3/30/2027	478	472	478	0.1%
National Debt Relief - Revolving Credit Line	Financial Services	SOFR + 6.50% (1.50% floor)	11.96%	2/7/2028	2,189	2,167	2,167	0.4%
National Debt Relief - Delayed Draw Loan	Financial Services	SOFR + 6.50% (1.50% floor)	11.96%	2/7/2028	10,943	10,830	10,833	2.0%
National Debt Relief - Term Loan	Financial Services	SOFR + 6.50% (1.50% floor)	11.96%	2/7/2028	13,131	12,994	13,000	2.4%
Oak Dental Partners Holding Company, LLC - Delayed Draw Term Loan (4)	Health Care Equipment & Services	SOFR + 7.00% (2.00% floor)	12.46%	3/22/2028	-	(19)	(124)	0.0%
Oak Dental Partners Holding Company, LLC - Revolving Credit Line (4)	Health Care Equipment & Services	SOFR + 7.00% (2.00% floor)	12.46%	3/22/2028	344	328	293	0.1%
Oak Dental Partners Holding Company, LLC - Term Loan	Health Care Equipment & Services	SOFR + 7.00% (2.00% floor)	12.46%	3/22/2028	16,983	16,638	15,964	2.9%
OAO Acquisitions - Delayed Draw Term Loan (4)	Capital Goods	SOFR + 6.25% (1.25% floor)	11.58%	12/27/2029	237	226	237	0.0%
OAO Acquisitions - Revolving Credit Line (4)	Capital Goods	SOFR + 6.25% (1.25% floor)	11.58%	12/27/2029	-	(9)	-	0.0%
OAO Acquisitions - Term Loan	Capital Goods	SOFR + 6.25% (1.25% floor)	11.58%	12/27/2029	6,306	6,219	6,306	1.1%
OneCare Media, LLC - Revolving Credit Line (4)	Media & Entertainment	SOFR + 6.50% (1.00% floor)	11.94%	9/29/2026	-	(18)	(228)	0.0%
OneCare Media, LLC - Term Loan A	Media & Entertainment	SOFR + 6.50% (1.00% floor)	11.94%	9/29/2026	10,118	10,015	8,995	1.6%
OneCare Media, LLC - Term Loan B	Media & Entertainment	SOFR + 6.50% (1.00% floor)	11.94%	9/29/2026	2,246	2,221	1,997	0.4%
OneCare Media, LLC - Term Loan C	Media & Entertainment	SOFR + 6.50% (1.00% floor)	11.94%	9/29/2026	1,404	1,388	1,249	0.2%
OneCare Media, LLC - Term Loan D	Media & Entertainment	SOFR + 6.50% (1.00% floor)	11.94%	9/29/2026	854	843	759	0.1%
Peak Technologies - Term Loan	Software & Services	SOFR + 6.25% (1.00% floor)	11.59%	7/22/2027	28,294	27,870	28,294	5.1%
PJW Ultimate Holdings LLC - Delayed Draw Term Loan	Consumer Services	SOFR + 6.00% (1.00% floor)	11.44%	11/17/2026	4,119	4,072	4,095	0.7%

COMMONWEALTH CREDIT PARTNERS BDC I, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS (CONTINUED)

(amounts in thousands, except per share data)

June 30, 2024

(Unaudited)

Portfolio Company(3)(7)	Industry	Spread Above Index	Interest Rate (5)(8)	Maturity Date	Principal/ Shares (12)	Amortized Cost	Fair Value	Percentage of Net Assets (2)
PJW Ultimate Holdings LLC - Revolving Credit Line (4)	Consumer Services	SOFR + 6.00% (1.00% floor)	11.44%	11/17/2026	1,187	1,167	1,174	0.2%
PJW Ultimate Holdings LLC - Term Loan	Consumer Services	SOFR + 6.00% (1.00% floor)	11.44%	11/17/2026	9,766	9,662	9,707	1.8%
Planet DDS - Delayed Draw Loan (4)(9)	Software & Services	SOFR + 7.50% (0.75% floor)	12.98%	7/18/2028	2,140	2,122	2,074	0.4%
Planet DDS - Term Loan (9)	Software & Services	SOFR + 7.50% (0.75% floor)	12.98%	7/18/2028	14,348	14,014	14,104	2.6%
Priority Holdings - Term Loan	Financial Services	SOFR + 4.75% (0.50% floor)	10.08%	5/16/2031	4,010	3,990	3,990	0.7%
Raven Engineered Films, Inc. - Revolving Credit Line (4)	Capital Goods	SOFR + 7.00% (1.00% floor)	12.46%	4/29/2027	302	268	214	0.0%
Raven Engineered Films, Inc. - Term Loan	Capital Goods	SOFR + 7.00% (1.00% floor)	12.46%	4/29/2027	20,358	20,097	19,768	3.6%
Rushmore Intermediate - Delayed Draw Loan 2nd Amend	Health Care Equipment & Services	SOFR + 7.00% (1.00% floor)	12.48%	11/1/2027	1,169	1,137	1,150	0.2%
Rushmore Intermediate - Term Loan B	Health Care Equipment & Services	SOFR + 7.00% (1.00% floor)	12.48%	11/1/2027	1,125	1,101	1,107	0.2%
Rushmore Intermediate - Delayed Draw Loan 4th Amend (4)	Health Care Equipment & Services	SOFR + 7.00% (1.00% floor)	12.48%	11/1/2027	489	464	472	0.1%
Rushmore Intermediate - Delayed Draw Loan	Health Care Equipment & Services	SOFR + 7.00% (1.00% floor)	12.48%	11/1/2027	1,262	1,246	1,242	0.2%
Rushmore Intermediate - Revolving Credit Line (4)	Health Care Equipment & Services	SOFR + 7.00% (1.00% floor)	12.48%	11/1/2027	-	(15)	(22)	0.0%
Rushmore Intermediate - Term Loan	Health Care Equipment & Services	SOFR + 7.00% (1.00% floor)	12.48%	11/1/2027	12,096	11,944	11,903	2.2%
S4T Holdings Corp. - Delayed Draw Loan	Commercial & Professional Services	SOFR + 6.00% (1.00% floor)	11.46%	12/28/2026	7,654	7,555	7,654	1.4%
S4T Holdings Corp. - Term Loan	Commercial & Professional Services	SOFR + 6.00% (1.00% floor)	11.46%	12/28/2026	25,627	25,341	25,627	4.7%
Select Rehabilitation - Term Loan	Health Care Equipment & Services	SOFR + 8.50% (1.00% floor)	13.94%	10/19/2027	19,797	19,437	17,283	3.1%
Senior Support Holdings (Franchise) Acquisitions, Inc. - Delayed Draw Term Loan (4)	Health Care Equipment & Services	SOFR + 5.25% (1.00% floor)	10.59%	3/20/2030	-	(18)	-	0.0%
Senior Support Holdings (Franchise) Acquisitions, Inc. - Term Loan	Health Care Equipment & Services	SOFR + 5.25% (1.00% floor)	10.59%	3/20/2030	4,279	4,197	4,279	0.8%
Spartan CP, LLC - Delayed Draw Term Loan (4)	Consumer Services	SOFR + 5.75% (1.00% floor)	11.09%	6/28/2029	-	(25)	(25)	0.0%
Spartan CP, LLC - Revolving Credit Line (4)	Consumer Services	SOFR + 5.75% (1.00% floor)	11.09%	6/28/2029	-	(10)	(5)	0.0%
Spartan CP, LLC - Term Loan	Consumer Services	SOFR + 5.75% (1.00% floor)	11.09%	6/28/2029	5,517	5,407	5,462	1.0%
VardimanBlack Holdings LLC - Delayed Draw Loan (4)(10)	Health Care Equipment & Services	SOFR + 7.00% (0.50% floor)	12.43%	3/18/2027	1,627	1,546	1,858	0.3%
VardimanBlack Holdings LLC - Term Loan (10)	Health Care Equipment & Services	SOFR + 7.00% (0.50% floor)	12.43%	3/18/2027	19,453	16,767	19,453	3.5%
Vecta Environmental Services - Delayed Draw Term Loan (4)	Commercial & Professional Services	SOFR + 6.50% (1.00% floor)	11.93%	12/30/2027	-	(17)	(270)	0.0%
Vecta Environmental Services - Revolving Credit Line (4)	Commercial & Professional Services	SOFR + 6.50% (1.00% floor)	11.93%	12/30/2027	495	482	400	0.1%
Vecta Environmental Services - Term Loan	Commercial & Professional Services	SOFR + 6.50% (1.00% floor)	11.93%	12/30/2027	8,058	7,939	7,180	1.3%
VENU+ - Revolving Credit Line	Media & Entertainment	SOFR + 6.75% (1.00% floor)	12.22%	11/30/2026	1,108	1,090	1,043	0.2%
VENU+ - Term Loan	Media & Entertainment	SOFR + 6.75% (1.00% floor)	12.25%	11/30/2026	19,153	18,820	18,023	3.3%
West Creek Financial SPV- Debt Facility VI - Delayed Draw Term Loan (1)(4)	Financial Services	SOFR + 6.75% (1.00% floor)	12.21%	8/31/2027	529	501	519	0.1%
West Creek Financial SPV- Debt Facility VI - Revolving Credit Line (1)(4)	Financial Services	SOFR + 6.75% (1.00% floor)	12.21%	8/31/2027	770	747	761	0.1%
West Creek Financial SPV- Debt Facility VI - Term Loan (1)	Financial Services	SOFR + 6.75% (1.00% floor)	12.21%	8/31/2027	5,101	5,016	5,071	0.9%
Whitestone Home Furnishings, LLC - Term Loan	Consumer Durables & Apparel	SOFR + 6.50% (1.00% floor)	11.94%	8/20/2026	14,511	14,366	14,381	2.6%
Total First Lien Senior Secured					642,985	628,451	619,447	112.5%
Total Debt Investments					$642,985	$628,451	$619,447	112.5%

Equity Investments(6)
Preferred Equity
Atlas US Holdings, LP - class X preferred	Financial Services	15.00% PIK	15.00% PIK	NA	299,552	$300	$527	0.1%
Atlas US Holdings, LP - class B-2 units	Financial Services	NA	NA	NA	857,787	873	8	0.0%
EEP-EPS Fund I-A, LP - Series A-1 Preferred Units	Media & Entertainment	NA	NA	NA	887,237	887	800	0.1%
Kent Water Sports Holdings, LLC - Preferred Stock (9)(10)(11)	Consumer Durables & Apparel	NA	NA	NA	3,495	-	-	0.0%
VardimanBlack Holdings LLC - Preferred Equity (10)	Health Care Equipment & Services	NA	NA	NA	9,268,770	2,908	2,857	0.5%
Total Preferred Equity						$4,968	$4,192	0.7%

Common Equity
190 Octane Holdings, LLC - series A-1 units (9)	Consumer Services	NA	NA	NA	223,551	$377	$179	0.0%
Cardiovascular Logistics - Class O2 Units	Health Care Equipment & Services	NA	NA	NA	142,509	143	132	0.0%
CTM Acquisition LLC Equity	Media & Entertainment	NA	NA	NA	664,865	665	269	0.0%
Firebirds Intermediate Holdings I, LLC - Class A Units	Consumer Services	NA	NA	NA	590,012	590	439	0.1%
Firebirds Intermediate Holdings I, LLC - Class B Units	Consumer Services	NA	NA	NA	590,012	-	-	0.0%
Kemper Sports Management Holdings LLC Equity (9)	Consumer Services	NA	NA	NA	610,763	611	812	0.1%

COMMONWEALTH CREDIT PARTNERS BDC I, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS (CONTINUED)

(amounts in thousands, except per share data)

June 30, 2024

(Unaudited)

Portfolio Company(3)(7)	Industry	Spread Above Index	Interest Rate (5)(8)	Maturity Date	Principal/ Shares (12)	Amortized Cost	Fair Value	Percentage of Net Assets (2)
Kent Water Sports Holdings, LLC - Common Stock (9)(10)(11)	Consumer Durables & Apparel	NA	NA	NA	97	-	-	0.0%
Oak Dental Partners Holding Company, LLC - Class C Units (9)	Health Care Equipment & Services	NA	NA	NA	45	344	357	0.1%
Rushmore Lender Co-Invest Blocker, LLC - Common Stock	Health Care Equipment & Services	NA	NA	NA	627,461	627	746	0.1%
Senior Support Holdings, LP - Class A-1 (9)	Health Care Equipment & Services	NA	NA	NA	409	409	422	0.1%
Senior Support Holdings, LP - Class B (9)	Health Care Equipment & Services	NA	NA	NA	409	-	28	0.0%
TVG OCM III (FT) Blocker, LLC - Class B Units	Media & Entertainment	NA	NA	NA	706	706	155	0.0%
VardimanBlack Holdings LLC - Class A (9)(10)	Health Care Equipment & Services	NA	NA	NA	19,103,095	-	-	0.0%
Vistria ESS Holdings, LLC - Equity	Commercial & Professional Services	NA	NA	NA	326	326	749	0.1%
Total Common Equity						4,798	4,288	0.6%
Total Equity Investments						9,766	8,480	1.3%
Total Investments						$638,217	$627,927	113.8%

Cash and Cash Equivalents
First American Government Obligations Fund - X Class, 5.23%	Cash Equivalents	NA	NA	NA	4,153	$4,153	$4,153	0.8%
Other cash and cash equivalents	Cash Equivalents	NA	NA	NA	NA	4	4	0.0%
Total Cash and Cash Equivalents						4,157	4,157	0.8%
Total Investments and Cash and Cash Equivalents						$642,374	$632,084	114.6%
Liabilities in Excess of Other Assets							$(82,042)	-14.6%
Net Assets							$550,042	100.0%

(1)
The Company deemed this asset to be a "non-qualifying asset" under Section 55(a) of the Investment Company Act of 1940, as amended (the "1940 Act"). Qualifying assets must represent at least 70.0% of the Company's total assets at the time of acquisition of any additional non-qualifying assets. As of June 30, 2024, 3.45% of the Company's total assets are represented by investments at fair value that are considered non-qualifying assets.
(2)
Percentages are based on net assets as of June 30, 2024.
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
(5)
The majority of the investments bear interest at a rate that may be determined by reference to Secured Overnight Financing Rate (“SOFR") and which reset monthly, quarterly, semiannually, or annually. For each, the Company has provided the spread over the reference rate and the current interest rate in effect at the reporting date. As of June 30, 2024, the reference rates for the Company's variable rate loans were the 1 mo. SOFR at 5.34%, the 3 mo. SOFR at 5.32%, and the 6 mo. SOFR at 5.25%. Certain investments are subject to an interest rate floor. For fixed rate loans, a spread above a reference rate is not applicable.
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
(9)
Ownership of this investment is through a wholly-owned and consolidated subsidiary.
(10)
Investment is on non-accrual status.
(11)
Investment is deemed an affiliated investment. Affiliated investments generally are defined by the 1940 Act, as amended, as investments in portfolio companies in which the Company owns between 5% and 25% of the voting securities. See Note 5 in the accompanying notes to the consolidated financial statements for additional information on transactions in which the portfolio company was an affiliated investment (but not a portfolio company that the Company is deemed to control).
(12)
The total principal amount (in thousands) is presented for debt investments, while the number of shares or units (in whole amounts) owned is presented for equity investments.

COMMONWEALTH CREDIT PARTNERS BDC I, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS (CONTINUED)

(amounts in thousands, except per share data)

June 30, 2024

(Unaudited)

The following table shows the portfolio composition by industry grouping based on fair value at June 30, 2024:

	At June 30, 2024(1)
Industry	Investments and Cash and Cash Equivalents at Fair Value	Percentage of Total Portfolio
Consumer Services	136,809	21.6%
Health Care Equipment & Services	117,479	18.6
Financial Services	90,399	14.3
Media & Entertainment	70,679	11.2
Software & Services	62,046	9.8
Capital Goods	42,094	6.7
Commercial & Professional Services	41,340	6.5
Consumer Durables & Apparel	25,242	4.0
Technology Hardware & Equipment	16,377	2.6
Consumer Staples Distribution & Retail	15,590	2.5
Materials	7,737	1.2
Cash and Cash Equivalents	4,157	0.7
Telecommunication Services	2,135	0.3
	$632,084	100.0%

(1) The company reclassified certain industry groupings of its portfolio companies presented in the consolidated financial statements as of June 30, 2024 to align with Global Industry Classification Standards (“GICS”), where applicable. These reclassifications had no impact on the Consolidated Statement of Assets and Liabilities as of June, 30 2024.

The accompanying notes are an integral part of these consolidated financial statements.

9

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

(1)
The Company deemed this asset to be a “non-qualifying asset” under Section 55(a) of the 1940 Act, as amended. Qualifying assets must represent at least 70.0% of the Company’s total assets at the time of acquisition of any additional non-qualifying assets. As of December 31, 2023, 4.32% of the Company’s total assets are represented by investments at fair value that are considered non-qualifying assets.
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
(10)
Investment is on non-accrual status.
(11)
Affiliated Investments generally are defined by the 1940 Act as investments in portfolio companies in which the Company owns between 5% and 25% of the voting securities. Unless otherwise noted, investments in portfolio companies are non-control/non-affiliated investments.
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

June 30, 2024

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

The Company conducted private placements of shares of its common stock, par value $0.001 per share (the “Common Stock” or “Shares”), to investors in reliance on exemptions from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”). Each investor in the private placement made a capital commitment (the “Capital Commitments”) to purchase shares of Common Stock pursuant to a subscription agreement (a “Subscription Agreement”). Investors are required to make capital contributions to purchase additional shares of Common Stock (the “Drawdown Purchase Price”) each time the Company delivers a drawdown notice (the “Drawdown Notice”), which are delivered at least ten business days prior to the required funding date, in an aggregate amount not to exceed their respective Capital Commitments.

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

The Company reclassified certain industry groupings of its portfolio companies presented in the accompanying consolidated financial statements as of June 30, 2024 to align with the recently updated Global Industry Classification Standards (“GICS”), where applicable. These reclassifications had no impact on the Consolidated Statement of Assets and Liabilities as of June 30, 2024.

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

Investment Classification

The Company classifies its investments in accordance with the requirements of the 1940 Act. Under the 1940 Act, “Control” is defined as the power to exercise a controlling influence over the management or policies of a company, unless such power is solely the result of an official position with such company. In addition, in accordance with Section 2(a)(9) of the 1940 Act, any person who owns beneficially, either directly or through one or more controlled companies, more than 25% of the voting securities of a company shall be presumed to control such company. Any person who does not so own more than 25% of the voting securities of any company shall be presumed not to control such company. Any person who does not so own more than 25% of the voting securities of any company and/or does not have the power to exercise control over the management or policies of such portfolio company shall be presumed not to control such company. Consistent with the 1940 Act, “affiliated investments” are defined as those investments in companies in which the Company owns 5% or more of the voting securities. Consistent with the 1940 Act, “non-affiliated investments” are defined as investments that are neither control investments nor affiliated investments. As of June 30, 2024 and as of December 31, 2023, the Company did not “control” and was not an “affiliated person” of any of its portfolio companies, each as defined in the 1940 Act, except as noted as of June 30, 2024 and December 31, 2023 in the consolidated schedule of investments.

Cash and Cash Equivalents

Cash and cash equivalents include cash held in banks and short-term, liquid investments in a money market deposit account. Cash and cash equivalents are carried at cost which approximates fair value. The Company deposits at financial institutions for its cash and cash equivalents may exceed FDIC insured limits under applicable law.

The Company considers all highly liquid investments with a maturity of three months or less, when acquired, to be cash equivalents. As of June 30, 2024 and December 31, 2023, the Company held cash and cash equivalents in the form of money market fund shares held in First American Government Obligations Fund with a fair value of $4.2 million and $2.5 million, respectively, representing 0.75% and 0.68%, respectively, of the Company’s net assets. Cash equivalents in the form of money market fund shares are valued at their reported net asset value (generally $1 per share) on the measurement date and are categorized within Level 1 of the fair value hierarchy under ASC 820, as inputs in the valuation are observable.

Organizational Expenses and Offering Costs

Organizational expenses consist of costs incurred to establish the Company and enable it legally to do business. Organization costs are expensed as incurred. Offering costs consist of costs incurred in connection with the offering of Common Stock of the Company. Offering costs are capitalized as a deferred charge and amortized to expense on a straight-line basis over 12 months from the inception date. There were no organizational or offering costs for the three and six months ended June 30, 2024 and 2023. As of June 30, 2024 and December 31, 2023, no offering costs were deferred.

The Company bears the organizational expenses and offering costs incurred in connection with the formation of the Company and the offering of shares of its Common Stock, including the out-of-pocket expenses of the Investment Adviser and its agents and affiliates. In addition, the Company reimburses the Investment Adviser for the organizational expenses and offering costs it incurs on the Company’s behalf. For the period from the Inception Date through June 30, 2024, the Company had incurred $0.48 million of organizational costs. If actual organizational expenses and offering costs incurred exceed $0.75 million, the Investment Adviser or its affiliate bear the excess costs.

Deferred Financing Costs

Financing costs incurred in connection with the Company’s credit facilities are capitalized and amortized into expense using the straight-line method, which approximates the effective yield method over the life of the respective facility. See Note 6—Borrowings.

Revenue Recognition

Interest Income

Interest income, adjusted for amortization of premium and accretion of discount, is recorded on an accrual basis. Discount and premium on investments purchased are accreted/amortized over the expected life of the respective investment using the effective yield method. Loan origination fees, original issue discount (“OID”) and market discounts or premiums are capitalized and amortized into interest income using the effective interest method. Upon prepayment of a loan or debt security, any prepayment premiums, unamortized upfront loan origination fees and unamortized discounts are recorded as interest income. The Company may have loans in its portfolio that contain a payment-in-kind (“PIK”) interest provision. PIK interest is accrued and recorded as income at the contractual rates, if deemed collectible. The PIK interest is added to the principal balance on the capitalization date and is generally due at maturity or when deemed by the issuer. For the three months ended June 30, 2024 and 2023, the Company recognized PIK interest from investments of $37 thousand and $0 thousand, respectively, which is included in Interest Income on the Consolidated Statements of Operations. For the six months ended June 30, 2024 and 2023, the Company recognized PIK interest from investments of $68 thousand and $331 thousand, respectively, which is included in interest income on the Consolidated Statements of Operations.

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

The following table presents fair value measurements of investments, by major class, as of June 30, 2024, according to the fair value hierarchy:

	Fair Value Measurements
	Level 1	Level 2	Level 3	Totals
First Lien Senior Secured	$—	$—	$619,447	$619,447
Equity	—	—	8,480	8,480
Cash and cash equivalents	4,157	—	—	4,157
Total	$4,157	$—	$627,927	$632,084

The following table presents fair value measurements of investments, by major class, as of December 31, 2023, according to the fair value hierarchy:

	Fair Value Measurements
	Level 1	Level 2	Level 3	Totals
First Lien Senior Secured	$—	$—	$612,403	$612,403
Equity	—	—	6,173	6,173
Total	$—	$—	$618,576	$618,576

The following table provides a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the six months ended June 30, 2024:

	First Lien Senior Secured	Equity	Total
Balance as of December 31, 2023	$612,403	$6,173	$618,576
Purchases and other adjustments to cost	84,197	593	84,790
Sales and repayments	(69,752)	—	(69,752)
Transfers in (a)	16,555	2,908	19,463
Transfers out (a)	(19,463)		(19,463)
Net realized gain/(loss) on investments	(6,268)	—	(6,268)
Net change in unrealized gain/(loss) on investments	219	(1,194)	(975)
Net accretion of discount on investments	1,556	—	1,556
Balance as of June 30, 2024	$619,447	$8,480	$627,927
Net change in unrealized gain/loss for the period relating to those Level 3 assets that were still held by the Company at the end of the period:	$(3,023)	$(1,194)	$(4,217)

(a) During the six months ended June 30, 2024, there was a transfer from senior secured debt to equity as a result of an investment restructuring, in which $9.3 million of senior secured debt was exchanged for equity with a fair market value of $2.9 million.

The following table provides a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the six months ended June 30, 2023:

	First Lien Senior Secured	Equity	Total
Balance as of December 31, 2022	$352,041	$3,193	$355,234
Purchases and other adjustments to cost	224,532	3,353	227,885
Sales and repayments	(8,119)	-	(8,119)
Net change in unrealized gain/(loss) on investments	866	(347)	519
Net accretion of discount on investments	1,062	-	1,062
Balance as of June 30, 2023	$570,382	$6,199	$576,581
Net change in unrealized gain/loss for the period relating to those Level 3 assets that were still held by the Company at the end of the period:	$866	$(347)	$519

Purchases represent the acquisition of new investments at cost. Sales and repayments represent principal payments received during the period. For the three and six months ended June 30, 2024 and 2023, there were no transfers between levels of the fair value hierarchy.

Significant Unobservable Inputs

The following table summarizes the significant unobservable inputs used to value Level 3 investments as of June 30, 2024. The table is not intended to be all-inclusive, but instead identifies the significant unobservable inputs relevant to the determination of fair values.

				Selected Input Range
Asset Category	Fair Value	Primary Valuation Technique	Unobservable Inputs	Minimum	Maximum	Weighted Average (a)
First Lien Senior Secured	$587,275	Discounted Cash Flow	Discount Rate	8.6%	21.4%	12.3%
First Lien Senior Secured	32,172	Market Comparables	EBITDA Multiple	6.0x	12.0x	10.0x
Equity	901	Market Comparables	Revenue Multiple	2.9x	3.4x	3.3x
Equity	7,579	Market Comparables	EBITDA Multiple	5.5x	15.8x	11.4x
Total	$627,927

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

There were no significant changes in valuation approach or technique as of June 30, 2024 and December 31, 2023.

Level 3 inputs to the valuation methodology are unobservable and significant to overall fair value measurement. The inputs into the determination of fair value require significant management judgment or estimation. Financial instruments that are included in this category include investments in privately held entities where the fair value is based on unobservable inputs.

The income and market approaches were used in the determination of fair value of certain Level 3 assets as of June 30, 2024 and December 31, 2023. The significant unobservable inputs used in the income approach are the discount rate or market yield used to discount the estimated future cash flows expected to be received from the underlying investment, which include both future principal and interest payments and any other end of term fees, as applicable. Included in the consideration and selection of discount rates are factors such as risk of default, interest rate risk, and changes in credit quality. The significant unobservable inputs used in the market approach are based on market comparable transactions and market multiples of publicly traded comparable companies. Increases or decreases in the valuation multiples in isolation may result in higher or lower fair value measurement, respectively, and increases or decreases in the discount rate in isolation may result in lower or higher fair value measurement, respectively.

As of June 30, 2024, the Company has two portfolio companies on a non-accrual status with a total cost of $39 million and total fair value of $35 million. As of December 31, 2023, the Company had two portfolio companies on a non-accrual status with a total cost of $42 million and total market value of $34.5 million. Refer to Note 2 -Summary of Significant Accounting Policies—for additional details regarding the Company’s non-accrual policy.

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

Operating Advisory Group, LLC (“OAG”), is a consulting firm that exclusively provides management consulting services, substantially all of which are provided to portfolio companies of Comvest Partners’ affiliated funds investing in a control equity strategy. An affiliate of the Investment Adviser also engages OAG to provide assistance with certain discrete diligence and other matters in connection with the Company’s investing activities. For the three months ended June 30, 2024 and 2023, OAG charged $4 thousand and $0 thousand, respectively, for due diligence services which were paid by portfolio companies of the Company. In addition, for the six months ended June 30, 2024 and 2023, OAG charged $8 thousand and $0 thousand, respectively, for due diligence services which were paid by the portfolio companies. In addition, for the three months ended June 30, 2024 and 2023, OAG charged the Company $0.4 thousand and $1 thousand, respectively, for diligence expense which were paid by the Company. For the six months ended June 30, 2024 and 2023, OAG charged the Company $0.4 thousand and $8 thousand, respectively, for diligence expense which were paid by the Company. While neither the Company nor any of its affiliates or personnel own or share in any portion of the economics received by OAG, an affiliate of the Investment Adviser has been granted an option to acquire the shares of OAG’s parent company at a nominal value.

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
(3)
Effective after the quarter ended June 30, 2024, Target Adjusted Average Assets Invested will increase each quarter to include reinvested dividends from the DRIP program.

For the three and six months ended June 30, 2024, the Company incurred $1.55 million and $3.12 million, respectively, in Management Fees under the Amended and Restated Investment Advisory Agreement. For the three and six months ended June 30, 2023, the Company incurred $1.30 million and $2.42 million, respectively, in Management Fees under the Investment Advisory Agreement.

There were no management fee waivers for the three and six months ended June 30, 2024 and 2023.

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

“Incentive Fee Average Assets Invested” during the Investment Period means (a) the average of the sum of the Company’s (i) Drawn Capital Commitments and (ii) the aggregate dollar amount of distributions issued to stockholders in-kind pursuant to the Company’s DRIP as of the latest declaration date of any such distribution, excluding any amounts of such distribution received in cash by stockholders that have opted out of the DRIP, and (iii) outstanding principal on borrowings, in the case of clause (i) and (iii), as of the last business day of each month included in the Measurement Period less (b) the Company’s net realized and unrealized losses, if any. After the Investment Period, Incentive Fee Average Assets Invested means (a) the fair value of the Company’s investments, as of the last business day of each month included in the relevant quarterly period less (b) the sum of the Company’s cumulative net realized and unrealized losses, if any, as of the last business day of the relevant quarter.

For the three and six months ended June 30, 2024, the Company incurred $0.4 million and $0.8 million, respectively, in incentive fees under the Amended and Restated Investment Advisory Agreement. For the three and six months ended June 30, 2023, the Company incurred $1.4 million and $1.4 million, respectively, in incentive fees under the Investment Advisory Agreement.

There were no incentive fee waivers for the three and six months ended June 30, 2024. For the three and six months ended June 30, 2023, the Investment Adviser has chosen to voluntarily waive $0.06 million of incentive fees in accordance with the Investment Advisory Agreement. Any fees waived under the Investment Advisory Agreement are not subject to reimbursement to the Investment Adviser.

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

The Administrator has hired a third-party sub-administrator (the "Sub-Administrator") to assist with the provision of administration services. For the three months ended June 30, 2024 and 2023, the Company incurred $0.13 million and $0.08 million, respectively, in administrative service fees under the administration agreement, payable to the Sub-Administrator. For the six months ended June 30, 2024 and 2023, the Company incurred $0.21 million and $0.14 million, respectively, in administrative service fees under the administration agreement, payable to the sub-administrator. Administration service fees are included in other general and administrative expenses on the Statements of Operations.

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

Note 5—Transactions with Affiliated Investments

An affiliated investment is an investment in which the Company has an ownership interest of 5% or more of its voting securities. A controlled affiliate investment is an investment which the Company has an ownership interest of more than 25% of its voting securities. Please see the Company's consolidated schedule of investments for the type of investment, principal amount/ shares, interest rate including the spread, and the maturity date. Transactions related to the Company's investments with affiliates for the six months ended June 30, 2024 were as follows:

Portfolio Company	Type of Asset	Amount of interest included in income	Beginning Fair Value at December 31, 2023	Gross additions*	Gross reductions**	Realized Gain/(Loss)	Change in Unrealized Gain (Loss)	Fair Value at June 30, 2024
Affiliated investments:
Kent Water Sports Holdings, LLC - Delayed Draw Loan Last-Out	First Lien Senior Secured	$-	$8,176	$92	$-	$-	$(3,044)	$5,224
Kent Water Sports Holdings, LLC - Delayed Draw Loan First-Out	First Lien Senior Secured	-	3,662	1,462	-	-	513	5,637
Kent Water Sports Holdings, LLC	Preferred Equity	-	-	-	-	-	-	-
Kent Water Sports Holdings, LLC	Common Equity	-	-	-	-	-	-	-
Total Affiliated Investments		$-	$11,838	$1,554	$-	$-	$(2,531)	$10,861

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

The Goldman Credit Facility is uncommitted and matures on the earlier of (i) the date on which either the Company or lender provide written notice of termination to the other party and (ii) the date that is 30 days prior to the last date on which the Company may issue capital drawdowns to its investors. Under the Goldman Credit Facility, the Company is permitted to borrow up to the lesser of $130 million and the Borrowing Base. The “Borrowing Base” is based upon the unfunded capital commitments of certain subscribed investors in the Company that have been approved by Goldman Sachs and meet certain criteria. The advance rate for such investors is currently 90%. The "Borrowing Base" was $130 million at June 30, 2024. The Goldman Credit Facility contains certain customary affirmative and negative covenants and events of default. The Goldman Credit Facility bears interest at a rate of Term SOFR + 2.82% per annum.

The weighted average annualized interest cost (excluding amortization of deferred financing costs and other fees) for all borrowings for the three months ended June 30, 2024 and 2023 was 8.14% and 7.92%, respectively. The weighted average annualized interest cost (excluding amortization of deferred financing costs and other fees) for all borrowings for the six months ended June 30, 2024 and 2023 was 8.14% and 7.72%, respectively. The average daily debt outstanding for the three months ended June 30, 2024 and 2023 was $79.2 million and $76.2 million, respectively. The average daily debt outstanding for the six months ended June 30, 2024 and 2023 was $90.1 million and $59.5 million, respectively. The maximum debt outstanding for the three months ended June 30, 2024 and 2023 was $109.8 million and $86.1 million, respectively. The maximum debt outstanding for the six months ended June 30, 2024 and 2023 was $109.8 million and $101.5 million, respectively.

The following table represents borrowings as of June 30, 2024:

	Total Aggregate Borrowing Capacity	Total Principal Outstanding	Less Deferred Financing Costs	Amount per Statements of Assets and Liabilities
Goldman Credit Facility	$130,000	$90,800	$34	$90,766
Total	$130,000	$90,800	$34	$90,766

The following table represents borrowings as of December 31, 2023:

	Total Aggregate Borrowing Capacity	Total Principal Outstanding	Less Deferred Financing Costs	Amount per Statements of Assets and Liabilities
Goldman Credit Facility	$130,000	$100,800	$50	$100,750
Total	$130,000	$100,800	$50	$100,750

The following table represents interest and debt fees for the three months ended June 30, 2024:

	For the three months ended June 30, 2024
	Interest Rate(2)	Interest Expense	Deferred Financing Costs(1)	Other Fees(1)
Goldman Credit Facility	SOFR + 2.82%	$1,630	$8	$21
Total		$1,630	$8	$21

(1) Amortization of deferred financing costs and other fees are included in interest expense on the Consolidated Statements of Operations.

The following table represents interest and debt fees for the six months ended June 30, 2024:

	For the six months ended June 30, 2024
	Interest Rate(2)	Interest Expense	Deferred Financing Costs(1)	Other Fees(1)
Goldman Credit Facility	SOFR + 2.82%	$3,709	$16	$54
Total		$3,709	$16	$54
(1)
Amortization of deferred financing costs and other fees are included in interest expense on the Consolidated Statements of Operations.
(2)
As of June 30, 2024, the 1-month SOFR rate was 5.34%.

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
(2)
As of June 30, 2023, the 1-month SOFR rate was 5.14%.

At June 30, 2024 and December 31, 2023, the carrying amount of the Company’s secured borrowings approximated their fair value in accordance with ASC 820. As of June 30, 2024 and December 31, 2023, the Company’s borrowings would be deemed to be Level 3, as defined in Note 3—Fair Value of Financial Instruments.

Note 7—Commitments and Contingencies

Commitments

In the ordinary course of business, the Company may enter into future funding commitments. As of June 30, 2024 and December 31, 2023, the Company had unfunded commitments on delayed draw term loans and revolving credit lines of $60.9 million and $58.4 million, respectively. The Company maintains sufficient cash on hand, unfunded Capital Commitments, and available borrowings from the Goldman Credit Facility to fund such unfunded commitments.

As of June 30, 2024, the Company’s unfunded commitments consisted of the following:

Portfolio Company Name	Investment Type	Commitment Type	Unfunded Commitments
190 Octane Financing	First Lien Senior Secured	Revolving Credit Line	$468
ACT Acquisition	First Lien Senior Secured	Revolving Credit Line	271
Allbridge	First Lien Senior Secured	Delayed Draw Loan	201
Allbridge	First Lien Senior Secured	Revolving Credit Line	201
Aurora Solutions LLC	First Lien Senior Secured	Revolving Credit Line	766
Batteries Plus Holding Corporation	First Lien Senior Secured	Revolving Credit Line	2,158
Billhighway	First Lien Senior Secured	Delayed Draw Loan	495
Billhighway	First Lien Senior Secured	Revolving Credit Line	295
BKH	First Lien Senior Secured	Delayed Draw Loan	2,136
C&TDG Holding Company	First Lien Senior Secured	Delayed Draw Loan	2,066
C&TDG Holding Company	First Lien Senior Secured	Revolving Credit Line	516
Cardiovascular Logistics	First Lien Senior Secured	Delayed Draw Loan	4,732
CreditAssociates, LLC	First Lien Senior Secured	Revolving Credit Line	1,167
CheckedUp	First Lien Senior Secured	Delayed Draw Loan	509
CheckedUp	First Lien Senior Secured	Revolving Credit Line	1,697
Discovery SL Management, LLC	First Lien Senior Secured	Delayed Draw Loan	1,814
Discovery SL Management, LLC	First Lien Senior Secured	Revolving Credit Line	363
Engineered Films	First Lien Senior Secured	Revolving Credit Line	2,714
Educators Publishing Service	First Lien Senior Secured	Revolving Credit Line	1,774
Fiesta Holdings	First Lien Senior Secured	Revolving Credit Line	923
Firebirds Intermediate Holdings I, LLC	First Lien Senior Secured	Delayed Draw Loan	1,382
Firebirds Intermediate Holdings I, LLC	First Lien Senior Secured	Revolving Credit Line	864
Hasa	First Lien Senior Secured	Delayed Draw Loan	1,616
Hasa	First Lien Senior Secured	Revolving Credit Line	1,367
Kemper Sports Management	First Lien Senior Secured	Delayed Draw Loan	983
Kemper Sports Management	First Lien Senior Secured	Revolving Credit Line	1,676
Kent Water Sports	First Lien Senior Secured	Delayed Draw Loan	161
MerchantWise Solutions, LLC	First Lien Senior Secured	Delayed Draw Loan	403
Military Retail Solutions LLC	First Lien Senior Secured	Delayed Draw Loan	918
Military Retail Solutions LLC	First Lien Senior Secured	Revolving Credit Line	1,835
Mollie Funding II LLC	First Lien Senior Secured	Delayed Draw Loan	576
Mollie Funding II LLC	First Lien Senior Secured	Revolving Credit Line	1,032
Narcote, LLC	First Lien Senior Secured	Revolving Credit Line	1,360
OAO Acquisitions	First Lien Senior Secured	Delayed Draw Loan	1,080
OAO Acquisitions	First Lien Senior Secured	Revolving Credit Line	659
OneCare Media, LLC	First Lien Senior Secured	Revolving Credit Line	2,056
Pansophic Learning	First Lien Senior Secured	Delayed Draw Loan	1,699
Pansophic Learning	First Lien Senior Secured	Revolving Credit Line	1,133
Planet DDS	First Lien Senior Secured	Delayed Draw Loan	1,742
PJW Ultimate Holdings LLC	First Lien Senior Secured	Revolving Credit Line	952
Rushmore Intermediate	First Lien Senior Secured	Delayed Draw Loan	581
Rushmore Intermediate	First Lien Senior Secured	Revolving Credit Line	1,344
Senior Support Holdings (Franchise) Acquisitions, Inc.	First Lien Senior Secured	Delayed Draw Loan	1,839
Spartan CP, LLC	First Lien Senior Secured	Delayed Draw Loan	2,508
Spartan CP, LLC	First Lien Senior Secured	Revolving Credit Line	502
Vardiman Black Holdings	First Lien Senior Secured	Delayed Draw Loan	705
Vecta Environmental Services	First Lien Senior Secured	Revolving Credit Line	371
Vecta Environmental Services	First Lien Senior Secured	Delayed Draw Loan	2,473
West Creek Financial SPV	First Lien Senior Secured	Delayed Draw Loan	1,203
West Creek Financial SPV	First Lien Senior Secured	Revolving Credit Line	674
Total			$60,960

As of December 31, 2023, the Company’s unfunded commitments consisted of the following:

Portfolio Company Name	Investment Type	Commitment Type	Unfunded Commitments
190 Octane Financing	First Lien Senior Secured	Revolving Credit Line	$571
ACT Acquisition	First Lien Senior Secured	Delayed Draw Loan	1,703
ACT Acquisition	First Lien Senior Secured	Revolving Credit Line	774
Aurora Solutions LLC	First Lien Senior Secured	Revolving Credit Line	766
Batteries Plus Holding Corporation	First Lien Senior Secured	Revolving Credit Line	2,158
BKH	First Lien Senior Secured	Delayed Draw Loan	2,136
Cardiovascular Logistics	First Lien Senior Secured	Delayed Draw Loan	4,733
CreditAssociates, LLC	First Lien Senior Secured	Delayed Draw Loan	1,167
CheckedUp	First Lien Senior Secured	Delayed Draw Loan	1,753
CheckedUp	First Lien Senior Secured	Revolving Credit Line	264
Educators Publishing Service	First Lien Senior Secured	Revolving Credit Line	1,774
Fiesta Holdings	First Lien Senior Secured	Revolving Credit Line	923
Firebirds	First Lien Senior Secured	Delayed Draw Loan	1,382
Firebirds	First Lien Senior Secured	Revolving Credit Line	691
Hasa	First Lien Senior Secured	Delayed Draw Loan	1,616
Hasa	First Lien Senior Secured	Revolving Credit Line	1,367
Kemper Sports Management	First Lien Senior Secured	Delayed Draw Loan	983
Kemper Sports Management	First Lien Senior Secured	Revolving Credit Line	1,676
MerchantWise Solutions, LLC	First Lien Senior Secured	Delayed Draw Loan	403
MerchantWise Solutions, LLC	First Lien Senior Secured	Revolving Credit Line	1,311
Mollie Funding II LLC	First Lien Senior Secured	Delayed Draw Loan	576
Mollie Funding II LLC	First Lien Senior Secured	Revolving Credit Line	910
Narcote, LLC	First Lien Senior Secured	Revolving Credit Line	218
National Debt Relief	First Lien Senior Secured	Revolving Credit Line	2,189
Nuspire, LLC	First Lien Senior Secured	Revolving Credit Line	879
Oak Dental	First Lien Senior Secured	Delayed Draw Loan	7,334
Oak Dental	First Lien Senior Secured	Revolving Credit Line	516
OAO Acquisitions	First Lien Senior Secured	Delayed Draw Loan	1,317
OAO Acquisitions	First Lien Senior Secured	Revolving Credit Line	659
OneCare Media, LLC	First Lien Senior Secured	Revolving Credit Line	2,056
PJW Ultimate Holdings LLC	First Lien Senior Secured	Revolving Credit Line	1,647
Planet DDS	First Lien Senior Secured	Delayed Draw Loan	756
Raven Engineered Films, Inc.	First Lien Senior Secured	Revolving Credit Line	3,770
Rushmore Intermediate	First Lien Senior Secured	Delayed Draw Loan	175
Rushmore Intermediate	First Lien Senior Secured	Revolving Credit Line	1,344
Vecta Environmental Services	First Lien Senior Secured	Delayed Draw Loan	2,473
Vecta Environmental Services	First Lien Senior Secured	Revolving Credit Line	618
Venu+	First Lien Senior Secured	Revolving Credit Line	369
West Creek Financial SPV	First Lien Senior Secured	Delayed Draw Loan	1,203
Wilnat, Inc.	First Lien Senior Secured	Revolving Credit Line	1,235
Total			$58,395

The unrealized appreciation or depreciation associated with unfunded portfolio company commitments is recorded in the financial statements and reflected as an adjustment to the valuation of the related security in the Consolidated Schedule of Investments as of June 30, 2024 and December 31, 2023. The par amount of the unfunded portfolio company commitments is not recognized by the Company until the commitment is funded.

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

Note 8—Capital

Investor Commitments

As of June 30, 2024, the Company has $656.6 million in Capital Commitments, of which $186.6 million, were unfunded. As of December 31, 2023 the Company had $656.6 million in Capital Commitments, of which $186.6 million, were unfunded.

Capital Drawdowns

There were no shares issued related to capital drawdowns for the three and six months ended June 30, 2024.

The following table summarizes the total shares issued and net proceeds (in thousands) through the DRIP for the three and six months ended June 30, 2024:

Share Issue Date	Shares Issued	Net Proceeds
March 28, 2024	13,657	$13,139
June 28, 2024	15,796	15,150
Total Shares Issued	29,453	$28,289

The following table summarizes the total shares issued and net proceeds (in thousands) related to capital drawdowns for the three and six months ended June 30, 2023:

Share Issue Date	Shares Issued	Net Proceeds
February 24, 2023	87,145	$85,000
June 21, 2023	30,797	30,001
Total Shares Issued	117,942	$115,001

The following table summarizes the total shares and net proceeds (in thousands) issued through the DRIP for the three and six months ended June 30, 2023:

Share Issue Date	Shares Issued	Net Proceeds
March 28, 2023	10,772	$10,507
June 28, 2023	12,482	12,158
Total Shares Issued	23,254	$22,665

As of June 30, 2024 and December 31, 2023, 5,773 and 5,479, respectively, of the Company’s common shares were owned by Comvest Group Holdings SPV II LLC, a wholly owned subsidiary of an affiliate of Comvest Partners.

Distributions and Dividends

Distributions declared for the three and six months ended June 30, 2024 totaled approximately $15.1 million and $28.3 million, respectively. Distributions declared for the three and six months ended June 30, 2023 totaled approximately $12.2 million and $22.7 million, respectively.

The following table reflects distributions declared, per share that have been declared by our Board for the three and six months ended June 30, 2024:

Date Declared	Record Date	Payment Date	Per Share Amount
March 28, 2024	March 28, 2024	March 28, 2024	$24.00
June 27, 2024	June 27, 2024	June 28, 2024	$27.00

The following table reflects distributions declared, per share that have been declared by our Board for the three and six months ended June 30, 2023:

Date Declared	Record Date	Payment Date	Per Share Amount
March 27, 2023	March 27, 2023	March 28, 2023	$22.80
June 27, 2023	June 27, 2023	June 28, 2023	$24.20

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

Note 9—Net Assets

The following table reflects the net assets activity for the three months ended June 30, 2024:

	Common stock-shares	Common stock-par	Additional paid in capital	Total distributable earnings (loss)	Total net assets
Balance as of March 31, 2024	561,096	$1	$549,493	$(11,353)	$538,141
Issuance of common stock, net of issuance costs	—	—	—	—	—
Reinvestment of distributions (1)	15,796	—	15,150	—	15,150
Distributions to stockholders	—	—	—	(15,150)	(15,150)
Net investment income (loss)	—	—	—	15,629	15,629
Net realized gain (loss) from investment transactions	—	—	—	52	52
Net change in unrealized gain (loss) on investments	—	—	—	(3,780)	(3,780)
Balance as of June 30, 2024	576,892	$1	$564,643	$(14,602)	$550,042

The following table reflects the net assets activity for the six months ended June 30, 2024:

	Common stock-shares	Common stock-par	Additional paid in capital	Total distributable earnings (loss)	Total net assets
Balance as of December 31, 2023	547,439	$1	$536,354	$(9,697)	$526,658
Issuance of common stock, net of issuance costs	—	—	—	—	—
Reinvestment of distributions (1)	29,453	—	28,289	—	28,289
Distributions to stockholders	—	—	—	(28,289)	(28,289)
Net investment income (loss)	—	—	—	30,627	30,627
Net realized gain (loss) from investment transactions	—	—	—	(6,268)	(6,268)
Net change in unrealized gain (loss) on investments	—	—	—	(975)	(975)
Balance as of June 30, 2024	576,892	$1	$564,643	$(14,602)	$550,042

The following table reflects the net assets activity for the three months ended June 30, 2023:

	Common stock-shares	Common stock-par	Additional paid in capital	Total distributable earnings (loss)	Total net assets
Balance as of March 31, 2023	471,622	$—	$467,874	$(8,456)	$459,418
Issuance of common stock, net of issuance costs	30,797	1	30,000	—	30,001
Reinvestment of distributions (1)	12,482	—	12,158	—	12,158
Distributions to stockholders	—	—	—	(12,158)	(12,158)
Net investment income (loss)	—	—	—	12,831	12,831
Net realized gain (loss) from investment transactions	—	—	—	—	—
Net change in unrealized gain (loss) on investments	—	—	—	2,317	2,317
Balance as of June 30, 2023	514,901	$1	$510,032	$(5,466)	$504,567

The following table reflects the net assets activity for the six months ended June 30, 2023:

	Common stock-shares	Common stock-par	Additional paid in capital	Total distributable earnings (loss)	Total net assets
Balance as of December 31, 2022	373,705	$—	$372,367	$(7,859)	$364,508
Issuance of common stock, net of issuance costs	117,942	1	115,000	—	115,001
Reinvestment of distributions (1)	23,254	—	22,665	—	22,665
Distributions to stockholders	—	—	—	(22,665)	(22,665)
Net investment income (loss)	—	—	—	24,539	24,539
Net realized gain (loss) from investment transactions	—	—	—	—	—
Net change in unrealized gain (loss) on investments	—	—	—	519	519
Balance as of June 30, 2023	514,901	$1	$510,032	$(5,466)	$504,567
(1)
Less than $1.

Note 10—Earnings Per Share

Basic earnings per share is computed by dividing earnings available to common stockholders by the weighted average number of shares outstanding during the period. Other potentially dilutive shares, and the related impact to earnings, are considered when calculating earnings per share on a diluted basis. The following information sets forth the computation of the weighted average basic and diluted net change in net assets per share resulting from operations for the three and six months ended June 30, 2024, as well as the three and six months ended June 30, 2023.

	For the Three Months Ended		For the Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Net increase (decrease) in net assets resulting from operations	$11,901	$15,148	$23,384	$25,058
Weighted average shares of common stock outstanding—basic and diluted	561,617	475,418	554,828	442,413
Earnings (loss) per share of common stock—basic and diluted	$21.19	$31.86	$42.15	$56.64

Note 11—Financial Highlights

The following is a schedule of financial highlights for the six months ended June 30, 2024 and 2023:

	For the Six Months Ended
	June 30, 2024	June 30, 2023
Per Common Share Operating Performance
Net Asset Value, Beginning of Period	$962.04	$975.39
Results of Operations: (1)
Net Investment Income (Loss)	55.20	55.47
Net Realized and Unrealized Gain (Loss) on Investments	(12.78)	(3.93)
Net Increase (Decrease) in Net Assets Resulting from Operations	42.42	51.54
Distributions to Common Stockholders
Distributions from Net Investment Income	(51.00)	(47.00)
Net Decrease in Net Assets Resulting from Distributions	(51.00)	(47.00)
Net Asset Value, End of Period	$953.46	$979.93
Shares Outstanding, End of Period	576,892	514,901
Total Return (3)	4.44%	5.37%
Net assets, end of period	$550,042	$504,567
Ratio/Supplemental Data
Weighted-average shares outstanding	554,828	442,413
Ratio of net investment income (loss) to average net assets without waiver (2)	11.53%	11.45%
Ratio of net investment income (loss) to average net assets with waiver (2)	11.53%	11.48%
Ratio of total expenses to average net assets without waiver (2)(5)	3.30%	3.27%
Ratio of total expenses to average net assets with waiver (2)(5)	3.30%	3.24%
Asset Coverage Ratio (6)	702%	734%
Portfolio turnover rate (4)	11%	2%

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
(6)
Asset coverage ratio is presented as of June 30, 2024 and as of June 30, 2023.

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

Overview

The Company is an externally managed, non-diversified, closed-end management investment company that has elected to be regulated as a BDC under the Investment Company Act of 1940, as amended (the “1940 Act”) and intends to elect to be treated for U.S. federal income tax purposes, and to qualify annually thereafter, as a RIC under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). The Company was formed on January 15, 2021 (“Inception Date”) as a Delaware corporation. The Company commenced investment operations on August 17, 2021.

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

Portfolio and Investment Activity

During the six months ended June 30, 2024, we made $84.7 million of investments in new or existing portfolio companies and had $69.8 million in aggregate amount of sales and repayments, resulting in net investments of $14.9 million for the period. The total portfolio of debt investments at fair value consisted of 100% bearing variable interest rates and 0% bearing fixed interest rates.

Our portfolio composition, based on fair value at June 30, 2024 was as follows:

	June 30, 2024
	Percentage of Total Portfolio	Weighted Average Current Yield for Total Portfolio
First Lien Senior Secured	98.0%	12.0%
Equity	1.3%	—
Cash and cash equivalents	0.7%	—
Total	100%	12.0%

Our portfolio composition, based on fair value at December 31, 2023 was as follows:

	December 31, 2023
	Percentage of Total Portfolio	Weighted Average Current Yield for Total Portfolio
First Lien Senior Secured	99.0%	12.0%
Equity	1.0	—
Total	100.0%	12.0%

The following table shows the asset mix of our new investment fundings for the six months ended June 30, 2024:

	Asset Mix (In thousands)	Percentage
First Lien Senior Secured	$84,197	99.3%
Equity	593	0.7%
Total	$84,790	100.0%

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

As of June 30, 2024, the weighted average risk rating of our investments based on fair value was 2.5. As of June 30, 2024, the Company had two portfolio companies on non-accrual status. Refer to Note 2—Summary of Significant Accounting Policies—for additional details regarding the Company’s non-accrual policy.

	As of June 30, 2024
Internal Performance Rating	Investments at Fair Value (In thousands)	Percentage of Total Investments
6	$10,861	1.7%
5	24,168	3.8
4	44,170	7.0
3	132,764	21.1
2	381,934	60.9
1	34,030	5.5
Total	$627,927	100.0%

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

The following tables show the weighted average rate, spread over the reference rate of floating rate and fees of investments originated and the weighted average rate of sales and payoffs of portfolio companies during the three months ended June 30, 2024.

For the Three Months Ended June 30, 2024
Weighted average rate of new investment fundings	10.84%
Weighted average spread over Reference Rate of new floating rate investment fundings	5.50%
Weighted average OID fees of new investment funding	1.89%
Weighted average rate of sales and payoffs of portfolio investments	11.48%

The following tables show the weighted average rate and the spread over the reference rate of floating rate and fees of investments originated during the three months ended June 30, 2023.

For the Three Months Ended June 30, 2023
Weighted average rate of new investment fundings	12.32%
Weighted average spread over Reference Rate of new floating rate investment fundings	7.08%
Weighted average fees of new investment funding	2.25%

RESULTS OF OPERATIONS

Our operating results for the three and six months ended June 30, 2024 (dollars in thousands):

	For the Three Months Ended June 30, 2024	For the Six Months Ended June 30, 2024
Total investment income	$19,771	$39,403
Less: Net expenses	4,142	8,776
Net investment income (loss)	15,629	30,627
Net realized gains (losses)	52	(6,268)
Net change in unrealized gains (losses)	(3,780)	(975)
Net increase (decrease) in net assets resulting from operations	$11,901	$23,384

Our operating results for the three and six months ended June 30, 2023 were as follows (dollars in thousands):

	For the Three Months Ended June 30, 2023	For the Six Months Ended June 30, 2023
Total investment income	$17,359	$31,474
Less: Net expenses	4,528	6,935
Net investment income (loss)	12,831	24,539
Net realized gains (losses)	—	—
Net change in unrealized gains (losses)	2,317	519
Net increase (decrease) in net assets resulting from operations	$15,148	$25,058

Investment Income

Investment income for the three and six months ended June 30, 2024 was driven by our deployment of capital and interest income from our investments. The composition of our investment income for the three and six months ended June 30, 2024 was as follows (dollars in thousands):

	For the Three Months Ended June 30, 2024	For the Six Months Ended June 30, 2024
Interest income from investments	$19,358	$38,594
Fee income	413	809
Total investment income	$19,771	$39,403

The composition of our investment income for the three and six months ended June 30, 2023 was as follows (dollars in thousands):

	For the Three Months Ended June 30, 2023	For the Six Months Ended June 30, 2023
Interest income from investments	$17,130	$30,787
Fee income	229	687
Total investment income	$17,359	$31,474

Operating Expenses

The composition of our operating expenses for the three and six months ended June 30, 2024 was as follows (dollars in thousands):

	For the Three Months Ended June 30, 2024	For the Six Months Ended June 30, 2024
Incentive fees	$388	$781
Management fees, net	1,551	3,123
Interest expense	1,659	3,779
Professional fees	186	391
Directors’ fees	19	41
Other general and administrative expenses	339	661
Net expenses	$4,142	$8,776

The composition of our operating expenses for the three and six months ended June 30, 2023 was as follows (dollars in thousands):

	For the Three Months Ended June 30, 2023	For the Six Months Ended June 30, 2023
Incentive fees	$1,399	$1,399
Management fees, net	1,295	2,421
Interest expense	1,543	2,369
Professional fees	175	323
Directors’ fees	25	50
Other general and administrative expenses	154	436
Incentive fee waiver	(63)	(63)
Net expenses	$4,528	$6,935

Net Realized Gains (Losses) and Net Change in Unrealized Gains (Losses) on Investments

Net realized gains (losses) and net change in unrealized gains (losses) on investments for the three and six months ended June 30, 2024 were as follows (dollars in thousands):

	For the Three Months Ended June 30, 2024	For the Six Months Ended June 30, 2024
Net realized gains (losses)
Non-controlled, non-affiliated investments	$52	$(6,268)
Total net realized gains (losses)	52	(6,268)
Net change in unrealized gains (losses) on investments
Non-controlled, non-affiliated investments	(2,856)	1,556
Affiliated investments	(924)	(2,531)
Total net change in unrealized gains (losses) on investments	(3,780)	(975)
Net realized and unrealized gains (losses)	$(3,728)	$(7,243)

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

As of June 30, 2024, we are party to the Goldman Credit Facility, as described in more detail in Note 6—Borrowings.

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

Operating liquidity is our ability to meet our short-term liquidity needs. The following table presents our operating liquidity position as of June 30, 2024 and December 31, 2023:

	As of
	June 30, 2024	December 31, 2023
Cash and cash equivalents	$4,157	$8,887
Unfunded portfolio company commitments	(60,960)	(58,395)
Undrawn capital commitments	186,571	186,571
Total operational liquidity	$129,768	$137,063

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

Distributions and Dividends

Distributions declared for the three and six months ended June 30, 2024 totaled approximately $15.15 million and $28.29 million, respectively.

The following table reflects cash distributions, including dividends and returns of capital, if any, per share that have been declared by our Board for the fiscal quarters ended June 30, 2024 and June 30, 2023, respectively:

Fiscal Year Quarter	Date Declared	Record Date	Payment Date	Per Share Amount
First Quarter	March 28, 2024	March 28, 2024	March 28, 2024	$24.00
Second Quarter	June 27, 2024	June 27, 2024	June 28, 2024	$27.00

Fiscal Year Ended	Date Declared	Record Date	Payment Date	Per Share Amount
First Quarter	March 27, 2023	March 27, 2023	March 28, 2023	$22.80
Second Quarter	June 27, 2023	June 27, 2023	June 28, 2023	$24.20

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

The Goldman Credit Facility bears interest at a rate of Term SOFR plus 2.82% per annum.

Contractual Obligations

The following table shows our payment obligations for repayment of debt and other contractual obligations as of June 30, 2024 (dollars in thousands):

	Total Aggregate Borrowing Capacity(1)	Total Principal Outstanding
Goldman Sachs Credit Facility	$130,000	$90,800
Total	$130,000	$90,800

(1)
As of June 30, 2024, we had $39.2 million in unused borrowing capacity under the Goldman Credit Facility, subject to borrowing base limits.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources.

Commitments

In the ordinary course of business, we may enter into future funding commitments. As of June 30, 2024, we had unfunded commitments on revolving credit lines and delayed draw loans of $60.9 million. We maintain sufficient financial resources to satisfy unfunded commitments, including cash on hand, undrawn capital commitments from our investors, and available borrowings to fund such unfunded commitments. Please refer to Note 7—Commitments and Contingencies in the notes to our consolidated financial statements for further detail of these unfunded commitments.

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

Given that the Company's assets are currently treated as "plan assets" under the ERISA and Section 4975 of the Code, one or more independent valuation firms (each a "Valuation Agent") will be engaged to independently value the Company's investments, in consultation with the Investment Adviser. The Company's quarterly valuation procedures, which are the procedures that will be followed by such Valuation Agent to the extent the Company's assets are treated as "plan assets" under ERISA and/or Section 4975 of the code, are set forth in more detail below:

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

The income and market approaches were used in the determination of fair value of certain Level 3 assets as of June 30, 2024. The significant unobservable inputs used in the income approach are the discount rate or market yield used to discount the estimated future cash flows expected to be received from the underlying investment, which include both future principal and interest payments and any other end of term fees, as applicable. Included in the consideration and selection of discount rates are factors such as risk of default, interest rate risk, and changes in credit quality. The significant unobservable inputs used in the market approach are based on market comparable transactions and market multiples of publicly traded comparable companies.

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

The following table estimates the potential changes in net cash flow generated from interest income and expenses, should interest rates increase by 100, 200 or 300 basis points, or decrease by 100 or 200 basis points. Interest income is calculated as revenue from interest generated from our portfolio of investments held as of June 30, 2024. Interest expense is calculated based on the terms of our outstanding revolving credit facility and subscription line. For our Goldman Credit Facility, we use the outstanding balance as of June 30, 2024. Interest expense on this balance is calculated using the interest rate as of June 30, 2024, adjusted for the hypothetical changes in rates, as shown below.

Assuming that the interim and unaudited Consolidated Statements of Assets and Liabilities as of June 30, 2024 was to remain constant and that we took no actions to alter our interest rate sensitivity as of such date, the following table shows the annualized impact of hypothetical base rate changes in interest rates. Actual results could differ significantly from those estimated in the table.

Change in Interest Rates	Net Increase (Decrease) in Interest Income (in thousands)	Net Increase (Decrease) in Interest Expense (in thousands)	Net Increase (Decrease) in Net Investment Income (in thousands)
Down 100 basis points	$(6,430)	$(908)	$(5,522)
Down 200 basis points	(12,860)	(1,816)	(11,044)
Up 100 basis points	6,430	908	5,522
Up 200 basis points	12,860	1,816	11,044
Up 300 basis points	19,290	2,724	16,566

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “1934 Act”) we evaluated, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the 1934 Act) as of June 30, 2024. Based on the foregoing evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of June 30, 2024, our disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level that we would meet our disclosure obligations.

Changes in internal control over financial reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the 1934 Act) that occurred during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We, and our wholly-owned direct subsidiaries, the Investment Adviser and the Administrator are not currently subject to any material legal proceedings as of June 30, 2024. From time to time, we our wholly-owned direct subsidiaries, the Investment Adviser and the Administrator may be a party to certain legal proceedings incidental to the normal course of our business including the enforcement of our rights under contracts with our portfolio companies. While the outcome of these legal proceedings cannot be predicted with certainty, we do not expect that these proceedings will have a material effect upon our business, financial condition or results of operations.

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Item 1A. Risk Factors in our Annual Report on Form 10-K— for the fiscal year ended December 31, 2023, which could materially affect our business, financial condition and/or operating results. The risks described in our Annual Report on Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may materially affect our business, our structure, our financial condition, our investments and/or operating results. There have been no material changes during the three and six months ended June 30, 2024 to the risk factors discussed in Item 1A.—Risk Factors in our Annual Report on Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Previously disclosed by the Company on its current reports on Form 8-K.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Rule 10b5-1 Trading Plans

During the fiscal quarter ended June 30, 2024, none of our directors or executive officers adopted or terminated any contract, instruction, or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Rule 10b5 1(c) or any “non-Rule 10b5-1 trading arrangement.”

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

Commonwealth Credit Partners BDC I, Inc.

Date: August 13, 2024	By:	/s/ Robert O’Sullivan
	Name: Title:	Robert O’Sullivan Chief Executive Officer

Date: August 13, 2024	By:	/s/ Cecilio M. Rodriguez
	Name: Title:	Cecilio M. Rodriguez Chief Financial Officer

w