Form 10-Q
period 2024-09-30
Commonwealth Credit Partners BDC I, Inc.
filed 2024-11-12
CIK 1841514

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

There were 579,614 issued and outstanding shares of the issuer’s common stock, $.001 par value per share, on November 12, 2024.

Commonwealth Credit Partners BDC I, Inc.

Quarterly Report on Form 10-Q

PART I—FINANCIAL INFORMATION

ITEM1. FINANCIAL STATEMENTS

COMMONWEALTH CREDIT PARTNERS BDC I, INC.

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

(amounts in thousands except share and per share data)

	September 30, 2024 (Unaudited)	December 31, 2023
Assets
Investments, at fair value:
Non-controlled, non-affiliated investments (amortized cost of $640,985 and $611,648 as of September 30, 2024 and December 31, 2023, respectively)	$632,441	$606,738
Affiliated investments (amortized cost of $18,174 and $16,243 as of September 30, 2024 and December 31, 2023, respectively)	9,886	11,838
Total investments, at fair value (amortized cost of $659,159 and $627,891 as of September 30, 2024 and December 31, 2023, respectively)	642,327	618,576
Cash and cash equivalents	4,682	8,887
Receivables:
Interest receivable	5,533	2,841
Prepaid expenses and other assets	1,416	110
Total Assets	$653,958	$630,414

Liabilities
Credit facility (net of deferred financing costs of $26 and $50 as of September 30, 2024 and December 31, 2023, respectively)	$105,474	$100,750
Payables:
Management fee payable, net (Note 4)	1,617	1,529
Interest payable	627	673
Incentive fee payable, net (Note 4)	404	379
Directors fee payable	—	25
Accrued other general and administrative expenses	729	400
Total Liabilities	$108,851	$103,756

Commitments and contingencies (Note 7)

Net Assets
Common Shares, $0.001 par value; 1,000,000 shares authorized; 579,614 and 547,439 as of September 30, 2024 and December 31, 2023, respectively, issued and outstanding	$1	$1
Additional paid-in capital	567,239	536,354
Total distributable earnings (accumulated deficit)	(22,133)	(9,697)
Total Net Assets	$545,107	$526,658
Total Liabilities and Net Assets	$653,958	$630,414
Net Asset Value Per Common Share	$940.47	$962.04

The accompanying notes are an integral part of these consolidated financial statements.

COMMONWEALTH CREDIT PARTNERS BDC I, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(amounts in thousands except share and per share data)

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Income:
Investment income from non-controlled, non-affiliated investments:
Interest income	$20,192	$18,877	$58,678	$49,665
Fee income	382	347	1,191	1,034
Investment income from affiliated investments:
Interest income	376	—	484	—
Total Investment Income	20,950	19,224	60,353	50,699
Expenses:
Incentive fees	404	362	1,185	1,761
Management fees, net	1,617	1,460	4,741	3,881
Interest expense	2,005	1,603	5,784	3,972
Professional fees	168	149	559	473
Directors' fees	21	22	62	72
Other general and administrative expenses	418	363	1,078	799
Total Expenses	4,633	3,959	13,409	10,958
Less: Incentive fee waiver (Note 4)	—	—	—	(63)
Net expenses	4,633	3,959	13,409	10,895
Net Investment Income (Loss)	16,317	15,265	46,944	39,804

Realized and unrealized gains (losses) on investments and foreign currency transactions
Net realized gains (losses):
Non-controlled, non-affiliated investments	—	153	(6,268)	153
Total net realized gains (losses)	—	153	(6,268)	153
Net change in unrealized gains (losses):
Non-controlled, non-affiliated investments	(5,191)	(2,641)	(3,635)	(2,122)
Affiliated investments	(1,351)	—	(3,882)	—
Total net change in unrealized gains (losses)	(6,542)	(2,641)	(7,517)	(2,122)
Total realized and unrealized gains (losses)	(6,542)	(2,488)	(13,785)	(1,969)
Net Increase (Decrease) in Net Assets Resulting from Operations	$9,775	$12,777	$33,159	$37,835

Per Common Share Data:
Basic and diluted net investment income/(loss) per common share	$28.28	$29.62	$83.49	$85.24
Basic and diluted net increase/(decrease) in net assets resulting from operations per common share	$16.94	$24.79	$58.97	$81.02
Weighted Average Common Shares Outstanding - Basic and Diluted	577,010	515,329	562,276	466,985

The accompanying notes are an integral part of these consolidated financial statements.

COMMONWEALTH CREDIT PARTNERS BDC I, INC.

CONSOLIDATED STATEMENT OF CHANGE IN NET ASSETS

(amounts in thousands except share and per share data)

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Increase (Decrease) in Net Assets Resulting from Operations:
Net investment income (loss)	$16,317	$15,265	$46,944	$39,804
Net realized gains (losses) on investments	-	153	(6,268)	153
Net change in unrealized gains (losses) on investments	(6,542)	(2,641)	(7,517)	(2,122)
Net Increase (Decrease) in Net Assets Resulting from Operations	9,775	12,777	33,159	37,835

Decrease in Net Assets Resulting from Stockholder Distributions
Distributions from net investment income	(17,306)	(12,873)	(45,595)	(35,538)
Net Decrease in Net Assets Resulting from Stockholder Distributions	(17,306)	(12,873)	(45,595)	(35,538)

Increase in Net Assets Resulting from Capital Share Transactions
Issuance of common shares	—	—	—	115,001
Reinvestment of distributions	2,596	12,873	30,885	35,538
Net Increase in Net Assets Resulting from Capital Share Transactions	2,596	12,873	30,885	150,539
Total Increase (Decrease) in Net Assets	(4,935)	12,777	18,449	152,836
Net Assets, Beginning of Period	550,042	504,567	526,658	364,508
Net Assets, End of Period	$545,107	$517,344	$545,107	$517,344

The accompanying notes are an integral part of these consolidated financial statements.

COMMONWEALTH CREDIT PARTNERS BDC I, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

(Unaudited)

	For the Nine Months Ended September 30,
	2024	2023
Cash Flows from Operating Activities:
Net increase (decrease) in net assets resulting from operations	$33,159	$37,835
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Net realized (gains)/losses on investments	6,268	(153)
Net change in unrealized (gains)/losses on investments	7,517	2,122
Net accretion of discount on investments	(2,449)	(1,473)
Non-cash investment income	(728)	(430)
Purchases of portfolio investments	(113,361)	(247,583)
Amortization of deferred financing costs	24	24
Sales or repayments of portfolio investments	79,002	29,226
Increase/(decrease) in operating assets and liabilities:
(Increase)/decrease in interest receivable	(2,692)	(1,237)
(Increase)/decrease in prepaid expenses and other assets	(1,306)	55
Increase/(decrease) in management fees payable, net	88	608
Increase/(decrease) in interest payable	(46)	122
Increase/(decrease) in incentive fee payable, net	25	362
Increase/(decrease) in directors fee payable	(25)	—
Increase/(decrease) in accrued other general and administrative expenses	329	(12)
Net cash provided by (used in) Operating Activities	5,805	(180,534)
Cash Flows provided by (used in) Financing Activities:
Borrowings on credit facility	78,600	207,100
Payments on credit facility	(73,900)	(140,100)
Distributions paid in cash	(14,710)	—
Proceeds from issuance of common stock	—	115,001
Net cash provided by (used in) Financing Activities	(10,010)	182,001
Net increase (decrease) in cash and cash equivalents	(4,205)	1,467
Cash and cash equivalents, beginning of period	8,887	8,355
Cash and cash equivalents, end of period	$4,682	$9,822

Supplemental and Non-Cash Information:
Interest paid during the period	$5,830	$3,850
Distributions declared during the period	$45,595	$35,538
Reinvestment of distributions during the period	$30,885	$35,538

The accompanying notes are an integral part of these consolidated financial statements.

COMMONWEALTH CREDIT PARTNERS BDC I, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

(amounts in thousands, except per share data)

September 30, 2024

(Unaudited)

Portfolio Company - Investment (3)(7)(13)	Industry	Spread Above Index	Interest Rate (5)(8)	Maturity Date	Principal / Shares(12)	Amortized Cost	Fair Value	Percentage of Net Assets (2)
Debt Investments
First Lien Senior Secured
190 Octane Financing, LLC - Delayed Draw Term Loan	Consumer Services	SOFR + 6.50% (1.00% floor)	11.54%	5/10/2027	$4,838	$4,787	$4,437	0.8%
190 Octane Financing, LLC - Revolving Credit Line (4)	Consumer Services	SOFR + 6.50% (1.00% floor)	11.72%	5/10/2027	674	662	579	0.1%
190 Octane Financing, LLC - Term Loan	Consumer Services	SOFR + 6.50% (1.00% floor)	11.88%	5/10/2027	8,369	8,264	7,675	1.4%
Abea Acquisition, Inc. - Delayed Draw Term Loan	Consumer Services	SOFR + 6.50% (1.00% floor)	11.45%	11/30/2026	1,400	1,387	1,380	0.3%
Abea Acquisition, Inc. - Term Loan	Consumer Services	SOFR + 6.50% (1.00% floor)	11.45%	11/30/2026	11,153	11,056	10,997	2.0%
AccessOne Medcard, Inc. - Term Loan	Financial Services	SOFR + 7.00% (0.50% floor)	11.95%	8/20/2026	11,604	11,514	11,465	2.1%
ACT Acquisition Intermediate Holdco, LLC - Delayed Draw Term Loan	Media & Entertainment	SOFR + 6.75% (1.00% floor)	11.71%	12/4/2028	1,438	1,411	1,435	0.3%
ACT Acquisition Intermediate Holdco, LLC - Revolving Credit Line (4)	Media & Entertainment	SOFR + 6.75% (1.00% floor)	11.71%	12/4/2028	155	140	153	0.0%
ACT Acquisition Intermediate Holdco, LLC - Term Loan	Media & Entertainment	SOFR + 6.75% (1.00% floor)	11.71%	12/4/2028	6,529	6,401	6,516	1.2%
AIDC IntermediateCo 2, LLC - Term Loan	Software & Services	SOFR + 5.25% (1.00% floor)	10.53%	7/22/2027	28,222	27,828	28,221	5.2%
Allbridge, LLC - Delayed Draw Term Loan (4)	Telecommunication Services	SOFR + 5.75% (1.00% floor)	10.35%	6/5/2030	-	(1)	(2)	0.0%
Allbridge, LLC - Revolving Credit Line (4)	Telecommunication Services	SOFR + 5.75% (1.00% floor)	10.35%	6/5/2030	-	(2)	(2)	0.0%
Allbridge, LLC - Term Loan	Telecommunication Services	SOFR + 5.75% (1.00% floor)	10.35%	6/5/2030	2,163	2,137	2,146	0.4%
Atlas US Buyer, LLC - Delayed Draw Term Loan	Financial Services	SOFR + 6.00% (0.75% floor) + 0.50% PIK	11.78%	12/31/2027	3,316	3,293	3,240	0.6%
Atlas US Buyer, LLC - Revolving Credit Line (4)	Financial Services	SOFR + 6.00% (0.75% floor) + 0.50% PIK	11.78%	12/31/2027	514	504	485	0.1%
Atlas US Buyer, LLC - Term Loan	Financial Services	SOFR + 6.00% (0.75% floor) + 0.50% PIK	11.78%	12/31/2027	9,397	9,308	9,181	1.7%
Batteries Plus Holding Corporation - Revolving Credit Line (4)	Technology Hardware & Equipment	SOFR + 6.75% (1.00% floor)	11.70%	6/27/2028	-	(40)	-	0.0%
Batteries Plus Holding Corporation - Term Loan	Technology Hardware & Equipment	SOFR + 6.75% (1.00% floor)	11.70%	6/27/2028	16,336	15,999	16,335	3.0%
BHP Management Holdings, LLC - Delayed Draw Term Loan	Health Care Equipment & Services	SOFR + 5.00% (1.00% floor)	9.75%	10/27/2028	7,483	7,364	7,484	1.4%
BHP Management Holdings, LLC - Term Loan	Health Care Equipment & Services	SOFR + 5.00% (1.00% floor)	9.75%	10/27/2028	12,964	12,766	12,964	2.4%
Billhighway, LLC - Delayed Draw Term Loan (4)	Software & Services	SOFR + 6.75% (1.00% floor)	11.70%	2/8/2029	159	151	159	0.0%
Billhighway, LLC - Revolving Credit Line (4)	Software & Services	SOFR + 6.75% (1.00% floor)	11.70%	2/8/2029	-	(4)	-	0.0%
Billhighway, LLC - Term Loan	Software & Services	SOFR + 6.75% (1.00% floor)	11.70%	2/8/2029	3,540	3,494	3,540	0.6%
Cardiology Management Holdings, LLC - Delayed Draw Term Loan A	Health Care Equipment & Services	SOFR + 6.25% (1.00% floor)	11.00%	1/31/2029	5,040	4,962	5,035	0.9%
Cardiology Management Holdings, LLC - Delayed Draw Term Loan B (4)	Health Care Equipment & Services	SOFR + 6.25% (1.00% floor)	11.00%	1/31/2029	165	129	160	0.0%
Cardiology Management Holdings, LLC - Term Loan	Health Care Equipment & Services	SOFR + 6.25% (1.00% floor)	11.00%	1/31/2029	7,141	7,031	7,134	1.3%
CAS Acquisition, LLC - Revolving Credit Line (4)	Financial Services	SOFR + 6.75% (1.00% floor)	11.70%	3/29/2027	-	(10)	-	0.0%
CAS Acquisition, LLC - Term Loan	Financial Services	SOFR + 6.75% (1.00% floor)	11.70%	3/29/2027	21,249	21,027	21,248	3.9%
CheckedUp, Inc - Delayed Draw Term Loan (4)	Media & Entertainment	SOFR + 5.25% (1.00% floor)	10.20%	10/20/2027	2,525	2,490	2,525	0.5%
CheckedUp, Inc - Revolving Credit Line (4)	Media & Entertainment	SOFR + 5.25% (1.00% floor)	10.35%	10/20/2027	471	451	471	0.1%
CheckedUp, Inc - Term Loan	Media & Entertainment	SOFR + 5.25% (1.00% floor)	10.20%	10/20/2027	9,006	8,898	9,006	1.7%
CTM Group, Inc. - Revolving Credit Line	Media & Entertainment	SOFR + 6.75% (1.00% floor)	11.85%	11/30/2026	1,108	1,092	1,014	0.2%

COMMONWEALTH CREDIT PARTNERS BDC I, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS (CONTINUED)

(amounts in thousands, except per share data)

September 30, 2024

(Unaudited)

Portfolio Company - Investment (3)(7)(13)	Industry	Spread Above Index	Interest Rate (5)(8)	Maturity Date	Principal / Shares(12)	Amortized Cost	Fair Value	Percentage of Net Assets (2)
CTM Group, Inc. - Term Loan	Media & Entertainment	SOFR + 6.75% (1.00% floor)	11.96%	11/30/2026	19,105	18,802	17,481	3.2%
Discovery SL Management, LLC - Delayed Draw Term Loan A	Health Care Equipment & Services	SOFR + 5.75% (1.00% floor)	10.76%	3/18/2030	435	430	432	0.1%
Discovery SL Management, LLC - Delayed Draw Term Loan B (4)	Health Care Equipment & Services	SOFR + 5.75% (1.00% floor)	10.76%	3/18/2030	-	(10)	(13)	0.0%
Discovery SL Management, LLC - Revolving Credit Line (4)	Health Care Equipment & Services	SOFR + 5.75% (1.00% floor)	10.76%	3/18/2030	-	(4)	(3)	0.0%
Discovery SL Management, LLC - Term Loan	Health Care Equipment & Services	SOFR + 5.75% (1.00% floor)	10.76%	3/18/2030	2,599	2,570	2,581	0.5%
Drive Assurance Corporation - Delayed Draw Term Loan (4)	Insurance	SOFR + 7.00% (2.00% floor)	11.85%	7/10/2030	-	(2)	-	0.0%
Drive Assurance Corporation - Term Loan	Insurance	SOFR + 7.00% (2.00% floor)	11.85%	7/10/2030	6,414	6,352	6,414	1.2%
Engineered Films Acquisition Inc. - Revolving Credit Line (4)	Capital Goods	SOFR + 7.00% (1.00% floor)	11.96%	4/29/2027	603	572	525	0.1%
Engineered Films Acquisition Inc. - Term Loan	Capital Goods	SOFR + 7.00% (1.00% floor)	11.96%	4/29/2027	20,075	19,833	19,553	3.6%
EPS Operations, LLC - Revolving Credit Line (4)	Media & Entertainment	SOFR + 6.00% (1.00% floor)	10.60%	2/24/2028	-	(30)	(4)	0.0%
EPS Operations, LLC - Term Loan	Media & Entertainment	SOFR + 6.00% (1.00% floor)	10.60%	2/24/2028	17,369	17,048	17,335	3.2%
Fiesta Holdings, LLC - Revolving Credit Line (4)	Consumer Services	SOFR + 7.00% (2.00% floor)	12.40%	10/30/2028	-	(19)	-	0.0%
Fiesta Holdings, LLC - Term Loan	Consumer Services	SOFR + 7.00% (2.00% floor)	12.40%	10/30/2028	7,589	7,425	7,589	1.4%
Firebirds Buyer, LLC - Delayed Draw Term Loan (4)	Consumer Services	SOFR + 6.25% (2.00% floor)	11.20%	3/22/2028	-	(12)	-	0.0%
Firebirds Buyer, LLC - Revolving Credit Line (4)	Consumer Services	SOFR + 6.25% (2.00% floor)	11.20%	3/22/2028	795	771	795	0.1%
Firebirds Buyer, LLC - Term Loan	Consumer Services	SOFR + 6.25% (2.00% floor)	11.20%	3/22/2028	22,461	22,029	22,461	4.1%
Hasa Acquisition, LLC - Delayed Draw Term Loan (4)(9)	Capital Goods	SOFR + 5.00% (1.00% floor)	10.28%	1/10/2029	-	(35)	-	0.0%
Hasa Acquisition, LLC - Revolving Credit Line (4)(9)	Capital Goods	SOFR + 5.00% (1.00% floor)	10.28%	1/10/2029	-	(33)	-	0.0%
Hasa Acquisition, LLC - Term Loan (9)	Capital Goods	SOFR + 5.00% (1.00% floor)	10.28%	1/10/2029	14,414	14,108	14,414	2.6%
Hasa Acquisition, LLC - Term Loan B (9)	Capital Goods	SOFR + 5.00% (1.00% floor)	10.10%	1/10/2029	1,004	986	1,004	0.2%
Hornblower Sub LLC - Revolving Credit Line (4)(9)	Transportation	SOFR + 5.50% (1.00% floor)	10.82%	7/3/2029	-	(6)	(2)	0.0%
Hornblower Sub LLC - Term Loan (9)	Transportation	SOFR + 5.50% (1.00% floor)	10.82%	7/3/2029	3,997	3,958	3,985	0.7%
Kemper Sports Management, LLC - Delayed Draw Term Loan	Consumer Services	SOFR + 6.25% (1.00% floor)	11.20%	1/12/2028	4,529	4,468	4,529	0.8%
Kemper Sports Management, LLC - Revolving Credit Line (4)(7)	Consumer Services	SOFR + 6.25% (1.00% floor)	11.69%	1/12/2028	391	369	391	0.1%
Kemper Sports Management, LLC - Term Loan	Consumer Services	SOFR + 6.25% (1.00% floor)	11.20%	1/12/2028	18,666	18,393	18,666	3.4%
Kent Water Sports Holdings, LLC - Delayed Draw Term Loan First-Out (4)(11)	Consumer Durables & Apparel	SOFR + 10.00% (1.00% floor) PIK	15.51%	10/18/2027	5,862	5,197	5,862	1.1%
Kent Water Sports Holdings, LLC - Delayed Draw Term Loan Last-Out (10)(11)	Consumer Durables & Apparel	SOFR + 9.00% (1.00% floor) PIK	14.51%	10/18/2027	14,529	12,977	4,024	0.7%
MerchantWise Solutions, LLC - Delayed Draw Term Loan (4)	Software & Services	SOFR + 6.00% (0.75% floor)	10.60%	6/1/2028	2,638	2,597	2,106	0.4%
MerchantWise Solutions, LLC - Revolving Credit Line	Software & Services	SOFR + 6.00% (0.75% floor)	10.74%	6/1/2028	1,542	1,523	1,272	0.2%
MerchantWise Solutions, LLC - Term Loan	Software & Services	SOFR + 6.00% (0.75% floor)	10.60%	6/1/2028	12,061	11,890	9,950	1.8%
Military Retail Solutions, LLC - Delayed Draw Term Loan (4)(9)	Consumer Staples Distribution & Retail	SOFR + 5.25% (1.00% floor)	10.10%	6/28/2029	-	(17)	(31)	0.0%
Military Retail Solutions, LLC - Revolving Credit Line (4)(9)	Consumer Staples Distribution & Retail	SOFR + 5.25% (1.00% floor)	10.10%	6/28/2029	122	105	106	0.0%

COMMONWEALTH CREDIT PARTNERS BDC I, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS (CONTINUED)

(amounts in thousands, except per share data)

September 30, 2024

(Unaudited)

Portfolio Company - Investment (3)(7)(13)	Industry	Spread Above Index	Interest Rate (5)(8)	Maturity Date	Principal / Shares(12)	Amortized Cost	Fair Value	Percentage of Net Assets (2)
Military Retail Solutions, LLC - Term Loan (9)	Consumer Staples Distribution & Retail	SOFR + 5.25% (1.00% floor)	10.10%	6/28/2029	15,925	15,617	15,654	2.9%
Mollie Funding II, LLC - Delayed Draw Term Loan (1)(4)	Financial Services	SOFR + 8.00% (1.00% floor)	12.96%	6/11/2027	1,935	1,899	1,885	0.3%
Mollie Funding II, LLC - Revolving Credit (1)(4)	Financial Services	SOFR + 8.00% (1.00% floor)	12.96%	6/11/2027	941	915	910	0.2%
Mollie Funding II, LLC - Term Loan (1)	Financial Services	SOFR + 8.00% (1.00% floor)	12.96%	6/11/2027	5,806	5,710	5,690	1.0%
Narcote, LLC - Revolving Credit Line (1)(4)	Materials	SOFR + 7.00% (1.00% floor)	11.96%	3/30/2027	-	(12)	-	0.0%
Narcote, LLC - Term Loan A (1)	Materials	SOFR + 7.00% (1.00% floor)	11.96%	3/30/2027	2,708	2,680	2,708	0.5%
Narcote, LLC - Term Loan B (1)	Materials	SOFR + 7.00% (1.00% floor)	11.96%	3/30/2027	4,513	4,466	4,513	0.8%
Narcote, LLC - Term Loan C (1)	Materials	SOFR + 7.00% (1.00% floor)	11.96%	3/30/2027	475	470	475	0.1%
National Debt Relief, LLC - Delayed Draw Term Loan	Financial Services	SOFR + 6.50% (2.50% floor)	11.46%	2/7/2028	10,943	10,837	10,855	2.0%
National Debt Relief, LLC - Revolving Credit Line	Financial Services	SOFR + 6.50% (2.50% floor)	11.46%	2/7/2028	2,189	2,169	2,171	0.4%
National Debt Relief, LLC - Term Loan	Financial Services	SOFR + 6.50% (2.50% floor)	11.46%	2/7/2028	13,131	13,004	13,026	2.4%
Oak Dental Partners - Delayed Draw Term Loan (4)	Health Care Equipment & Services	SOFR + 7.00% (2.00% floor)	11.96%	3/22/2028	-	(18)	(79)	0.0%
Oak Dental Partners - Revolving Credit Line (4)	Health Care Equipment & Services	SOFR + 7.00% (2.00% floor)	11.96%	3/22/2028	344	329	312	0.1%
Oak Dental Partners - Term Loan	Health Care Equipment & Services	SOFR + 7.00% (2.00% floor)	11.96%	3/22/2028	16,940	16,611	16,297	3.0%
OAO Acquisitions, Inc. - Delayed Draw Term Loan (4)	Capital Goods	SOFR + 6.25% (1.25% floor)	11.43%	12/27/2029	237	227	237	0.0%
OAO Acquisitions, Inc. - Revolving Credit Line (4)	Capital Goods	SOFR + 6.25% (1.25% floor)	11.42%	12/27/2029	-	(9)	-	0.0%
OAO Acquisitions, Inc. - Term Loan	Capital Goods	SOFR + 6.25% (1.25% floor)	11.42%	12/27/2029	6,290	6,206	6,290	1.2%
OneCare Media, LLC - Revolving Credit Line (4)	Media & Entertainment	SOFR + 6.50% (1.00% floor)	11.45%	9/29/2026	-	(16)	(730)	-0.1%
OneCare Media, LLC - Term Loan A	Media & Entertainment	SOFR + 6.50% (1.00% floor)	11.45%	9/29/2026	10,118	10,024	6,526	1.2%
OneCare Media, LLC - Term Loan B	Media & Entertainment	SOFR + 6.50% (1.00% floor)	11.45%	9/29/2026	2,246	2,223	1,449	0.3%
OneCare Media, LLC - Term Loan C	Media & Entertainment	SOFR + 6.50% (1.00% floor)	11.45%	9/29/2026	1,404	1,390	906	0.2%
OneCare Media, LLC - Term Loan D	Media & Entertainment	SOFR + 6.50% (1.00% floor)	11.45%	9/29/2026	854	844	551	0.1%
OpCo Borrower, LLC - Term Loan	Health Care Equipment & Services	SOFR + 6.00% (1.00% floor)	11.28%	4/26/2029	2,217	2,176	2,186	0.4%
Pansophic Learning US, LLC - Delayed Draw Term Loan (4)	Consumer Services	SOFR + 5.75% (1.00% floor)	11.03%	5/15/2029	1,130	1,100	1,106	0.2%
Pansophic Learning US, LLC - Revolving Credit Line (4)	Consumer Services	SOFR + 5.75% (1.00% floor)	10.68%	5/15/2029	566	543	551	0.1%
Pansophic Learning US, LLC - Term Loan	Consumer Services	SOFR + 5.75% (1.00% floor)	10.70%	5/15/2029	13,592	13,300	13,402	2.5%
PDDS Holdco, Inc. - Delayed Draw Term Loan (4)(9)	Software & Services	SOFR + 7.50% (0.75% floor)	12.25%	7/18/2028	2,500	2,483	2,427	0.4%
PDDS Holdco, Inc. - Term Loan (9)	Software & Services	SOFR + 7.50% (0.75% floor)	12.25%	7/18/2028	14,348	14,028	14,075	2.6%
PJW Ultimate Holdings, LLC - Delayed Draw Term Loan	Consumer Services	SOFR + 6.00% (1.00% floor)	10.95%	11/17/2026	4,098	4,054	4,078	0.7%
PJW Ultimate Holdings, LLC - Revolving Credit Line (4)	Consumer Services	SOFR + 6.00% (1.00% floor)	10.95%	11/17/2026	1,187	1,169	1,177	0.2%
PJW Ultimate Holdings, LLC - Term Loan	Consumer Services	SOFR + 6.00% (1.00% floor)	10.95%	11/17/2026	9,766	9,670	9,717	1.8%
Priority Holdings, LLC - Term Loan	Financial Services	SOFR + 4.75% (0.50% floor)	9.81%	5/16/2031	4,000	3,980	4,000	0.7%
Restaurant Holding Company, LLC - Delayed Draw Term Loan (4)	Consumer Services	SOFR + 6.25% (1.00% floor)	11.21%	2/25/2028	-	(15)	-	0.0%
Restaurant Holding Company, LLC - Term Loan	Consumer Services	SOFR + 6.25% (1.00% floor)	11.21%	2/25/2028	21,009	20,696	21,009	3.9%
Rushmore Intermediate II, LLC - Delayed Draw Term Loan	Health Care Equipment & Services	SOFR + 7.00% (1.00% floor)	11.75%	11/1/2027	1,262	1,246	1,248	0.2%
Rushmore Intermediate II, LLC - Delayed Draw Term Loan 2nd Amend	Health Care Equipment & Services	SOFR + 7.00% (1.00% floor)	11.75%	11/1/2027	1,169	1,139	1,156	0.2%

COMMONWEALTH CREDIT PARTNERS BDC I, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS (CONTINUED)

(amounts in thousands, except per share data)

September 30, 2024

(Unaudited)

Portfolio Company - Investment (3)(7)(13)	Industry	Spread Above Index	Interest Rate (5)(8)	Maturity Date	Principal / Shares(12)	Amortized Cost	Fair Value	Percentage of Net Assets (2)
Rushmore Intermediate II, LLC - Delayed Draw Term Loan 4th Amend	Health Care Equipment & Services	SOFR + 7.00% (1.00% floor)	11.75%	11/1/2027	489	479	484	0.1%
Rushmore Intermediate II, LLC - Revolving Credit Line (4)	Health Care Equipment & Services	SOFR + 7.00% (1.00% floor)	11.75%	11/1/2027	-	(14)	(15)	0.0%
Rushmore Intermediate II, LLC - Term Loan	Health Care Equipment & Services	SOFR + 7.00% (1.00% floor)	11.75%	11/1/2027	12,096	11,952	11,963	2.2%
Rushmore Intermediate II, LLC - Term Loan B	Health Care Equipment & Services	SOFR + 7.00% (1.00% floor)	11.75%	11/1/2027	1,125	1,103	1,113	0.2%
S4T Holdings Corp. - Delayed Draw Term Loan	Commercial & Professional Services	SOFR + 6.00% (1.00% floor)	10.96%	12/28/2026	7,634	7,543	7,634	1.4%
S4T Holdings Corp. - Term Loan	Commercial & Professional Services	SOFR + 6.00% (1.00% floor)	10.96%	12/28/2026	25,561	25,297	25,561	4.7%
Select Rehabilitation, LLC - Term Loan	Health Care Equipment & Services	SOFR + 8.50% (1.00% floor)	13.45%	10/19/2027	19,747	19,406	16,568	3.0%
Senior Support Holdings (Franchise) Acquisition, Inc. - Delayed Draw Term Loan (4)	Health Care Equipment & Services	SOFR + 5.25% (1.00% floor)	10.06%	3/20/2030	-	(17)	-	0.0%
Senior Support Holdings (Franchise) Acquisition, Inc. - Term Loan	Health Care Equipment & Services	SOFR + 5.25% (1.00% floor)	10.06%	3/20/2030	4,269	4,189	4,269	0.8%
Spartan CP, LLC - Delayed Draw Term Loan (4)	Consumer Services	SOFR + 5.75% (1.00% floor)	10.60%	6/28/2029	575	546	575	0.1%
Spartan CP, LLC - Revolving Credit Line (4)	Consumer Services	SOFR + 5.75% (1.00% floor)	10.60%	6/28/2029	401	392	401	0.1%
Spartan CP, LLC - Term Loan	Consumer Services	SOFR + 5.75% (1.00% floor)	10.60%	6/28/2029	5,503	5,396	5,503	1.0%
Total Fleet Buyer, LLC - Revolving Credit Line (4)	Commercial & Professional Services	SOFR + 4.50% (1.00% floor)	9.80%	7/15/2030	-	(23)	(17)	0.0%
Total Fleet Buyer, LLC - Term Loan	Commercial & Professional Services	SOFR + 4.50% (1.00% floor)	9.80%	7/15/2030	6,859	6,742	6,777	1.2%
VardimanBlack Holdings, LLC - Delayed Draw Term Loan (4)	Health Care Equipment & Services	SOFR + 2.00% PIK + 5.00%	12.30%	3/18/2027	1,967	1,891	2,203	0.4%
VardimanBlack Holdings, LLC - Term Loan	Health Care Equipment & Services	SOFR + 2.00% PIK + 5.00%	12.30%	3/18/2027	19,825	17,349	19,825	3.6%
Vecta Holdings, LLC - Delayed Draw Term Loan (4)	Commercial & Professional Services	SOFR + 6.50% (1.00% floor)	11.80%	12/30/2027	-	(16)	(317)	-0.1%
Vecta Holdings, LLC - Revolving Credit Line (4)	Commercial & Professional Services	SOFR + 6.50% (1.00% floor)	11.80%	12/30/2027	495	483	384	0.1%
Vecta Holdings, LLC - Term Loan	Commercial & Professional Services	SOFR + 6.50% (1.00% floor)	11.80%	12/30/2027	8,038	7,924	7,009	1.3%
West Creek Financial SPV- Debt Facility VI, LLC - Delayed Draw Term Loan (1)(4)	Financial Services	SOFR + 6.75% (1.00% floor)	11.74%	8/31/2027	866	840	849	0.2%
West Creek Financial SPV- Debt Facility VI, LLC - Revolving Credit Line (1)(4)	Financial Services	SOFR + 6.75% (1.00% floor)	11.71%	8/31/2027	770	748	756	0.1%
West Creek Financial SPV- Debt Facility VI, LLC - Term Loan (1)	Financial Services	SOFR + 6.75% (1.00% floor)	11.71%	8/31/2027	5,101	5,021	5,050	0.9%
Whitestone Home Furnishings, LLC - Term Loan	Consumer Durables & Apparel	SOFR + 6.50% (1.00% floor)	11.45%	8/20/2026	14,434	14,303	14,434	2.6%
Total First Lien Senior Secured					663,757	649,393	633,190	116.1%
Total Debt Investments					$663,757	$649,393	$633,190	116.1%

COMMONWEALTH CREDIT PARTNERS BDC I, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS (CONTINUED)

(amounts in thousands, except per share data)

September 30, 2024

(Unaudited)

Portfolio Company - Investment (3)(7)(13)	Industry	Spread Above Index	Interest Rate (5)(8)	Maturity Date	Principal / Shares(12)	Amortized Cost	Fair Value	Percentage of Net Assets (2)

Equity Investments (6)(14)
Preferred Equity
Atlas US Holdings, LP - Class X Preferred Units	Financial Services	15.00% PIK	15.00% PIK	NA	299,552	$300	$557	0.1%
Atlas US Holdings, LP - Class B-2 Units	Financial Services	NA	NA	NA	857,787	873	13	0.0%
EEP-EPS Fund I-A, LP - Series A-1 Preferred Units	Media & Entertainment	NA	NA	NA	887,237	887	755	0.1%
Sea-K Investors, LLC - Preferred Stock (9)(10)(11)	Consumer Durables & Apparel	15.00% PIK	15.00% PIK	NA	3,495	-	-	0.0%
VardimanBlack Holdings, LLC - Preferred Equity (9)(10)	Health Care Equipment & Services	6.00% PIK	6.00% PIK	NA	9,268,770	2,908	3,784	0.7%
Total Preferred Equity					11,316,841	$4,968	$5,109	0.9%

Common Equity
190 Octane Holdings, LLC - Series A-1 units (9)	Consumer Services	NA	NA	NA	223,551	$377	$87	0.0%
Cardiology Partners Co., L.P. - Class O2 Units	Health Care Equipment & Services	NA	NA	NA	142,509	143	127	0.0%
CTM Acquisition, LLC - Class A Units	Media & Entertainment	NA	NA	NA	664,865	665	173	0.0%
Firebirds Intermediate Holdings I, LLC - Class A Units	Consumer Services	NA	NA	NA	590,012	590	431	0.1%
Firebirds Intermediate Holdings I, LLC - Class B Units	Consumer Services	NA	NA	NA	590,012	-	-	0.0%
Kemper Sports Management Holdings, LLC Equity	Consumer Services	NA	NA	NA	610,763	611	850	0.2%
Oak Dental Partners Holding Company, LLC - Class C Units (9)	Health Care Equipment & Services	NA	NA	NA	45	344	373	0.1%
Rushmore Lender Co-Invest Blocker, LLC - Common Stock	Health Care Equipment & Services	NA	NA	NA	611,207	627	758	0.1%
SDB Partners Holdco, LLC - Class A (9)	Health Care Equipment & Services	NA	NA	NA	19,103,095	-	-	0.0%
Sea-K Investors, LLC - Common Stock (9)(11)	Consumer Durables & Apparel	NA	NA	NA	97	-	-	0.0%
Senior Support Holdings, LP - Class A-1 (9)	Health Care Equipment & Services	NA	NA	NA	409	409	434	0.1%
Senior Support Holdings, LP - Class B (9)	Health Care Equipment & Services	NA	NA	NA	409	-	46	0.0%
TVG OCM III (FT) Blocker, LLC - Class B Units	Media & Entertainment	NA	NA	NA	706	706	-	0.0%
Vistria ESS Holdings, LLC - Equity Units	Commercial & Professional Services	NA	NA	NA	326	326	749	0.1%
Total Common Equity					22,538,004	4,798	4,028	0.7%
Total Equity Investments						9,766	9,137	1.6%
Total Investments						$659,159	$642,327	117.7%

Cash and Cash Equivalents
First American Government Obligations Fund - X Class, 5.05%	Cash Equivalents	NA	NA	NA	4,545	$4,545	$4,545	0.8%
Other cash and cash equivalents	Cash Equivalents	NA	NA	NA	NA	137	137	0.0%

COMMONWEALTH CREDIT PARTNERS BDC I, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS (CONTINUED)

(amounts in thousands, except per share data)

September 30, 2024

(Unaudited)

Portfolio Company - Investment (3)(7)(13)	Industry	Spread Above Index	Interest Rate (5)(8)	Maturity Date	Principal / Shares(12)	Amortized Cost	Fair Value	Percentage of Net Assets (2)
Total Cash and Cash Equivalents						4,682	4,682	0.8%
Total Investments and Cash and Cash Equivalents						$663,841	$647,009	118.5%
Liabilities in Excess of Other Assets							$(101,902)	-18.5%
Net Assets							$545,107	100.0%

(1)
The Company deemed this asset to be a "non-qualifying asset" under Section 55(a) of the Investment Company Act of 1940, as amended (the "1940 Act"). Qualifying assets must represent at least 70.0% of the Company's total assets at the time of acquisition of any additional non-qualifying assets. As of September 30, 2024, 3.49% of the Company's total assets are represented by investments at fair value that are considered non-qualifying assets.
(2)
Percentages are based on net assets as of September 30, 2024.
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
(5)
The majority of the investments bear interest at a rate that may be determined by reference to Secured Overnight Financing Rate (“SOFR") and which reset monthly, quarterly, semiannually, or annually. For each, the Company has provided the spread over the reference rate and the current interest rate in effect at the reporting date. As of September 30, 2024, the reference rates for the Company's variable rate loans were the 1 month SOFR at 4.85%, the 3 month SOFR at 4.59%, and the 6 month SOFR at 4.25%. Certain investments are subject to an interest rate floor. For fixed rate loans, a spread above a reference rate is not applicable.
(6)
Equity and member interests are non-income-producing unless otherwise noted.
(7)
All investments domiciled in the United States unless otherwise noted.
(8)
Positions that have a SOFR reference rate, from time to time have an additional spread adjustment. This spread adjustment ranges from 0.00% - 0.25% depending on the contractual arrangement. These spread adjustments have been included in the all-in rate shown.
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

COMMONWEALTH CREDIT PARTNERS BDC I, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS (CONTINUED)

(amounts in thousands, except per share data)

September 30, 2024

(Unaudited)

(13)
The Company updated certain descriptions of its portfolio companies presented in the consolidated financial statements as of September 30, 2024 to align with the legal issuer name, where applicable. These updates had no impact on the Consolidated Statement of Assets and Liabilities as of September 30, 2024.
(14)
Security acquired in transaction exempt from registration under the Securities Act of 1933, and may be deemed to be “restricted security” under the Securities Act. As of September 30, 2024, the aggregate fair value of these securities is $9,137, or 1.6% of the Company’s net assets. The initial acquisition dates of the restricted securities are as follows:

Portfolio Company - Investment	Initial Acquisition Date
190 Octane Holdings, LLC - Series A-1 units	July 1, 2022
Atlas US Holdings, LP - Class B-2 Units	May 4, 2022
Atlas US Holdings, LP - Class X Preferred Units	May 17, 2023
Cardiology Partners Co., L.P. - Class O2 Units	January 31, 2023
CTM Acquisition, LLC - Class A Units	February 28, 2023
EEP-EPS Fund I-A, LP - Series A-1 Preferred Units	February 24, 2023
Firebirds Intermediate Holdings I, LLC - Class A Units	March 22, 2023
Firebirds Intermediate Holdings I, LLC - Class B Units	March 22, 2023
Kemper Sports Management Holdings, LLC Equity	January 12, 2023
Sea-K Investors, LLC - Common Stock	November 6, 2023
Sea-K Investors, LLC - Preferred Stock	November 6, 2023
Oak Dental Partners Holding Company, LLC - Class C Units	March 24, 2023
Rushmore Lender Co-Invest Blocker, LLC - Common Stock	November 1, 2021
Sea-K Investors, LLC - Class A Units	November 6, 2023
Senior Support Holdings, LP - Class A-1	March 20, 2024
Senior Support Holdings, LP - Class B	March 20, 2024
TVG OCM III (FT) Blocker, LLC - Class B Units	September 29, 2021
SDB Partners Holdco, LLC - Class A	March 29, 2024
VardimanBlack Holdings, LLC - Preferred Equity	March 29, 2024
Vistria ESS Holdings, LLC - Equity Units	December 27, 2021

COMMONWEALTH CREDIT PARTNERS BDC I, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS (CONTINUED)

(amounts in thousands, except per share data)

September 30, 2024

(Unaudited)

The following table shows the portfolio composition by industry grouping based on fair value at September 30, 2024:

Industry(1)	Investments and Cash and Cash Equivalents at Fair Value	Percentage of Total Portfolio
Consumer Services	$138,386	21.4%
Health Care Equipment & Services	118,826	18.4%
Financial Services	91,381	14.1%
Media & Entertainment	65,562	10.1%
Software & Services	61,750	9.6%
Commercial & Professional Services	47,780	7.4%
Capital Goods	42,023	6.5%
Consumer Durables & Apparel	24,320	3.8%
Technology Hardware & Equipment	16,335	2.5%
Consumer Staples Distribution & Retail	15,729	2.4%
Materials	7,696	1.2%
Insurance	6,414	1.0%
Cash and Cash Equivalents	4,682	0.7%
Transportation	3,983	0.6%
Telecommunication Services	2,142	0.3%
	$647,009	100.0%

(1) The company reclassified certain industry groupings of its portfolio companies presented in the consolidated financial statements as of September 30, 2024 to align with Global Industry Classification Standards (“GICS”), where applicable. These reclassifications had no impact on the Consolidated Statement of Assets and Liabilities as of September 30, 2024.

The accompanying notes are an integral part of these consolidated financial statements.

COMMONWEALTH CREDIT PARTNERS BDC I, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

(amounts in thousands, except per share data)

September 30, 2024

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

September 30, 2024

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

The Company reclassified certain industry groupings of its portfolio companies presented in the accompanying consolidated financial statements as of September 30, 2024 to align with the recently updated Global Industry Classification Standards (“GICS”), where applicable. These reclassifications had no impact on the Consolidated Statement of Assets and Liabilities as of September 30, 2024.

The Company updated certain descriptions of its portfolio companies presented in the consolidated financial statements as of September 30, 2024 to align with the legal issuer name, where applicable. These updates had no impact on the Consolidated Statement of Assets and Liabilities as of September 30, 2024.

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

Given that the Company's assets are currently treated as "plan assets" under the Employee Retirement Income Security Act of 1974, as amended (“ERISA”) and Section 4975 of the Code, one or more independent valuation firms (each a “Valuation Agent”) are engaged to independently value the Company’s investments, in consultation with the Investment Adviser. The Company’s quarterly valuation procedures, which are the procedures that are followed by such Valuation Agent to the extent the Company’s assets are treated as "plan assets" under ERISA and/or Section 4975 of the Code, are set forth in more detail below:

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

Investment Classification

The Company classifies its investments in accordance with the requirements of the 1940 Act. Under the 1940 Act, “Control” is defined as the power to exercise a controlling influence over the management or policies of a company, unless such power is solely the result of an official position with such company. In addition, in accordance with Section 2(a)(9) of the 1940 Act, any person who owns beneficially, either directly or through one or more controlled companies, more than 25% of the voting securities of a company shall be presumed to control such company. Any person who does not so own more than 25% of the voting securities of any company shall be presumed not to control such company. Any person who does not so own more than 25% of the voting securities of any company and/or does not have the power to exercise control over the management or policies of such portfolio company shall be presumed not to control such company. Consistent with the 1940 Act, “affiliated investments” are defined as those investments in companies in which the Company owns 5% or more of the voting securities. Consistent with the 1940 Act, “non-affiliated investments” are defined as investments that are neither control investments nor affiliated investments. As of September 30, 2024 and as of December 31, 2023, the Company did not “control” and was not an “affiliated person” of any of its portfolio companies, each as defined in the 1940 Act, except as noted as of September 30, 2024 and December 31, 2023 in the consolidated schedule of investments.

Cash and Cash Equivalents

Cash and cash equivalents include cash held in banks and short-term, liquid investments in a money market deposit account. Cash and cash equivalents are carried at cost which approximates fair value. The Company deposits at financial institutions for its cash and cash equivalents may exceed FDIC insured limits under applicable law.

The Company considers all highly liquid investments with a maturity of three months or less, when acquired, to be cash equivalents. As of September 30, 2024 and December 31, 2023, the Company held cash and cash equivalents in the form of money market fund shares held in First American Government Obligations Fund with a fair value of $4.5 million and $2.5 million, respectively, representing 0.83% and 0.68%, respectively, of the Company’s net assets. Cash equivalents in the form of money market fund shares are valued at their reported net asset value (generally $1 per share) on the measurement date and are categorized within Level 1 of the fair value hierarchy under ASC 820, as inputs in the valuation are observable.

Organizational Expenses and Offering Costs

Organizational expenses consist of costs incurred to establish the Company and enable it legally to do business. Organization costs are expensed as incurred. Offering costs consist of costs incurred in connection with the offering of Common Stock of the Company. Offering costs are capitalized as a deferred charge and amortized to expense on a straight-line basis over 12 months from the inception date. There were no organizational or offering costs for the three and nine months ended September 30, 2024 and 2023. As of September 30, 2024 and December 31, 2023, no offering costs were deferred.

The Company bears the organizational expenses and offering costs incurred in connection with the formation of the Company and the offering of shares of its Common Stock, including the out-of-pocket expenses of the Investment Adviser and its agents and affiliates. In addition, the Company reimburses the Investment Adviser for the organizational expenses and offering costs it incurs on the Company’s behalf. For the period from the Inception Date through September 30, 2024, the Company had incurred $0.48 million of organizational costs. If actual organizational expenses and offering costs incurred exceed $0.75 million, the Investment Adviser or its affiliate bear the excess costs.

Deferred Financing Costs

Financing costs incurred in connection with the Company’s credit facilities are capitalized and amortized into expense using the straight-line method, which approximates the effective yield method over the life of the respective facility. See Note 6—Borrowings.

Revenue Recognition

Interest Income

Interest income, adjusted for amortization of premium and accretion of discount, is recorded on an accrual basis. Discount and premium on investments purchased are accreted/amortized over the expected life of the respective investment using the effective yield method. Loan origination fees, original issue discount (“OID”) and market discounts or premiums are capitalized and amortized into interest income using the effective interest method. Upon prepayment of a loan or debt security, any prepayment premiums, unamortized upfront loan origination fees and unamortized discounts are recorded as interest income. The Company may have loans in its portfolio that contain a payment-in-kind (“PIK”) interest provision. PIK interest is accrued and recorded as income at the contractual rates, if deemed collectible. The PIK interest is added to the principal balance on the capitalization date and is generally due at maturity or when deemed by the issuer. For the three months ended September 30, 2024 and 2023, the Company recognized PIK interest from investments of $660 thousand and $99 thousand, respectively, which is included in Interest Income on the Consolidated Statements of Operations. For the nine months ended September 30, 2024 and 2023, the Company recognized PIK interest from investments of $728 thousand and $430 thousand, respectively, which is included in interest income on the Consolidated Statements of Operations.

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

Income Taxes

The Company has elected to be treated for federal income tax purposes, and intends to qualify annually thereafter, as a RIC under Subchapter M of the Code and intends to operate in a manner so as to qualify for the tax treatment applicable to RICs. Generally, a corporation can qualify as a RIC if it distributes dividends for federal income tax purposes to stockholders in an amount generally equal to at least 90% of “investment company taxable income,” as defined in the Code, and determined without regard to any deduction for dividends paid. Distributions declared prior to the filing of the previous year’s tax return and paid up to twelve months after the previous tax year can be carried back to the prior tax year in determining the distributions paid in such tax year. The Company intends to make sufficient distributions to maintain its ability to be subject to be taxed as a RIC each year. The Company will be subject to a 4.0% nondeductible federal excise tax on certain undistributed income unless the Company distributes, in a timely manner as required by the Code, an amount at least equal to the sum of (1) 98.0% of its respective net ordinary income earned for the calendar year and (2) 98.2% of its respective capital gain net income for the one-year period ending October 31 in the calendar year, plus any net ordinary income or capital gain net income not distributed in previous years.

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

Recent Accounting Standards Update

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280), which improves reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The amendments are effective for fiscal years beginning after December 15, 2023 and interim period within fiscal years beginning after December 15, 2024. The Company does not expect this guidance to materially impact its consolidated financial statements.

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

The following table presents fair value measurements of investments, by major class, as of September 30, 2024, according to the fair value hierarchy:

	Fair Value Measurements
	Level 1	Level 2	Level 3	Totals
First Lien Senior Secured	$—	$—	$633,190	$633,190
Equity	—	—	9,137	9,137
Cash and cash equivalents	4,682	—	—	4,682
Total	$4,682	$—	$642,327	$647,009

The following table presents fair value measurements of investments, by major class, as of December 31, 2023, according to the fair value hierarchy:

	Fair Value Measurements
	Level 1	Level 2	Level 3	Totals
First Lien Senior Secured	$—	$—	$612,403	$612,403
Equity	—	—	6,173	6,173
Total	$—	$—	$618,576	$618,576

The following table provides a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the nine months ended September 30, 2024:

	First Lien Senior Secured	Equity	Total
Balance as of December 31, 2023	$612,403	$6,173	$618,576
Purchases and other adjustments to cost	113,496	593	114,089
Sales and repayments	(79,002)	—	(79,002)
Transfers in (a)	16,555	2,908	19,463
Transfers out (a)	(19,463)	—	(19,463)
Net realized gain/(loss) on investments	(6,268)	—	(6,268)
Net change in unrealized gain/(loss) on investments	(6,980)	(537)	(7,517)
Net accretion of discount on investments	2,449	—	2,449
Balance as of September 30, 2024	$633,190	$9,137	$642,327
Net change in unrealized gain/loss for the period relating to those Level 3 assets that were still held by the Company at the end of the period:	$(10,165)	$(537)	$(10,702)

(a) During the nine months ended September 30, 2024, there was a transfer from senior secured debt to equity as a result of an investment restructuring, in which $9.3 million of senior secured debt was exchanged for equity with a fair market value of $2.9 million.

The following table provides a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the nine months ended September 30, 2023:

	First Lien Senior Secured	Equity	Total
Balance as of December 31, 2022	$352,041	$3,193	$355,234
Purchases and other adjustments to cost	244,660	3,353	248,013
Sales and repayments	(29,226)	-	(29,226)
Net realized gains	153	-	153
Net change in unrealized gain/(loss) on investments	(1,557)	(565)	(2,122)
Net accretion of discount on investments	1,474	-	1,474
Balance as of September 30, 2023	$567,545	$5,981	$573,526
Net change in unrealized gain/loss for the period relating to those Level 3 assets that were still held by the Company at the end of the period:	$(1,612)	$(565)	$(2,177)

Purchases represent the acquisition of new investments at cost. Sales and repayments represent principal payments received during the period. For the three and nine months ended September 30, 2024 and 2023, there were no transfers between levels of the fair value hierarchy.

Significant Unobservable Inputs

The following table summarizes the significant unobservable inputs used to value Level 3 investments as of September 30, 2024. The table is not intended to be all-inclusive, but instead identifies the significant unobservable inputs relevant to the determination of fair values.

				Selected Input Range
Asset Category	Fair Value	Primary Valuation Technique	Unobservable Inputs	Minimum		Maximum		Weighted Average (a)
First Lien Senior Secured	$592,577	Discounted Cash Flow	Discount Rate	7.5%		24.0%		10.9%
Equity	373	Discounted Cash Flow	Discount Rate	26.9%		26.9%		26.9%
First Lien Senior Secured	22,028	Market Comparables	EBITDA Multiple	11.0	x	12.0	x	11.5	x
Equity	8,003	Market Comparables	EBITDA Multiple	5.5	x	16.0	x	11.4	x
First Lien Senior Secured	18,588	Market Comparables	Revenue Multiple	0.5	x	2.3	x	1.1	x
Equity	758	Market Comparables	Revenue Multiple	0.5	x	3.4	x	3.3	x
Total	$642,327

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

There were no significant changes in valuation approach or technique as of September 30, 2024 and December 31, 2023.

Level 3 inputs to the valuation methodology are unobservable and significant to overall fair value measurement. The inputs into the determination of fair value require significant management judgment or estimation. Financial instruments that are included in this category include investments in privately held entities where the fair value is based on unobservable inputs.

The income and market approaches were used in the determination of fair value of certain Level 3 assets as of September 30, 2024 and December 31, 2023. The significant unobservable inputs used in the income approach are the discount rate or market yield used to discount the estimated future cash flows expected to be received from the underlying investment, which include both future principal and interest payments and any other end of term fees, as applicable. Included in the consideration and selection of discount rates are factors such as risk of default, interest rate risk, and changes in credit quality. The significant unobservable inputs used in the market approach are based on market comparable transactions and market multiples of publicly traded comparable companies. Increases or decreases in the valuation multiples in isolation may result in higher or lower fair value measurement, respectively, and increases or decreases in the discount rate in isolation may result in lower or higher fair value measurement, respectively.

As of September 30, 2024, the Company has two portfolio companies on a non-accrual status. Refer to Note 2 -Summary of Significant Accounting Policies—for additional details regarding the Company’s non-accrual policy. The following table shows the amortized cost and fair value of our performing and non-accrual investments as of the following periods:

	September 30, 2024		December 31, 2023
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Performing	$643,274	$634,520	$585,921	$584,075
Non-accrual	15,885	7,807	41,970	34,501
Total	$659,159	$642,327	$627,891	$618,576

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

Operating Advisory Group, LLC (“OAG”), is a consulting firm that exclusively provides management consulting services, substantially all of which are provided to portfolio companies of Comvest Partners’ affiliated funds investing in a control equity strategy. An affiliate of the Investment Adviser also engages OAG to provide assistance with certain discrete diligence and other matters in connection with the Company’s investing activities. For the three months ended September 30, 2024 and 2023, OAG charged $3 thousand and $0 thousand, respectively, for due diligence services which were paid by portfolio companies of the Company. In addition, for the nine months ended September 30, 2024 and 2023, OAG charged $11 thousand and $0 thousand, respectively, for due diligence services which were paid by the portfolio companies. In addition, for the three months ended September 30, 2024 and 2023, OAG charged the Company $0 thousand and $1 thousand, respectively, for diligence expense which were paid by the Company. For the nine months ended September 30, 2024 and 2023, OAG charged the Company $0.4 thousand and $1 thousand, respectively, for diligence expense which were paid by the Company. While neither the Company nor any of its affiliates or personnel own or share in any portion of the economics received by OAG, an affiliate of the Investment Adviser has been granted an option to acquire the shares of OAG’s parent company at a nominal value.

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

For the three and nine months ended September 30, 2024, the Company incurred $1.62 million and $4.74 million, respectively, in Management Fees under the Amended and Restated Investment Advisory Agreement. For the three and nine months ended September 30, 2023, the Company incurred $1.46 million and $3.88 million, respectively, in Management Fees under the Investment Advisory Agreement.

There were no management fee waivers for the three and nine months ended September 30, 2024 and 2023.

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

For the three and nine months ended September 30, 2024, the Company incurred $0.4 million and $1.2 million, respectively, in incentive fees under the Amended and Restated Investment Advisory Agreement. For the three and nine months ended September 30, 2023, the Company incurred $0.4 million and $1.8 million, respectively, in incentive fees under the Investment Advisory Agreement.

There were no incentive fee waivers for the three and nine months ended September 30, 2024. For the three and nine months ended September 30, 2023, the Investment Adviser has chosen to voluntarily waive $0 and $0.06 million, respectively, of incentive fees in accordance with the Investment Advisory Agreement. Any fees waived under the Investment Advisory Agreement are not subject to reimbursement to the Investment Adviser.

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

The Administrator has hired a third-party sub-administrator (the "Sub-Administrator") to assist with the provision of administration services. For the three months ended September 30, 2024 and 2023, the Company incurred $0.09 million and $0.08 million, respectively, in administrative service fees under the administration agreement, payable to the Sub-Administrator. For the nine months ended September 30, 2024 and 2023, the Company incurred $0.30 million and $0.22 million, respectively, in administrative service fees under the administration agreement, payable to the sub-administrator. Administration service fees are included in other general and administrative expenses on the Statements of Operations.

Co-Investment Relief

The 1940 Act generally prohibits BDCs from entering into negotiated co-investments with affiliates absent an order from the SEC. On August 2, 2021, the SEC granted the Company exemptive relief (the “Order”) that allows it to enter into certain negotiated co-investment transactions alongside other funds managed by the Adviser or its affiliates (“Affiliated Funds”) in a manner consistent with its investment objective, positions, policies, strategies, and restrictions as well as regulatory requirements and other pertinent factors, subject to compliance with the conditions of the Order. Pursuant to the Order, the Company is permitted to co-invest with its affiliates if, among other things, a “required majority” (as defined in Section 57(o) of the 1940 Act) of the Company’s Independent Directors make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the transactions, including the consideration to be paid, are reasonable and fair to the Company and the Company’s stockholders and do not involve overreaching in respect of the Company or the Company’s stockholders on the part of any person concerned, and (2) the transaction is consistent with the interests of the Company’s stockholders and is consistent with the Company’s investment objective and strategies. On August 29, 2024, the Company filed an application for an order which amends certain terms of the Order pursuant to Sections 17(d) and 57(i) of the 1940 Act and Rule 17d-1 thereunder, permitting certain joint transactions otherwise prohibited by Sections 17(d) and 57(a)(4) of the 1940 Act.

Note 5—Transactions with Affiliated Investments

An affiliated investment is an investment in which the Company has an ownership interest of 5% or more of its voting securities. A controlled affiliate investment is an investment which the Company has an ownership interest of more than 25% of its voting securities. Please see the Company's consolidated schedule of investments for the type of investment, principal amount/ shares, interest rate including the spread, and the maturity date. Transactions related to the Company's investments with affiliates for the nine months ended September 30, 2024 were as follows:

Portfolio Company	Type of Asset	Amount of interest included in income	Beginning Fair Value at December 31, 2023	Gross additions*	Gross reductions**	Realized Gain/(Loss)	Change in Unrealized Gain (Loss)	Fair Value at September 30, 2024
Affiliated investments:
Kent Water Sports Holdings, LLC - Delayed Draw Loan Last-Out	First Lien Senior Secured	$228	$8,176	$228	$—	$—	$(4,380)	$4,024
Kent Water Sports Holdings, LLC - Delayed Draw Loan First-Out	First Lien Senior Secured	256	3,662	1,702	—	—	498	$5,862
Sea-K Investors, LLC	Preferred Equity	—	—	—	—	—	—	—
Sea-K Investors, LLC	Common Equity	—	—	—	—	—	—	—
Total Affiliated Investments		$484	$11,838	$1,930	$—	$—	$(3,882)	$9,886

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

The Goldman Credit Facility is uncommitted and matures on the earlier of (i) the date on which either the Company or lender provide written notice of termination to the other party and (ii) the date that is 30 days prior to the last date on which the Company may issue capital drawdowns to its investors. Under the Goldman Credit Facility, the Company is permitted to borrow up to the lesser of $130 million and the Borrowing Base. The “Borrowing Base” is based upon the unfunded capital commitments of certain subscribed investors in the Company that have been approved by Goldman Sachs and meet certain criteria. The advance rate for such investors is currently 90%. The "Borrowing Base" was $130 million at September 30, 2024. The Goldman Credit Facility contains certain customary affirmative and negative covenants and events of default. The Goldman Credit Facility bears interest at a rate of Term SOFR + 2.82% per annum.

The weighted average annualized interest cost (excluding amortization of deferred financing costs and other fees) for all borrowings for the three months ended September 30, 2024 and 2023 was 8.11% and 8.14%, respectively. The weighted average annualized interest cost (excluding amortization of deferred financing costs and other fees) for all borrowings for the nine months ended September 30, 2024 and 2023 was 8.13% and 7.88%, respectively. The average daily debt outstanding for the three months ended September 30, 2024 and 2023 was $94.8 million and $75.8 million, respectively. The average daily debt outstanding for the nine months ended September 30, 2024 and 2023 was $91.7 million and $65.0 million, respectively. The maximum debt outstanding for the three months ended September 30, 2024 and 2023 was $105.5 million and $79.1 million, respectively. The maximum debt outstanding for the nine months ended September 30, 2024 and 2023 was $109.8 million and $101.5 million, respectively.

The following table represents borrowings as of September 30, 2024:

	Total Aggregate Borrowing Capacity	Total Principal Outstanding	Less Deferred Financing Costs	Amount per Statements of Assets and Liabilities
Goldman Credit Facility	$130,000	$105,500	$26	$105,474
Total	$130,000	$105,500	$26	$105,474

The following table represents borrowings as of December 31, 2023:

	Total Aggregate Borrowing Capacity	Total Principal Outstanding	Less Deferred Financing Costs	Amount per Statements of Assets and Liabilities
Goldman Credit Facility	$130,000	$100,800	$50	$100,750
Total	$130,000	$100,800	$50	$100,750

The following table represents interest and debt fees for the three months ended September 30, 2024:

	Interest Rate(2)	Interest Expense	Deferred Financing Costs (1)	Other Fees (1)
Goldman Credit Facility	SOFR + 2.82%	$1,965	$8	$32
Total		$1,965	$8	$32
(1)
Amortization of deferred financing costs and other fees are included in interest expense on the Consolidated Statements of Operations.
(2)
As of September 30, 2024, the 1-month SOFR rate was 4.85%.

The following table represents interest and debt fees for the nine months ended September 30, 2024:

	Interest Rate(2)	Interest Expense	Deferred Financing Costs (1)	Other Fees (1)
Goldman Credit Facility	SOFR + 2.82%	$5,673	$24	$87
Total		$5,673	$24	$87
(1)
Amortization of deferred financing costs and other fees are included in interest expense on the Consolidated Statements of Operations.
(2)
As of September 30, 2024, the 1-month SOFR rate was 4.85%.

The following table represents interest and debt fees for the three months ended September 30, 2023:

	Interest Rate(2)	Interest Expense	Deferred Financing Costs (1)	Other Fees (1)
Goldman Credit Facility	SOFR + 2.82%	$1,563	$8	$32
Total		$1,563	$8	$32
(1)
Amortization of deferred financing costs and other fees are included in interest expense on the Consolidated Statements of Operations.
(2)
As of September 30, 2023, the 1-month SOFR rate was 5.32%.

The following table represents interest and debt fees for the nine months ended September 30, 2023:

	Interest Rate(2)	Interest Expense	Deferred Financing Costs (1)	Other Fees (1)
Goldman Credit Facility	SOFR + 2.82%	$3,851	$24	$97
Total		$3,851	$24	$97
(1)
Amortization of deferred financing costs and other fees are included in interest expense on the Consolidated Statements of Operations.
(2)
As of September 30, 2023, the 1-month SOFR rate was 5.32%.

At September 30, 2024 and December 31, 2023, the carrying amount of the Company’s secured borrowings approximated their fair value in accordance with ASC 820. As of September 30, 2024 and December 31, 2023, the Company’s borrowings would be deemed to be Level 3, as defined in Note 3—Fair Value of Financial Instruments.

Note 7—Commitments and Contingencies

Commitments

In the ordinary course of business, the Company may enter into future funding commitments. As of September 30, 2024 and December 31, 2023, the Company had unfunded commitments on delayed draw term loans and revolving credit lines of $56.7 million and $58.4 million, respectively. The Company maintains sufficient cash on hand, unfunded Capital Commitments, and available borrowings from the Goldman Credit Facility to fund such unfunded commitments.

As of September 30, 2024, the Company’s unfunded commitments consisted of the following:

Portfolio Company Name	Investment Type	Commitment Type	Unfunded Commitments
190 Octane Financing, LLC	First Lien Senior Secured	Revolving Credit Line	$468
ACT Acquisition Intermediate Holdco, LLC	First Lien Senior Secured	Revolving Credit Line	619
Allbridge, LLC	First Lien Senior Secured	Delayed Draw Term Loan	201
Allbridge, LLC	First Lien Senior Secured	Revolving Credit Line	201
Atlas US Buyer, LLC	First Lien Senior Secured	Revolving Credit Line	766
Batteries Plus Holding Corporation	First Lien Senior Secured	Revolving Credit Line	2,158
Billhighway, LLC	First Lien Senior Secured	Delayed Draw Term Loan	431
Billhighway, LLC	First Lien Senior Secured	Revolving Credit Line	295
Restaurant Holding Company, LLC	First Lien Senior Secured	Delayed Draw Term Loan	2,136
Oak Dental Partners	First Lien Senior Secured	Delayed Draw Term Loan	2,066
Oak Dental Partners	First Lien Senior Secured	Revolving Credit Line	516
Cardiology Management Holdings, LLC	First Lien Senior Secured	Delayed Draw Term Loan	4,732
CAS Acquisition, LLC	First Lien Senior Secured	Revolving Credit Line	1,167
CheckedUp, Inc	First Lien Senior Secured	Delayed Draw Term Loan	509
CheckedUp, Inc	First Lien Senior Secured	Revolving Credit Line	1,414
Discovery SL Management, LLC	First Lien Senior Secured	Delayed Draw Term Loan	1,814
Discovery SL Management, LLC	First Lien Senior Secured	Revolving Credit Line	363
Drive Assurance Corporation	First Lien Senior Secured	Delayed Draw Term Loan	377
Engineered Films Acquisition Inc.	First Lien Senior Secured	Revolving Credit Line	2,413
EPS Operations, LLC	First Lien Senior Secured	Revolving Credit Line	1,774
Fiesta Holdings, LLC	First Lien Senior Secured	Revolving Credit Line	923
Firebirds Buyer, LLC	First Lien Senior Secured	Delayed Draw Term Loan	1,382
Firebirds Buyer, LLC	First Lien Senior Secured	Revolving Credit Line	587
Hasa Acquisition, LLC	First Lien Senior Secured	Delayed Draw Term Loan	1,616
Hasa Acquisition, LLC	First Lien Senior Secured	Revolving Credit Line	1,553
Hornblower Sub LLC	First Lien Senior Secured	Revolving Credit Line	626
Kemper Sports Management, LLC	First Lien Senior Secured	Revolving Credit Line	1,285
Kent Water Sports Holdings, LLC	First Lien Senior Secured	Delayed Draw Term Loan	161
MerchantWise Solutions, LLC	First Lien Senior Secured	Delayed Draw Term Loan	403
Military Retail Solutions, LLC	First Lien Senior Secured	Revolving Credit Line	795
Military Retail Solutions, LLC	First Lien Senior Secured	Delayed Draw Term Loan	1,835
Mollie Funding II, LLC	First Lien Senior Secured	Delayed Draw Term Loan	576
Mollie Funding II, LLC	First Lien Senior Secured	Revolving Credit Line	576
Narcote, LLC	First Lien Senior Secured	Revolving Credit Line	1,360
OAO Acquisitions, Inc.	First Lien Senior Secured	Delayed Draw Term Loan	1,080
OAO Acquisitions, Inc.	First Lien Senior Secured	Revolving Credit Line	659
OneCare Media, LLC	First Lien Senior Secured	Revolving Credit Line	2,056
Pansophic Learning US, LLC	First Lien Senior Secured	Delayed Draw Term Loan	566
Pansophic Learning US, LLC	First Lien Senior Secured	Revolving Credit Line	566
PDDS Holdco, Inc.	First Lien Senior Secured	Delayed Draw Term Loan	1,382
PJW Ultimate Holdings, LLC	First Lien Senior Secured	Revolving Credit Line	952
Rushmore Intermediate II, LLC	First Lien Senior Secured	Revolving Credit Line	1,344
Senior Support Holdings (Franchise) Acquisition, Inc.	First Lien Senior Secured	Delayed Draw Term Loan	1,839
Spartan CP, LLC	First Lien Senior Secured	Delayed Draw Term Loan	1,931
Spartan CP, LLC	First Lien Senior Secured	Revolving Credit Line	100
Total Fleet Buyer, LLC	First Lien Senior Secured	Revolving Credit Line	1,390
VardimanBlack Holdings, LLC	First Lien Senior Secured	Delayed Draw Term Loan	396
Vecta Holdings, LLC	First Lien Senior Secured	Revolving Credit Line	371
Vecta Holdings, LLC	First Lien Senior Secured	Delayed Draw Term Loan	2,473
West Creek Financial SPV - Debt Facility VI, LLC	First Lien Senior Secured	Delayed Draw Term Loan	866
West Creek Financial SPV - Debt Facility VI, LLC	First Lien Senior Secured	Revolving Credit Line	674
Total			$56,743

As of December 31, 2023, the Company’s unfunded commitments consisted of the following:

Portfolio Company Name	Investment Type	Commitment Type	Unfunded Commitments
190 Octane Financing	First Lien Senior Secured	Revolving Credit Line	$571
ACT Acquisition	First Lien Senior Secured	Delayed Draw Loan	1,703
ACT Acquisition	First Lien Senior Secured	Revolving Credit Line	774
Aurora Solutions LLC	First Lien Senior Secured	Revolving Credit Line	766
Batteries Plus Holding Corporation	First Lien Senior Secured	Revolving Credit Line	2,158
BKH	First Lien Senior Secured	Delayed Draw Loan	2,136
Cardiovascular Logistics	First Lien Senior Secured	Delayed Draw Loan	4,733
CreditAssociates, LLC	First Lien Senior Secured	Delayed Draw Loan	1,167
CheckedUp	First Lien Senior Secured	Delayed Draw Loan	1,753
CheckedUp	First Lien Senior Secured	Revolving Credit Line	264
Educators Publishing Service	First Lien Senior Secured	Revolving Credit Line	1,774
Fiesta Holdings	First Lien Senior Secured	Revolving Credit Line	923
Firebirds	First Lien Senior Secured	Delayed Draw Loan	1,382
Firebirds	First Lien Senior Secured	Revolving Credit Line	691
Hasa	First Lien Senior Secured	Delayed Draw Loan	1,616
Hasa	First Lien Senior Secured	Revolving Credit Line	1,367
Kemper Sports Management	First Lien Senior Secured	Delayed Draw Loan	983
Kemper Sports Management	First Lien Senior Secured	Revolving Credit Line	1,676
MerchantWise Solutions, LLC	First Lien Senior Secured	Delayed Draw Loan	403
MerchantWise Solutions, LLC	First Lien Senior Secured	Revolving Credit Line	1,311
Mollie Funding II LLC	First Lien Senior Secured	Delayed Draw Loan	576
Mollie Funding II LLC	First Lien Senior Secured	Revolving Credit Line	910
Narcote, LLC	First Lien Senior Secured	Revolving Credit Line	218
National Debt Relief	First Lien Senior Secured	Revolving Credit Line	2,189
Nuspire, LLC	First Lien Senior Secured	Revolving Credit Line	879
Oak Dental	First Lien Senior Secured	Delayed Draw Loan	7,334
Oak Dental	First Lien Senior Secured	Revolving Credit Line	516
OAO Acquisitions	First Lien Senior Secured	Delayed Draw Loan	1,317
OAO Acquisitions	First Lien Senior Secured	Revolving Credit Line	659
OneCare Media, LLC	First Lien Senior Secured	Revolving Credit Line	2,056
PJW Ultimate Holdings LLC	First Lien Senior Secured	Revolving Credit Line	1,647
Planet DDS	First Lien Senior Secured	Delayed Draw Loan	756
Raven Engineered Films, Inc.	First Lien Senior Secured	Revolving Credit Line	3,770
Rushmore Intermediate	First Lien Senior Secured	Delayed Draw Loan	175
Rushmore Intermediate	First Lien Senior Secured	Revolving Credit Line	1,344
Vecta Environmental Services	First Lien Senior Secured	Delayed Draw Loan	2,473
Vecta Environmental Services	First Lien Senior Secured	Revolving Credit Line	618
Venu+	First Lien Senior Secured	Revolving Credit Line	369
West Creek Financial SPV	First Lien Senior Secured	Delayed Draw Loan	1,203
Wilnat, Inc.	First Lien Senior Secured	Revolving Credit Line	1,235
Total			$58,395

The unrealized appreciation or depreciation associated with unfunded portfolio company commitments is recorded in the financial statements and reflected as an adjustment to the valuation of the related security in the Consolidated Schedule of Investments as of September 30, 2024 and December 31, 2023. The par amount of the unfunded portfolio company commitments is not recognized by the Company until the commitment is funded.

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

Note 8—Capital

Investor Commitments

As of September 30, 2024, the Company has $656.6 million in Capital Commitments, of which $186.6 million were unfunded. As of December 31, 2023 the Company had $656.6 million in Capital Commitments, of which $186.6 million were unfunded.

Capital Drawdowns

There were no shares issued related to capital drawdowns for the three and nine months ended September 30, 2024.

The following table summarizes the total shares issued and net proceeds (in thousands) through the DRIP for the three and nine months ended September 30, 2024:

Share Issue Date	Shares Issued	Net Proceeds
March 28, 2024	13,657	$13,139
June 28, 2024	15,796	15,150
September 28, 2024	2,722	2,596
Total Shares Issued	32,175	$30,885

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

As of September 30, 2024 and December 31, 2023, 5,801 and 5,479, respectively, of the Company’s common shares were owned by Comvest Group Holdings SPV II LLC, a wholly owned subsidiary of an affiliate of Comvest Partners.

Distributions and Dividends

Distributions declared for the three and nine months ended September 30, 2024 totaled approximately $17.3 million and $45.6 million, respectively. Distributions declared for the three and nine months ended September 30, 2023 totaled approximately $12.9 million and $35.5 million, respectively.

The following table reflects distributions declared, per share that have been declared by our Board for the three and nine months ended September 30, 2024:

Date Declared	Record Date	Payment Date	Per Share Amount
March 28, 2024	March 28, 2024	March 28, 2024	$24.00
June 27, 2024	June 27, 2024	June 28, 2024	$27.00
September 26, 2024	September 26, 2024	September 27, 2024	$30.00

The following table reflects distributions declared, per share that have been declared by our Board for the three and nine months ended September 30, 2023:

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

Note 9—Net Assets

The following table reflects the net assets activity for the three months ended September 30, 2024:

	Common stock - shares	Common stock - par	Additional paid in capital	Total distributable earnings (loss)	Total net assets
Balance as of June 30, 2024	576,892	$1	$564,643	$(14,602)	$550,042
Issuance of common stock, net of issuance costs	—	—	—	—	—
Reinvestment of distributions (1)	2,722	—	2,596	—	2,596
Distributions to stockholders	—	—	—	(17,306)	(17,306)
Net investment income (loss)	—	—	—	16,317	16,317
Net realized gain (loss) from investment transactions	—	—	—	—	—
Net change in unrealized gain (loss) on investments	—	—	—	(6,542)	(6,542)
Balance as of September 30, 2024	579,614	$1	$567,239	$(22,133)	$545,107
(1)
Less than $1 associated with common stock - par value.

The following table reflects the net assets activity for the nine months ended September 30, 2024:

	Common stock - shares	Common stock - par	Additional paid in capital	Total distributable earnings (loss)	Total net assets
Balance as of December 31, 2023	547,439	$1	$536,354	$(9,697)	$526,658
Issuance of common stock, net of issuance costs	—	—	—	—	—
Reinvestment of distributions (1)	32,175	—	30,885	—	30,885
Distributions to stockholders	—	—	—	(45,595)	(45,595)
Net investment income (loss)	—	—	—	46,944	46,944
Net realized gain (loss) from investment transactions	—	—	—	(6,268)	(6,268)
Net change in unrealized gain (loss) on investments	—	—	—	(7,517)	(7,517)
Balance as of September 30, 2024	579,614	$1	$567,239	$(22,133)	$545,107
(1)
Less than $1.

The following table reflects the net assets activity for the three months ended September 30, 2023:

	Common stock - shares	Common stock - par	Additional paid in capital	Total distributable earnings (loss)	Total net assets
Balance as of June 30, 2023	514,901	$1	$510,032	$(5,466)	$504,567
Issuance of common stock, net of issuance costs	—	—	—	—	—
Reinvestment of distributions (1)	13,136	—	12,873	—	12,873
Distributions to stockholders	—	—	—	(12,873)	(12,873)
Net investment income (loss)	—	—	—	15,265	15,265
Net realized gain (loss) from investment transactions	—	—	—	153	153
Net change in unrealized gain (loss) on investments	—	—	—	(2,641)	(2,641)
Balance as of September 30, 2023	528,037	$1	$522,905	$(5,562)	$517,344
(1)
Less than $1.

The following table reflects the net assets activity for the nine months ended September 30, 2023:

	Common stock - shares	Common stock - par	Additional paid in capital	Total distributable earnings (loss)	Total net assets
Balance as of December 31, 2022	373,705	$—	$372,367	$(7,859)	$364,508
Issuance of common stock, net of issuance costs	117,942	1	115,000	—	115,001
Reinvestment of distributions (1)	36,390	—	35,538	—	35,538
Distributions to stockholders	—	—	—	(35,538)	(35,538)
Net investment income (loss)	—	—	—	39,804	39,804
Net realized gain (loss) from investment transactions	—	—	—	153	153
Net change in unrealized gain (loss) on investments	—	—	—	(2,122)	(2,122)
Balance as of September 30, 2023	528,037	$1	$522,905	$(5,562)	$517,344
(1)
Less than $1.

Note 10—Earnings Per Share

Basic earnings per share is computed by dividing earnings available to common stockholders by the weighted average number of shares outstanding during the period. Other potentially dilutive shares, and the related impact to earnings, are considered when calculating earnings per share on a diluted basis. The following information sets forth the computation of the weighted average basic and diluted net change in net assets per share resulting from operations for the three and nine months ended September 30, 2024, as well as the three and nine months ended September 30, 2023.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Net increase (decrease) in net assets resulting from operations	$9,775	$12,777	$33,159	$37,835
Weighted average shares of common stock outstanding - basic and diluted	577,010	515,329	562,276	466,985
Earnings (loss) per share of common stock - basic and diluted	$16.94	$24.79	$58.97	$81.02

Note 11—Financial Highlights

The following is a schedule of financial highlights for the nine months ended September 30, 2024 and 2023:

	For the Nine Months Ended
	September 30, 2024	September 30, 2023
Per Common Share Operating Performance
Net Asset Value, Beginning of Period	$962.04	$975.39
Results of Operations: (1)
Net Investment Income (Loss)	83.49	85.24
Net Realized and Unrealized Gain (Loss) on Investments	(24.06)	(8.88)
Net Increase (Decrease) in Net Assets Resulting from Operations	59.43	76.36
Distributions to Common Stockholders
Distributions from Net Investment Income	(81.00)	(72.00)
Net Decrease in Net Assets Resulting from Distributions	(81.00)	(72.00)
Net Asset Value, End of Period	$940.47	$979.75
Shares Outstanding, End of Period	579,614	528,037
Total Return(3)	6.26%	8.04%
Net assets, end of period	$545,107	$517,344
Ratio/Supplemental Data
Weighted-average shares outstanding	562,276	466,985
Ratio of net investment income (loss) to average net assets without waiver(2)	11.61%	11.69%
Ratio of net investment income (loss) to average net assets with waiver(2)	11.61%	11.71%
Ratio of total expenses to average net assets without waiver(2)(5)	3.32%	3.21%
Ratio of total expenses to average net assets with waiver(2)(5)	3.32%	3.19%
Asset coverage ratio (6)	614%	867%
Portfolio turnover rate (4)	12.51%	5.95%

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
(6)
Asset coverage ratio is presented as of September 30, 2024 and 2023, respectively.

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

Overview

The Company is an externally managed, non-diversified, closed-end management investment company that has elected to be regulated as a BDC under the Investment Company Act of 1940, as amended (the “1940 Act”) and has elected to be treated for U.S. federal income tax purposes, and intends to qualify annually thereafter, as a RIC under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). The Company was formed on January 15, 2021 (“Inception Date”) as a Delaware corporation. The Company commenced investment operations on August 17, 2021.

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

Portfolio and Investment Activity

During the nine months ended September 30, 2024, we made $113.4 million of investments in new or existing portfolio companies and had $79.0 million in aggregate amount of sales and repayments, resulting in net investments of $34.4 million for the period. The total portfolio of debt investments at fair value consisted of 100% bearing variable interest rates and 0% bearing fixed interest rates.

Our portfolio composition, based on fair value at September 30, 2024 was as follows:

	Percentage of Total Portfolio	Weighted Average Current Yield for Total Portfolio
First Lien Senior Secured	97.9%	11.4%
Equity	1.4%	—
Cash and cash equivalents	0.7%	—
Total	100%	11.4%

Our portfolio composition, based on fair value at December 31, 2023 was as follows:

	Percentage of Total Portfolio	Weighted Average Current Yield for Total Portfolio
First Lien Senior Secured	99.0%	12.0%
Equity	1.0%	—
Total	100.0%	12.0%

The following table shows the asset mix of our new investment fundings for the nine months ended September 30, 2024:

	Asset Mix (In thousands)	Percentage
First Lien Senior Secured	$113,496	99.5%
Equity	593	0.5%
Total	$114,089	100.0%

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

1

Investments that are performing at or above expectations. No issues or foreseen issues on performance, covenants, liquidity, etc. The credit is expected to be repaid or prior to maturity through available cash flow or to be refinanced.

2

Investments that are performing substantially within our expectations, with the risks remaining neutral or favorable. All new loans are initially rated 2. The credit is expected to be repaid or prior to maturity through available cash flow or to be refinanced by a third party.

3	Investments that are performing below our expectations and that require closer monitoring, but where we expect no loss of investment return or principal.

4

Investments that are performing below our expectations and for which risk has increased since the original investment. Although the loan is underperforming, there is not a high likelihood of any loss of principal or interest but there may be a possibility for equity returns, one-time fees or capitalized interest (if applicable) to be implied.

5

Investments that are performing substantially below our expectations and whose risks have increased substantially since the original investment. Typically, the borrower will be in default, or the loan will have been modified to address a default or the loan may be past due.

6	Investments that are performing poorly; it is unlikely that the enterprise or asset values currently exceed the debt and/or material reduction in enterprise value is reasonably foreseen.

The Investment Adviser focuses on downside protection by leveraging existing rights available under the credit documents; however, for investments that are significantly underperforming, which may need to be restructured, the Investment Adviser’s workout team partners with the investment team and all material amendments, waivers and restructurings require the approval of a majority of the Investment Committee.

As of September 30, 2024, the weighted average risk rating of our investments based on fair value was 2.4. As of September 30, 2024, the Company had two portfolio companies on non-accrual status. Refer to Note 2—Summary of Significant Accounting Policies—for additional details regarding the Company’s non-accrual policy.

Internal Performance Rating	Investments at Fair Value (In thousands)	Percentage of Total Investments
6	$4,024	0.6%
5	3,784	0.6%
4	82,953	12.9%
3	128,169	20.0%
2	389,453	60.6%
1	33,944	5.3%
Total	$642,327	100.0%

As of December 31, 2023, the weighted average risk rating of our investments based on fair value was 2.4. As of December 31, 2023, the Company had two portfolio companies on non-accrual status. Refer to Note 2—Summary of Significant Accounting Policies—for additional details regarding the Company’s non-accrual policy.

Internal Performance Rating	Investments at Fair Value (In thousands)	Percentage of Total Investments
6	$11,838	1.9%
5	22,663	3.7
4	—	—
3	118,997	19.2
2	465,078	75.2
1	—	—
Total	$618,576	100.0%

The following table shows the amortized cost and fair value of our performing and non-accrual investments as of the following periods.

	September 30, 2024		December 31, 2023
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Performing	$643,274	$634,520	$585,921	$584,075
Non-accrual	15,885	7,807	41,970	34,501
Total	$659,159	$642,327	$627,891	$618,576

A summary of our non-accrual assets as of September 30, 2024 is provided below.

Kent Water Sports Holdings, LLC. During the quarter ended September 30, 2024, certain of our investments in Kent Water Sports Holdings, LLC, are on non-accrual status, as reflected in the Schedule of Investments. As a result, under GAAP, we will not recognize interest income on such investments in Kent Water Sports Holdings, LLC for financial reporting purposes. As of September 30, 2024, the cost of these non-accrual investments in Kent Water Sports Holdings, LLC was $12,977 and the fair value of such investments was $4,024.

VardimanBlack Holdings, LLC. During the quarter ended September 30, 2024, we placed certain of our investments in VardimanBlack Holdings, LLC, on non-accrual status, as reflected in the Schedule of Investments. As a result, under GAAP, we will not recognize interest income on such investments in VardimanBlack Holdings, LLC for financial reporting purposes. As of

September 30, 2024, the cost of these non-accrual investments in VardimanBlack Holdings, LLC was $2,908 and the fair value of such investments was $3,784.

The following tables show the weighted average rate, spread over the reference rate of floating rate and fees of debt investments originated and the weighted average rate of sales and payoffs of portfolio companies during the three months ended September 30, 2024.

Weighted average rate of new investment fundings	10.80%
Weighted average spread over Reference Rate of new floating rate investment fundings	5.66%
Weighted average OID fees of new investment funding	1.30%
Weighted average rate of sales and payoffs of portfolio investments	11.60%

The following tables show the weighted average rate and the spread over the reference rate of floating rate and fees of debt investments originated during the three months ended September 30, 2023.

Weighted average rate of new investment fundings	12.40%
Weighted average spread over Reference Rate of new floating rate investment fundings	7.00%
Weighted average fees of new investment funding	2.00%

The amount of the portfolio in each risk rating may vary substantially from period to period resulting primarily from changes in the composition of the portfolio as a result of new investment, restructuring, repayment and exit activities. In addition, changes in the risk ratings may be made to reflect our expectation of performance and changes in investment values.

RESULTS OF OPERATIONS

Our operating results for the three and nine months ended September 30, 2024 (dollars in thousands):

	For the Three Months Ended September 30, 2024	For the Nine Months Ended September 30, 2024
Total investment income	$20,950	$60,353
Less: Net expenses	4,633	13,409
Net investment income (loss)	16,317	46,944
Net realized gains (losses)	—	(6,268)
Net change in unrealized gains (losses)	(6,542)	(7,517)
Net increase (decrease) in net assets resulting from operations	$9,775	$33,159

Our operating results for the three and nine months ended September 30, 2023 were as follows (dollars in thousands):

	For the Three Months Ended September 30, 2023	For the Nine Months Ended September 30, 2023
Total investment income	$19,224	$50,699
Less: Net expenses	3,959	10,895
Net investment income (loss)	15,265	39,804
Net realized gains (losses)	153	153
Net change in unrealized gains (losses)	(2,641)	(2,122)
Net increase (decrease) in net assets resulting from operations	$12,777	$37,835

Investment Income

Investment income for the three and nine months ended September 30, 2024 was driven by our deployment of capital and interest income from our investments. The composition of our investment income for the three and nine months ended September 30, 2024 was as follows (dollars in thousands):

	For the Three Months Ended September 30, 2024	For the Nine Months Ended September 30, 2024
Investment income from non-controlled, non-affiliated investments:
Interest income	20,192	58,678
Fee income	382	1,191
Investment income from affiliated investments:
Interest income	376	484
Total investment income	$20,950	$60,353

The composition of our investment income for the three and nine months ended September 30, 2023 was as follows (dollars in thousands):

	For the Three Months Ended September 30, 2023	For the Nine Months Ended September 30, 2023
Interest income from investments	$18,877	$49,665
Fee income	347	1,034
Total investment income	$19,224	$50,699

Operating Expenses

The composition of our operating expenses for the three and nine months ended September 30, 2024 was as follows (dollars in thousands):

	For the Three Months Ended September 30, 2024	For the Nine Months Ended September 30, 2024
Incentive fees	$404	$1,185
Management fees, net	1,617	4,741
Interest expense	2,005	5,784
Professional fees	168	559
Directors' fees	21	62
Other general and administrative expenses	418	1,078
Net expenses	$4,633	$13,409

The composition of our operating expenses for the three and nine months ended September 30, 2023 was as follows (dollars in thousands):

	For the Three Months Ended September 30, 2023	For the Nine Months Ended September 30, 2023
Incentive fees	$362	$1,761
Management fees, net	1,460	3,881
Interest expense	1,603	3,972
Professional fees	149	473
Directors' fees	22	72
Other general and administrative expenses	363	799
Incentive fee waiver	—	(63)
Net expenses	$3,959	$10,895

Net Realized Gains (Losses) and Net Change in Unrealized Gains (Losses) on Investments

Net realized gains (losses) and net change in unrealized gains (losses) on investments for the three and nine months ended September 30, 2024 were as follows (dollars in thousands):

	For the Three Months Ended September 30, 2024	For the Nine Months Ended September 30, 2024
Net realized gains (losses)
Non-controlled, non-affiliated investments	$—	$(6,268)
Total net realized gains (losses)	—	(6,268)
Net change in unrealized gains (losses) on investments
Non-controlled, non-affiliated investments	(5,191)	(3,635)
Affiliated investments	(1,351)	(3,882)
Total net change in unrealized gains (losses) on investments	(6,542)	(7,517)
Net realized and unrealized gains (losses)	$(6,542)	$(13,785)

During the nine months ended September 30, 2024, there was a transfer from senior secured debt to equity as a result of an investment restructuring, in which $9.3 million of senior secured debt was exchanged for equity with a fair market value of $2.9 million, resulting in a realized loss of $6.4 million.

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

As of September 30, 2024, we are party to the Goldman Credit Facility, as described in more detail in Note 6—Borrowings.

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

Operating liquidity is our ability to meet our short-term liquidity needs. The following table presents our operating liquidity position as of September 30, 2024 and December 31, 2023:

	As of
	September 30, 2024	December 31, 2023
Cash and cash equivalents	$4,682	$8,887
Unfunded portfolio company commitments	(56,743)	(58,395)
Undrawn capital commitments	186,571	186,571
Total operational liquidity	$134,510	$137,063

Taxation as a RIC

We have elected to be treated, and intend to be qualified annually thereafter, as a RIC under Subchapter M of the Code. As a RIC, we generally will not be subject to corporate-level U.S. federal income taxes on any income that we distribute as dividends for U.S. federal income tax purposes to our stockholders. To maintain our qualification as a RIC, we must, among other things, meet certain source-of-income and asset diversification requirements. In addition, in order to maintain RIC tax treatment, we must distribute to our stockholders, for each tax year, an amount equal to at least 90% of our “investment company taxable income,” which is generally our net ordinary income plus the excess, if any, of realized net short-term capital gain over realized net long-term capital loss and determined without regard to any deduction for dividends paid.

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

Co-Investment Relief

The 1940 Act generally prohibits BDCs from entering into negotiated co-investments with affiliates absent an order from the SEC. On August 2, 2021, the SEC granted the Company exemptive relief (the “Order”) that allows it to enter into certain negotiated co-investment transactions alongside other funds managed by the Adviser or its affiliates (“Affiliated Funds”) in a manner consistent with its investment objective, positions, policies, strategies, and restrictions as well as regulatory requirements and other pertinent factors, subject to compliance with the conditions of the Order. On August 29, 2024, the Company filed an application for an order which amends certain terms of the Order pursuant to Sections 17(d) and 57(i) of the 1940 Act and Rule 17d-1 thereunder, permitting certain joint transactions otherwise prohibited by Sections 17(d) and 57(a)(4) of the 1940 Act.

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

Distributions and Dividends

Distributions declared for the three and nine months ended September 30, 2024 totaled approximately $17.31 million and $45.59 million, respectively.

The following table reflects cash distributions, including dividends and returns of capital, if any, per share that have been declared by our Board for the fiscal quarters ended September 30, 2024 and September 30, 2023, respectively:

Fiscal Year 2024	Date Declared	Record Date	Payment Date	Per Share Amount
First Quarter	March 28, 2024	March 28, 2024	March 28, 2024	$24.00
Second Quarter	June 27, 2024	June 27, 2024	June 28, 2024	$27.00
Third Quarter	September 26, 2024	September 26, 2024	September 27, 2024	$30.00

Fiscal Year 2023	Date Declared	Record Date	Payment Date	Per Share Amount
First Quarter	March 27, 2023	March 27, 2023	March 28, 2023	$22.80
Second Quarter	June 27, 2023	June 27, 2023	June 28, 2023	$24.20
Third Quarter	September 27, 2023	September 28, 2023	September 28, 2023	$25.00

We intend to pay quarterly distributions to our stockholders in amounts sufficient to qualify as and maintain our status as a RIC. We intend to distribute approximately all of our net investment income on a quarterly basis and substantially all of our taxable income on an annual basis, except that we may retain certain net capital gains for reinvestment.

Borrowings

We are only allowed to borrow money such that our asset coverage, which, as defined in the 1940 Act, measures the ratio of total assets less total liabilities not represented by senior securities to total borrowings, equals at least 150% after such borrowing, with certain limited exceptions. As a result, in addition to the foregoing 1940 Act restriction on leverage, we do not currently expect to borrow in excess of the lesser of 20% of our Aggregate Committed Capital and $130 million. We may in the future, though, determine to utilize a greater amount of leverage, including for investment purposes. As of September 30, 2024, we had $105,500 par value of outstanding borrowings and our asset coverage ratio of total assets to total borrowings was 614%, compliant with the minimum asset coverage level of 150% generally required for a BDC by the 1940 Act.

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

Contractual Obligations

The following table shows our payment obligations for repayment of debt and other contractual obligations as of September 30, 2024 (dollars in thousands):

	Total Aggregate Borrowing Capacity(1)	Total Principal Outstanding
Goldman Sachs Credit Facility	$130,000	$105,500
Total	$130,000	$105,500

(1)
As of September 30, 2024, we had $24.5 million in unused borrowing capacity under the Goldman Credit Facility, subject to borrowing base limits.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources.

Commitments

In the ordinary course of business, we may enter into future funding commitments. As of September 30, 2024, we had unfunded commitments on revolving credit lines and delayed draw loans of $56.7 million. We maintain sufficient financial resources to satisfy unfunded commitments, including cash on hand, undrawn capital commitments from our investors, and available borrowings to fund such unfunded commitments. Please refer to Note 7—Commitments and Contingencies in the notes to our consolidated financial statements for further detail of these unfunded commitments.

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

The income and market approaches were used in the determination of fair value of certain Level 3 assets as of September 30, 2024. The significant unobservable inputs used in the income approach are the discount rate or market yield used to discount the estimated future cash flows expected to be received from the underlying investment, which include both future principal and interest payments and any other end of term fees, as applicable. Included in the consideration and selection of discount rates are factors such as risk of default, interest rate risk, and changes in credit quality. The significant unobservable inputs used in the market approach are based on market comparable transactions and market multiples of publicly traded comparable companies.

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

A summary of our non-accrual assets as of September 30, 2024 is provided below.

Kent Water Sports Holdings, LLC. During the quarter ended September 30, 2024, we placed certain of our investments in Kent Water Sports Holdings, LLC, on non-accrual status, as reflected in the Schedule of Investments. As a result, under GAAP, we will not recognize interest income on such investments in Kent Water Sports Holdings, LLC for financial reporting purposes. As of September 30, 2024, the cost of these non-accrual investments in Kent Water Sports Holdings, LLC was $12,977 and the fair value of such investments was $4,024.

VardimanBlack Holdings, LLC. During the quarter ended September 30, 2024, we placed certain of our investments in VardimanBlack Holdings, LLC, on non-accrual status, as reflected in the Schedule of Investments. As a result, under GAAP, we will not recognize interest income on such investments in VardimanBlack Holdings, LLC for financial reporting purposes. As of September 30, 2024, the cost of these non-accrual investments in VardimanBlack Holdings, LLC was $2,908 and the fair value of such investments was $3,784.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to certain financial market risks, such as interest rate fluctuations. Because we fund a portion of our investments with borrowings, our net investment income is affected by the difference between the rate at which we invest and the rate at which we borrow. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income. A prolonged reduction in interest rates will reduce our gross investment income and could result in a decrease in our net investment income if such decreases in SOFR are not offset by a corresponding increase in the spread over SOFR that we earn on any portfolio investments, a decrease in our operating expenses, including with respect to our income incentive fee, or a decrease in the interest rate of our floating interest rate liabilities tied to SOFR. As of September 30, 2024, 100% of investments at fair value represent floating-rate investments with a reference rate floor and none of our debt investments at fair value represent fixed-rate investments. Additionally, our Goldman Credit Facility is also subject to floating interest rates and are currently paid based on floating SOFR rates.

The following table estimates the potential changes in net cash flow generated from interest income and expenses, should interest rates increase by 100, 200 or 300 basis points, or decrease by 100 or 200 basis points. Interest income is calculated as revenue from interest generated from our portfolio of investments held as of September 30, 2024. Interest expense is calculated based on the terms of our outstanding revolving credit facility and subscription line. For our Goldman Credit Facility, we use the outstanding balance as of September 30, 2024. Interest expense on this balance is calculated using the interest rate as of September 30, 2024, adjusted for the hypothetical changes in rates, as shown below.

Assuming that the interim and unaudited Consolidated Statements of Assets and Liabilities as of September 30, 2024 was to remain constant and that we took no actions to alter our interest rate sensitivity as of such date, the following table shows the annualized impact of hypothetical base rate changes in interest rates. Actual results could differ significantly from those estimated in the table.

Change in Interest Rates	Net Increase (Decrease) in Interest Income (in thousands)	Net Increase (Decrease) in Interest Expense (in thousands)	Net Increase (Decrease) in Net Investment Income (in thousands)
Down 100 basis points	$(6,638)	$(1,055)	$(5,583)
Down 200 basis points	(13,275)	(2,110)	(11,165)
Up 100 basis points	6,638	1,055	5,583
Up 200 basis points	13,275	2,110	11,165
Up 300 basis points	19,913	3,165	16,748

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “1934 Act”) we evaluated, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the 1934 Act) as of September 30, 2024. Based on the foregoing evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of September 30, 2024, our disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level that we would meet our disclosure obligations.

Changes in internal control over financial reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the 1934 Act) that occurred during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We, and our wholly-owned direct subsidiaries, the Investment Adviser and the Administrator are not currently subject to any material legal proceedings as of September 30, 2024. From time to time, we our wholly-owned direct subsidiaries, the Investment Adviser and the Administrator may be a party to certain legal proceedings incidental to the normal course of our business including the enforcement of our rights under contracts with our portfolio companies. While the outcome of these legal proceedings cannot be predicted with certainty, we do not expect that these proceedings will have a material effect upon our business, financial condition or results of operations.

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Item 1A. Risk Factors in our Annual Report on Form 10-K— for the fiscal year ended December 31, 2023, which could materially affect our business, financial condition and/or operating results. The risks described in our Annual Report on Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may materially affect our business, our structure, our financial condition, our investments and/or operating results. There have been no material changes during the three and nine months ended September 30, 2024 to the risk factors discussed in Item 1A.—Risk Factors in our Annual Report on Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Previously disclosed by the Company on its current reports on Form 8-K.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Rule 10b5-1 Trading Plans

During the fiscal quarter ended September 30, 2024, none of our directors or executive officers adopted or terminated any contract, instruction, or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Rule 10b5 1(c) or any “non-Rule 10b5-1 trading arrangement.”

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

Commonwealth Credit Partners BDC I, Inc.

Date: November 12, 2024	By:	/s/ Robert O’Sullivan
	Name: Title:	Robert O’Sullivan Chief Executive Officer

Date: November 12, 2024	By:	/s/ Cecilio M. Rodriguez
	Name: Title:	Cecilio M. Rodriguez Chief Financial Officer

w