Form 10-K
period 2024-12-31
Commonwealth Credit Partners BDC I, Inc.
filed 2025-03-12
CIK 1841514

F

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

As of June 30, 2024, there was currently no established public market for the registrant's shares of common stock. There were 582,249 issued and outstanding shares of the issuer’s common stock, $.001 par value per share, on March 12, 2025.

Documents Incorporated by Reference: None

Auditor Firm ID: 00042 Auditor Name: Ernst & Young LLP Auditor Location: Miami, Florida

Forward Looking Statements

Statements contained in this Annual Report on Form 10-K (the “Annual Report”) (including those relating to current and future market conditions and trends in respect thereof) that are not historical facts are based on current expectations, estimates, projections, opinions and/or beliefs of Commonwealth Credit Partners BDC I, Inc. (the “Company”). Such statements involve known and unknown risks, uncertainties and other factors and undue reliance should not be placed thereon. Certain information contained in this Annual Report constitutes “forward-looking statements,” which can be identified by the use of forward-looking terminology such as “may,” “will,” “should,” “seek,” “expect,” “anticipate,” “project,” “estimate,” “intend,” “continue,” “target,” or “believe” or the negatives thereof or other variations thereon or comparable terminology. Due to various risks and uncertainties, actual events or results or the actual performance of the Company may differ materially from those reflected or contemplated in such forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties, and other factors, some of which are beyond the Company’s control and are difficult to predict, that could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements including, without limitation, the risks, uncertainties and other factors the Company identifies in the section entitled “Item 1A. Risk Factors” and elsewhere in this Annual Report and in the Company’s filings with the Securities and Exchange Commission (“SEC”).

Although the Company believes that the assumptions on which these forward-looking statements are based are reasonable, some of those assumptions are based on the work of third parties and any of those assumptions could prove to be inaccurate; as a result, the forward-looking statements based on those assumptions also could prove to be inaccurate. In light of these and other uncertainties, the inclusion of a projection or forward-looking statement in this Annual Report should not be regarded as a representation by us that the Company’s plans and objectives will be achieved. These risks and uncertainties include those described or identified in the section entitled “Item 1A. Risk Factors” and elsewhere in this Annual Report. Investors should not place undue reliance on these forward-looking statements, which apply only as of the date of this Annual Report. The Company does not undertake any obligation to update or revise any forward-looking statements or any other information contained herein, except as required by applicable law. The safe harbor provisions of Section 21E of the Securities Exchange Act of 1934 (“Exchange Act”), which preclude civil liability for certain forward-looking statements, do not apply to the forward-looking statements in this Annual Report because the Company is an investment company.

Summary of Risk Factors

The following is a summary of the principal risks that you should carefully consider before investing in the Company. Further details regarding each risk in the below summary can be found below.

•
We have a limited operating history.
•
Global economic, political and market conditions, including downgrades of the U.S. credit rating, Russia’s invasion of Ukraine and the Israel-Hamas conflict, may adversely affect our business, results of operations and financial condition, including our revenue growth and profitability.
•
A renewed disruption in the capital markets and the credit markets could adversely affect our business.
•
There is uncertainty as to the value of our portfolio investments because most of our investments are, and may continue to be, in private companies and recorded at fair value. In addition, the fair values of our investments are determined by Commonwealth Credit Advisors LLC (the “Investment Adviser”), subject to oversight by our Board of Directors (“Board”), in accordance with our valuation policy.
•
Our ability to achieve our investment objective depends on key investment personnel of the Investment Adviser. If the Investment Adviser were to lose any of its key investment personnel, our ability to achieve our investment objective could be significantly harmed.
•
We do not expect to replicate the historical performance of other entities managed or supported by Comvest Credit Managers, LLC, Comvest Capital Advisors, LLC and Comvest Credit Advisors LLC (collectively, “Comvest Partners”).
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
•
We are exposed to risks associated with changes in interest rates.
•
We are subject to risks associated with artificial intelligence and machine learning technology.
•
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

Competition

We compete for investments with a number of BDCs and investment funds (including private equity and hedge funds), as well as traditional financial services companies such as commercial banks and other sources of funding. Many of our competitors are substantially larger and have considerably greater financial, technical and marketing resources than we do. We believe we are able to be competitive with these entities primarily on the basis of the experience and contacts of our management team, our responsive and efficient investment analysis and decision-making processes, the investment terms we offer, the model that we employ to perform our due diligence and our model of investing in companies and industries we know well.

We believe that some of our competitors may make investments with interest rates and returns that are comparable to or lower than the rates and returns that we target. Therefore, we do not seek to compete based primarily on the interest rates we may offer to potential portfolio companies. For additional information concerning the competitive risks we face, see Item 1A.—Risk Factors in this Annual Report.

Investment Objective and Strategy

Our investment objective is to generate current income and capital appreciation primarily by investing in middle-market companies with annual earnings generally between $10 million and $50 million before earnings, interest, taxes, depreciation and amortization (“EBITDA”). Targeted borrowers operate within a wide range of industries, although we focus on industries in which the Investment Adviser and its affiliates have experience and access to operating resources. Borrowers may be both sponsored (private-equity owned) businesses and non-sponsored businesses and are expected to be predominantly privately owned businesses.

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

Valuation of Portfolio Investments

At all times consistent with accounting principles generally accepted in the United States of America (“GAAP”), the 1940 Act and ERISA, if applicable, we will conduct a valuation of our assets, pursuant to which our net asset value is determined.

We value our assets on a quarterly basis, or more frequently if required under the 1940 Act. For purposes of the 1940 Act, the Company’s Board of Directors (“Board”) has designated the Investment Adviser as the Company’s “valuation designee” under Rule 2a-5 under the 1940 Act (the "Valuation Designee"). The Board provides oversight of the Investment Adviser’s fair value determinations of the Company’s portfolio investments on a quarterly basis in good faith, including investments that are not publicly traded and those whose market prices are not readily available. Security transactions are accounted for on a trade date basis. Because (i) Benefit Plan Investors hold 25% or more of our outstanding shares, and (ii) our shares are not listed on a national securities exchange, one or more independent valuation firms (each a “Valuation Agent”) are engaged to independently value our investments, in consultation with the Investment Adviser. Our quarterly valuation procedures, which are the procedures that are followed by such Valuation Agent, are set forth in more detail below:

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

As of December 31, 2024, 4.50% of our total assets were non-qualifying assets. As of December 31, 2023, 4.32% of our total assets were non-qualifying assets.

Limitations on Leverage

As a BDC, we are only allowed to borrow money such that our asset coverage, which, as defined in the 1940 Act, measures the ratio of total assets less total liabilities not represented by senior securities to total borrowings, equals at least 150% after such borrowing, with certain limited exceptions.

Managerial Assistance

A BDC must have been organized and have its principal place of business in the United States and must be operated for the purpose of making investments in the types of securities described in “Qualifying Assets” above. However, in order to count portfolio securities as “qualifying assets” for the purpose of the 70% test, the BDC must either control the issuer of the securities or must offer to make available to the issuer of the securities (other than small and solvent companies described above) significant managerial assistance; except that, where the BDC purchases such securities in conjunction with one or more other persons acting together one of the other persons in the group makes available such managerial assistance. Making available significant managerial assistance means, among other things, any arrangement whereby the BDC, through its directors, officers or employees, offers to provide, and, if accepted, does so provide, significant guidance and counsel concerning the management, operations or business objectives and policies of a portfolio company through monitoring of portfolio company operations, selective participation in board and management meetings, consulting with and advising a portfolio company’s officers or other organizational or financial guidance. As part of our ongoing relationship with portfolio companies, our investment team monitors the financial trends of each portfolio company and its respective industry to assess the appropriate course of action for each investment.

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

Code of Ethics

As a BDC, the Company and the Investment Adviser have adopted a code of ethics pursuant to Rule 17j-1 under the 1940 Act and Rule 204A-1 under the Advisers Act, respectively, that establishes procedures for personal investments and restricts certain personal securities transactions. Personnel subject to each code may invest in securities for their personal investment accounts, including securities that may be purchased or held by the Company, so long as such investments are made in accordance with the code’s requirements.

Anti-Takeover Measures

State corporate law as well as the Company’s Certificate of Incorporation and bylaws include provisions that could have the effect of limiting the ability of other entities or persons to acquire control of the Company by means of a tender offer, proxy contest or otherwise or to change the composition of the Company’s Board. These provisions are expected to discourage certain coercive takeover practices and inadequate takeover bids and to encourage persons seeking to acquire control of the Company to negotiate first with the Board. These measures, however, may delay, defer or prevent a transaction or a change in control that might otherwise be in the best interests of the Company’s Stockholders and could have the effect of depriving Stockholders of an opportunity to sell their Shares at a premium over prevailing market prices. Such attempts could have the effect of increasing the Company’s expenses and disrupting its normal operation. Unless or until the consummation of an initial public offering (“IPO”), the Company will continue its investment activities and operations as a privately held BDC whose shares are subject to transfer restrictions as further described in “Item 11. Description of Registrant’s Securities to be Registered—Transferability of Shares.” Accordingly, these anti-takeover measures will have limited practical effect until such time as the Company consummates an IPO.

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

The Investment Adviser has relief from registration with the U.S. Commodity Futures Trading Commission (“CFTC”) as a commodity pool operator (“CPO”) with respect to the Company, and the Investment Adviser is exempt from registration with the

CFTC as a commodity trading advisor (“CTA”) with respect to the Company and will therefore not be required to provide Stockholders with certified annual reports and other disclosure documents that satisfy the requirements of CFTC rules applicable to registered CPOs and CTAs.

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

Taxation as a Regulated Investment Company

We have elected to be treated and intend to comply with the requirements to qualify annually as a RIC under Subchapter M of the Code for each taxable year beginning with the year in which we became effective as a BDC. As a RIC, we generally will not pay corporate-level U.S. federal income taxes on any net ordinary income or capital gains that we timely distribute to our stockholders as dividends. Rather, dividends distributed by us generally are taxable to our stockholders, and any net operating losses, foreign tax credits and other tax attributes of ours generally do not pass through to our stockholders, subject to certain exceptions and special rules for certain items such as net capital gains and qualified dividend income recognized by us. Our taxable income includes the taxable income generated by us and certain of our subsidiaries, including CCP BDC California LLC, which are treated as disregarded entities for tax purposes.

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

A RIC is limited in its ability to deduct expenses in excess of its investment company taxable income. If our expenses in a given taxable year exceed our investment company taxable income, we would experience a net operating loss for that year. However, a RIC is not permitted to carry forward net operating losses to subsequent taxable years and such net operating losses do not pass through to its stockholders. In addition, deductible expenses can be used only to offset investment company taxable income, not net capital gains. A RIC may not use any net capital losses (that is, realized capital losses in excess of realized capital gains) to offset the RIC’s investment company taxable income, but may carry forward such losses, and use them to offset future capital gains, indefinitely. In the event that a RIC were to experience an ownership change as defined under the Code, the RIC’s capital loss carryforwards and other favorable tax attributes, if any, may be subject to limitation. Due to these limits on the deductibility of expenses and net capital losses, we may for federal income tax purposes have aggregate taxable income for several years that we are required to distribute and that is taxable to our stockholders even if such aggregate taxable income is greater than the aggregate net income we actually earned during those years.

For federal income tax purposes, we are generally permitted to carry forward a net capital loss in any taxable year to offset our own capital gains, if any. These amounts are available to be carried forward to offset future capital gains to the extent permitted by the Code and applicable tax regulations. Any such loss carryforwards will retain their character as short-term or long-term. In the event that we were to experience an ownership change as defined under the Code, our capital loss carryforwards and other favorable tax attributes, if any, may be subject to limitation.

Investments in debt securities that are rated below investment grade may present special tax issues for us. U.S. federal income tax rules are not entirely clear about issues such as when we may cease to accrue interest, original issue discount or market discount, when and to what extent deductions may be taken for bad debts or worthless instruments, how payments received on obligations in default should be allocated between principal and income and whether exchanges of debt obligations in a bankruptcy or workout context are taxable. These and other issues will be addressed by us, to the extent necessary, to distribute sufficient income to preserve our tax status as a RIC and minimize the extent to which we are subject to U.S. federal income tax.

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

In general, we will be treated as having acquired a security with market discount if its stated redemption price at maturity (or, in the case of a security issued with original issue discount, its revised issue price) exceeds our initial tax basis in the security by more than a statutory de minimis amount. We will be required to treat any principal payments on, or any gain derived from the disposition of, any securities acquired with market discount as ordinary income to the extent of the accrued market discount, unless we make an election to accrue market discount on a current basis. If this election is not made, all or a portion of any deduction for interest expense incurred to purchase or carry a market discount security may be deferred until we sell or otherwise dispose of such security.

We may be prevented by financial covenants contained in our debt financing agreements, if any, from making distributions to our stockholders. In addition, under the 1940 Act, we are generally not permitted to make distributions to our stockholders while our debt obligations and other senior securities are outstanding unless certain “asset coverage” tests are met. See “Item 1. Business—Regulation as a Business Development Company—Senior Securities”. Limits on distributions to our stockholders may prevent us from satisfying the Annual Distribution Requirement and, therefore, may jeopardize our qualification for taxation as a RIC or subject us to the 4.0% nondeductible U.S. federal excise tax.

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

If we utilize leverage through the issuance of preferred shares or borrowings, we may be restricted by certain covenants with respect to the declaration of, and payment of, distributions on Shares in certain circumstances. Limits on our payments of distributions on Shares may prevent us from meeting the Annual Distribution Requirement and the Excise Tax Avoidance Requirement, and may,

therefore, jeopardize our qualification for taxation as a RIC and possibly subject us to the 4% nondeductible U.S. federal excise tax. We endeavor to avoid restrictions on its ability to make distribution payments.

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

Gain or loss realized by us from warrants acquired by us as well as any loss attributable to the lapse of such warrants generally will be treated as capital gain or loss. Such gain or loss generally will be long-term or short-term, depending on how long we held a particular warrant.

Some of the income and fees that we may recognize, such as fees for providing managerial assistance, certain fees earned with respect to our investments, income recognized in a work-out or restructuring of a portfolio investment, or income recognized from an equity investment in an operating partnership, may not satisfy the 90% Income Test. In order to manage the risk that such income and fees might disqualify us as a RIC for a failure to satisfy 90% Income Test, we may be required to recognize such income and fees indirectly through one or more entities treated as corporations for U.S. federal income tax purposes. Such entities will be required to pay U.S. corporate income tax on their earnings, which ultimately will reduce our return on such income and fees.

A portfolio company in which we invest may face financial difficulties that require us to work-out, modify or otherwise restructure our investment in the portfolio company. Any such transaction could, depending upon the specific terms of the transaction, result in unusable capital losses and future non-cash income. Any such transaction could also result in us receiving assets that give rise to income that is not qualifying income for purposes of the 90% Income Test, and we may need to hold such assets in a taxable subsidiary and pay federal and state income tax on income related to such assets.

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

General

Persons who are fiduciaries with respect to a U.S. employee benefit plan or trust within the meaning of and subject to the provisions of ERISA (an “ERISA Plan”), an individual retirement account (“IRA”) or a Keogh plan subject solely to the provisions of Section 4975 of the Code (an “Individual Retirement Fund”) and entities which are deemed for purposes of ERISA to include the assets of ERISA Plans and Individual Retirement Funds (collectively with ERISA Plans and Individual Retirement Funds, “Plans”) should consider, among other things, the matters described below before determining whether to invest in us. References hereinafter made to ERISA include parallel references to the Code.

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

The Investment Adviser anticipates that the aggregate investment in us by Benefit Plan Investors may, from time to time (and as of December 31, 2024, does), equal or exceed 25% (or such greater percentage as may be specified in regulations promulgated by the DOL) of the value of any class of equity interests in us. In such circumstances, our assets would be treated as “plan assets” for purposes of ERISA. If investments in us by Benefit Plan Investors does not equal or exceed the 25% threshold as set forth above, neither we nor the Investment Adviser would be subject to the provisions of ERISA. As a general rule, during periods when our assets are treated as “plan assets” for purposes of ERISA, the Investment Adviser will be deemed a “fiduciary” (as defined in ERISA and the Code) with respect to each Plan investing in us. In addition, during periods when our assets are treated as “plan assets” for purposes of ERISA, the Investment Adviser will be subject to the general prudence and fiduciary responsibility provisions of ERISA with respect to each ERISA Plan and Individual Retirement Fund investing in us. Generally, the fiduciary provisions of ERISA require fiduciaries to act for the exclusive benefit of participants and beneficiaries of the ERISA Plan, to employ the care, skill, prudence and diligence that a prudent man acting in a like capacity and familiar with such matters would use in the conduct of an enterprise of a like character and with like aims, to diversify investments so as to minimize the risks of large losses, and to comply with the terms of the trust document and other documents governing the ERISA Plan. In such circumstances, an investment by an ERISA Plan in us would constitute the appointment, in accordance with the written instruments governing the underlying ERISA Plan, of the Investment Adviser as an “investment manager” as defined in Section 3(38) of ERISA, with respect to each such investing ERISA Plan. The acceptance of the subscription constitutes acknowledgment by the Investment Adviser of its status as a fiduciary with respect to such investing ERISA Plan during any such period.

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

As of December 31, 2024, we had aggregate Capital Commitments from investors of $656.6 million, of which $186.6 million was undrawn. As of December 31, 2023, we had aggregate Capital Commitments from investors of $656.6 million, of which $186.6 million was undrawn.

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

Investment Advisory Agreement

We entered into an investment advisory and management agreement with our Investment Adviser on June 29, 2021 (the "Original Investment Advisory Agreement").

On June 29, 2023, the Company entered into an amended and restated investment advisory and management agreement (the “Amended and Restated Investment Advisory Agreement” and together with the Original Investment Advisory Agreement, the “Investment Advisory Agreement”) with the Investment Adviser, following the approval of the Amended and Restated Investment Advisory Agreement by the Company’s stockholders by unanimous written consent on June 29, 2023. The terms of the Amended and Restated Investment Advisory Agreement became effective on July 1, 2023 and did not impact Management Fees paid in prior periods. Pursuant to the Investment Advisory Agreement, we are externally managed by our Investment Adviser and pay our Investment Adviser a fee for its services (except, that because our assets from time to time may be, and are presently, treated as “plan assets” for purposes of ERISA, we do not currently pay our Investment Adviser any fees related to services it may provide in its capacity as the Administrator, as opposed to any sub-administrator appointed by the Administrator as set forth below). The following summarizes our arrangements with the Investment Adviser pursuant to the Investment Advisory Agreement.

Pursuant to the Investment Advisory Agreement, the Investment Adviser:

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

The Investment Adviser’s services under the Investment Advisory Agreement are not exclusive, and the Investment Adviser (so long as its services to us are not impaired) and/or other entities affiliated with the Investment Adviser are permitted to furnish similar services to other entities. Under the Investment Advisory Agreement, the Investment Adviser will receive a fee for investment advisory and management services consisting of a base management fee. The cost of the base management fee payable to the Investment Adviser is borne by us and, as a result, is indirectly borne by our common Stockholders. Pursuant to its Resource Sharing Agreement with Comvest Partners, the Investment Adviser will have access to Comvest Partners’ team of experienced investment professionals.

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

Management Fees

We pay the Investment Advisor a fee for its services under the Investment Advisory Agreement consisting of an annual base management fee (the "Management Fee"). The cost of the management fee payable to the Investment Advisor is borne by us and, as a result, is indirectly borne by our stockholders. The Management Fee is payable quarterly in arrears.

Pursuant to the Investment Advisory Agreement, during the Investment Period, the Management Fee is calculated at an annual rate of 1.00% with respect to the Company's Adjusted Average Assets Invested (defined below) in respect of the relevant quarterly period.

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

The table set forth below shows the following quarterly fee percentages shall be payable with respect to the Company’s target Adjusted Average Assets Invested from the quarter ending September 30, 2021 through the end of the Investment Period:

Quarter Ending	Quarter	Target Adjusted Average Assets Invested ($ in millions) [1]	Quarterly Management Fee Percentage	Quarterly Dollar Amount ($ in millions) [2]
September 30, 2021	1	$80	1%	$0.20
December 31, 2021	2	$160	1%	$0.40
March 31, 2022	3	$240	1%	$0.60
June 30, 2022	4	$320	1%	$0.80
September 30, 2022	5	$400	1%	$1.00
December 31, 2022	6	$480	1%	$1.20
March 31, 2023	7	$560	1%	$1.40
June 30, 2023	8	$640	1%	$1.60
September 30, 2023	9	$650	1%	$1.625
December 31, 2023	10	$650	1%	$1.625
March 31, 2024	11	$726	1%	$1.82
June 30, 2024	12	$740	1%	$1.85
September 30, 2024	13	$751	1%	$1.88
December 31, 2024	14 and beyond [3]	$754	1%	$1.88

(1)
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
(3)
Effective after the quarter ended December 31, 2024, Target Adjusted Average Assets Invested will increase each quarter to include reinvested dividends from the DRIP.

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

“Total Return” means the sum of the Company’s net investment income with legal and other expenses incurred in connection with the Company’s formation and organization and the offering of its shares amortized ratably over a three-year period for the purposes of this calculation) in respect of the relevant Measurement Period and the Company’s realized and unrealized capital gains less realized and unrealized capital losses in respect of the relevant Measurement Period.

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

Staffing

We do not have any employees. Our day-to-day investment operations are managed by the Investment Adviser and the Administrator. See “Item 1. Business—Investment Advisory Agreement” and “Item 1. Business—The Administrator” in this Annual Report. Pursuant to its Resource Sharing Agreement with Comvest Credit Advisors LLC, the Investment Adviser has access to Comvest Partners’ team of experienced investment professionals. To the extent (i) Benefit Plan Investors hold less than 25% of our Shares or (ii) our Shares are listed on a national securities exchange, we will reimburse the Administrator for the allocable portion of overhead and other expenses incurred by it in performing its obligations to us under the Administration Agreement, including the compensation of our chief financial officer and their respective staffs.

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

RISKS RELATING TO OUR BUSINESS AND STRUCTURE

We have a limited operating history.

We have a limited operating history upon which an investor may evaluate the Company's performance. The prior investment performance described herein, as with all performance data, can provide no assurance of our future results. Moreover, we are subject to all of the business risks and uncertainties associated with any new fund, including the risk that we will not achieve our investment objective and that the value of our Shares could decline substantially.

Global economic, political and market conditions, including downgrades of the U.S. credit rating, Russia’s invasion of Ukraine and the Israel-Hamas conflict, may adversely affect our business, results of operations and financial condition, including our revenue growth and profitability.

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

Various social and political circumstances in the U.S. and around the world (including wars and other forms of conflict, terrorist acts, security operations and catastrophic events such as fires, floods, earthquakes, tornadoes, hurricanes and global health epidemics), may also contribute to increased market volatility and economic uncertainties or deterioration in the U.S. and worldwide. Such events, including rising trade tensions between the United States and China, other uncertainties regarding actual and potential shifts in U.S. and foreign, trade, economic and other policies with other countries, could adversely affect our business, financial condition or results of operations. These market and economic disruptions could negatively impact the operating results of our portfolio companies.

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

Additionally, the Israel-Hamas conflict, and resulting market volatility could also adversely affect the Company’s business, operating results and financial condition. The extent and duration or escalation of the war and resulting future market disruptions are impossible to predict but could be significant. Any disruptions resulting from the Israel-Hamas conflict and any future conflict resulting from actual or threatened responses to such actions could cause disruptions to portfolio companies located in the Middle East or that have substantial business relationships with companies in the affected region.

These events present material uncertainty and risk with respect to markets globally, which pose potential adverse risks to us and the performance of our investments and operations. Any such market disruptions could affect our portfolio companies’ operations and, as a result, could have a material adverse effect on our business, financial condition and results of operations. Sanctions and export control laws and regulations are complex, frequently changing, and increasing in number, and they may impose additional legal compliance costs or business risks associated with our operations.

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

We ((x) through an unaffiliated third-party firm, to the extent that our assets are treated as “plan assets” for purposes of ERISA, or (y) through our Investment Adviser and/or Administrator, to the extent that our assets are not treated as “plan assets” for purposes of ERISA) value our investments for which we do not have readily available market quotations quarterly, or more frequently as circumstances require, at fair value as determined in good faith by our Board in accordance with our valuation policy, which is at all times consistent with GAAP. See “Item 1. Business—Valuation of Portfolio Investments” for additional information on valuations in this Annual Report.

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

Our ability to achieve our investment objective depends on key investment personnel of Comvest Partners and the Investment Adviser. If Comvest Partners and the Investment Adviser were to lose any of their key investment personnel, our ability to achieve our investment objective could be significantly harmed.

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

Through the Resource Sharing Agreement, the Investment Adviser intends to capitalize on the significant deal origination, credit underwriting, due diligence, investment structuring, execution, portfolio management and monitoring experience of Comvest Partners’ investment professionals. There can be no assurance that Comvest Partners will perform its obligations under the Resource Sharing Agreement. The Resource Sharing Agreement may be terminated by either party on 60 days’ notice, which if terminated may have a material adverse consequence on the Company’s operations.

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

As of December 31, 2024, the Company had total senior securities of $111.1 million, consisting of borrowings under the Goldman Credit Facility, and had an asset coverage ratio of 587%. As of December 31, 2023, the Company had total senior securities of $100.8 million, consisting of borrowings under the Goldman Credit Facility, and had an asset coverage ratio of 619%.

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

We are subject to risks associated with artificial intelligence and machine learning technology.

Artificial intelligence, including machine learning and similar tools and technologies that collect, aggregate, analyze or generate data or other materials (collectively, “AI”), and its current and potential future applications including in the private investment and financial industries, as well as the legal and regulatory frameworks within which AI operates, continue to rapidly evolve.

Recent technological advances in AI pose risks to the Company, the Investment Adviser, and our portfolio investments. The Company and our portfolio investments could also be exposed to the risks of AI if third-party service providers or any counterparties, whether or not known to the Company, also use AI in their business activities. We and our portfolio companies may not be in a position to control the use of AI technology in third-party products or services.

Use of AI could include the input of confidential information in contravention of applicable policies, contractual or other obligations or restrictions, resulting in such confidential information becoming part accessible by other third-party AI applications and users. While the Investment Adviser does not currently use AI to make investment recommendations, the use of AI could also exacerbate or create new and unpredictable risks to our business, the Investment Adviser’s business, and the business of our portfolio companies, including by potentially significantly disrupting the markets in which we and our portfolio companies operate or subjecting us, our portfolio companies and the Investment Adviser to increased competition and regulation, which could materially and adversely affect business, financial condition or results of operations of us, our portfolio companies and the Investment Adviser. In addition, the use of AI by bad actors could heighten the sophistication and effectiveness of cyber and security attacks experienced by our portfolio companies and the Investment Adviser.

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

Because our assets from time to time may be, and are presently, treated as “plan assets” for purposes of ERISA, we will also be prohibited under ERISA from entering into transactions with our affiliates, although we may make co-investments with such entities if appropriate and to the extent permitted under the 1940 Act. See “Item 1. Business—ERISA Considerations” in this Annual Report.

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

While we may co-invest with investment entities managed by the Investment Adviser or its affiliates to the extent permitted by the 1940 Act and the rules and regulations thereunder and ERISA, if applicable, the 1940 Act imposes significant limits on co-investment. On August 2, 2021, the SEC granted the Company relief sought in an application for an exemptive order (the “Exemptive Order”), which permits us to co-invest in portfolio companies with certain funds or entities managed by the Investment Adviser or its affiliates in certain negotiated transactions where co-investing would otherwise be prohibited under the 1940 Act, subject to the conditions of the Exemptive Order. Pursuant to the Exemptive Order, we are permitted to co-invest with our affiliates if a “required majority” (as defined in Section 57(o) of the 1940 Act) of our Independent Directors make certain conclusions in connection with a co-investment transaction, including, but not limited to, that (1) the terms of the potential co-investment transaction, including the consideration to be paid, are reasonable and fair to us and our stockholders and does not involve overreaching in respect of us or our stockholders on the part of any person concerned, and (2) the potential co-investment transaction is consistent with the interests of our stockholders and is consistent with our then-current investment objectives and strategies. In addition, to the extent that our assets are treated as “plan assets” under ERISA, we will only co-invest in the same issuer with certain funds or entities managed by the Investment Adviser or its affiliates, so long as their and our respective investments are at the same level of such issuer’s capital structure and so long as such co-investment would not otherwise constitute a “prohibited transaction” under ERISA; provided, that in no event will we co-invest with any other fund or entity in contravention of the 1940 Act. On August 29, 2024, the Company filed an application for an order which amends certain terms of the Exemptive Order pursuant to Sections 17(d) and 57(i) of the 1940 Act and Rule 17d-1 thereunder, permitting certain joint transactions otherwise prohibited by Sections 17(d) and 57(a)(4) of the 1940 Act (the “Exemptive Application”). On February 3, 2025, the Company filed an amendment to the Exemptive Application.

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

We have entered into a royalty-free license agreement with Commonwealth Credit Advisors LLC under which Commonwealth Credit Advisors LLC has agreed to grant us a non-exclusive, royalty-free license to use the name Commonwealth Credit Advisors LLC. In addition, to the extent (i) Benefit Plan Investors hold less than 25% of our shares, or (ii) our shares are listed on a national securities exchange, we will reimburse the Administrator for the allocable portion of overhead and other expenses incurred by the Administrator in performing its obligations to us under the Administration Agreement, such as, but not limited to, the allocable portion of the cost of our chief financial officer, chief compliance officer and their respective staffs. This could create conflicts of interest that our Board must monitor.

The Investment Adviser’s liability is limited under the Investment Advisory Agreement, and we have agreed to indemnify the Investment Adviser against certain liabilities, which may lead the Investment Adviser to act in a riskier manner than it would when acting for its own account.

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

The Investment Adviser can resign upon 60 days’ notice, and a suitable replacement may not be found within that time, resulting in disruptions in our operations that could adversely affect our business, results of operations and financial condition.

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

If we fail to maintain our status as a BDC, our business and operating flexibility could be significantly reduced, and we may be subject to numerous restrictions on our activities, including restrictions on leverage and on the nature of our investments.

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

Our business model in the future may depend to an extent upon our referral relationships, and the inability of the investment professionals of the Investment Adviser to maintain or develop these relationships, or the failure of these relationships to generate investment opportunities, could adversely affect our business strategy.

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
•
The asset diversification requirement will be satisfied if we meet certain asset diversification requirements at the end of each quarter of our taxable year. To satisfy this requirement, at least 50.0% of the value of our assets must consist of cash, cash equivalents, U.S. government securities, securities of other RICs, and other such securities if such other securities of any one issuer do not represent more than 5.0% of the value of our assets nor more than 10.0% of the outstanding voting securities of the issuer; and no more than 25.0% of the value of our assets can be invested in the securities, other than U.S. government securities or securities of other RICs, of one issuer, of two or more issuers that are controlled, as determined under applicable Code rules, by us and that are engaged in the same or similar or related trades or businesses or of certain “qualified publicly traded partnerships”. Failure to meet these requirements may result in us having to dispose of certain investments quickly in order to prevent the loss of our RIC status. Because most of our investments are intended to be in private companies, and therefore may be relatively illiquid, any such dispositions could be made at disadvantageous prices and could result in substantial losses.

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

If we are not treated as a “publicly offered regulated investment company,” as defined in the Code, U.S. stockholders that are individuals, trusts or estates will be taxed as though they received a distribution of some of our expenses.

We do not expect to qualify to be treated as a “publicly offered regulated investment company” (within the meaning of Section 67 of the Code). Unless and until we are treated as a “publicly offered regulated investment company” as a result of either (i) our shares being held by at least 500 persons at all times during a taxable year, (ii) our shares being continuously offered pursuant to a public offering (within the meaning of section 4 of the Securities Act) or (iii) our shares being treated as regularly traded on an established securities market, for purposes of computing the taxable income of U.S. stockholders that are individuals, trusts or estates, (1) our earnings will be computed without taking into account such U.S. stockholders’ allocable shares of the management and incentive fees paid to the Investment Adviser and certain of our other expenses, (2) each such U.S. stockholder will be treated as having received or accrued a distribution from us in the amount of such U.S. stockholder’s allocable share of these fees and expenses for such taxable year, (3) each such U.S. stockholder will be treated as having paid or incurred such U.S. stockholder’s allocable share of these fees and expenses for the calendar year and (4) each such U.S. stockholder’s allocable share of these fees and expenses will be treated as miscellaneous itemized deductions by such U.S. stockholder. For taxable years beginning before January 1, 2026, miscellaneous itemized deductions generally are not deductible by a U.S. stockholder that is an individual, trust or estate. For taxable years beginning in 2026 or later, miscellaneous itemized deductions generally are deductible by a U.S. stockholder that is an individual, trust or estate only to the extent that the aggregate of such U.S. stockholder’s miscellaneous itemized deductions exceeds 2% of such U.S. stockholder’s adjusted gross income for U.S. federal income tax purposes, are not deductible for purposes of the alternative minimum tax and are subject to the overall limitation on itemized deductions under Section 68 of the Code.

Risks Arising from Potential Controlled Group Liability.

Under certain circumstances it could be possible for the Company, along with its affiliates, to obtain a controlling interest (i.e., 80% or more) in certain portfolio companies. This could occur, for example, in connection with a work out of the portfolio company’s debt obligations or a restructuring of the portfolio company’s capital structure. Based on federal court decisions, there is a risk that the Company (along with its affiliates) could be treated as engaged in a “trade or business” for purposes of ERISA’s controlled group rules. In such an event, the Company could be jointly and severally liable for a portfolio company’s liabilities with respect to the underfunding of any pension plans which such portfolio company sponsors or to which it contributes. If the portfolio company were not able to satisfy those liabilities, they could become the responsibility of the Company, causing it to incur potentially significant, unexpected liabilities for which reserves were not established.

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

Many of our portfolio companies may be susceptible to economic slowdowns or recessions, and may be unable to repay their debt investments during these periods. Therefore, our non-performing assets are likely to increase, and the value of our portfolio is likely to decrease during these periods. Adverse economic conditions also may decrease the value of collateral securing some of our debt investments and the value of our equity investments. Economic slowdowns or recessions could lead to financial losses in our portfolio and a decrease in revenues, net income and assets. Unfavorable economic conditions also could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. These events could prevent us from increasing investments and harm our operating results.

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

Environmental, Social, and Governance (“ESG”) Risk.

The Company faces increasing public scrutiny related to ESG activities. The Company risks damage to its brand and reputation if it fails to act responsibly with respect to environmental stewardship, corporate governance and transparency and considering ESG factors in its investment processes. Adverse incidents with respect to ESG activities could impact the value of the Company’s brand, the cost of its operations and relationships with shareholders, all of which could adversely affect the business and results of operations. Additionally, new regulatory initiatives related to ESG could adversely affect the Company’s business.

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

Our Shares are registered under the Exchange Act and therefore stockholders may be subject to certain filing requirements.

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

There is currently no public market for our common stock, and a market for our common stock may never develop. Our stockholders generally may not sell, assign or transfer their shares without prior written consent of the Investment Adviser, which the Investment Adviser may grant or withhold in its sole discretion.

Except in limited circumstances for legal or regulatory purposes, our stockholders are not entitled to redeem their Shares. Our stockholders must be prepared to bear the economic risk of an investment in our common stock for an indefinite period of time. While we may in the future undertake to list our securities on a national securities exchange, there can be no assurance that such a listing will be successfully completed. Furthermore, an exchange listing does not ensure that an actual market will develop for a listed security.

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

Cybersecurity Program Overview

The Investment Adviser has instituted a cybersecurity program designed to identify, assess, and manage cyber risks applicable to the Company. The cyber risk management program involves risk assessments, implementation of security measures, and ongoing monitoring of systems and networks, including networks on which the Company relies. The Investment Adviser, together with external consultants it engages, actively monitors the current threat landscape in an effort to identify material risks arising from new and evolving cybersecurity threats, including material risks faced by the Company.

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

Third-party information security service providers, subject to the Investment Adviser’s Technology Risk and Information Security Committee (the “Committee”) and Company CCO’s oversight, have been engaged to monitor and support the Investment Adviser and Company information security control environment and breach notification processes. The Investment Adviser’s Committee, subject to the Company CCO’s oversight, monitors developments in data privacy and security.

Board Oversight of Cybersecurity Risks

The Board provides strategic oversight on cybersecurity matters, including risks associated with cybersecurity threats. The Board receives periodic updates from the CCO, which incorporates updates provided by the Investment Adviser regarding the overall state of the Investment Adviser’s cybersecurity program, information on the current threat landscape, and risks from cybersecurity threats and cybersecurity incidents impacting the Investment Adviser’s operations, as well as the Company.

Management's Role in Cybersecurity Risk Management

The Company’s management, including the Company’s CCO and the Investment Adviser's Committee, are responsible for assessing and managing material risks from cybersecurity threats that impact the Company. The CCO of the Company oversees the Company’s oversight function generally and relies on the Investment Adviser’s Committee to assist with assessing and managing material risks from cybersecurity threats. The Committee is chaired by an outside cybersecurity and information technology expert, and its other members are the Investment Adviser's Chief Financial Officer, CCO, General Counsel, Chief Operating Officer, and Director of Information Technology. The CCO has been responsible for oversight of the Company’s overall SEC compliance program, since the Company’s inception and has worked in the financial services industry for more than 25 years, during which time the CCO has gained expertise in assessing and overseeing controls regarding risks applicable to the Company.

The Company’s Senior Management team, including the CCO, is regularly informed about and monitors the prevention, detection, mitigation, and remediation of cybersecurity incidents impacting the Company, and/or other comparable SEC regulated investment funds and their managers, including through the receipt of notifications from service providers and reliance on communications with operations, risk management, legal, information technology, and/or compliance personnel of the Investment Adviser.

Assessment of Cybersecurity Risk

The potential impact of risks from cybersecurity threats posed to the Company are assessed on an ongoing basis, and how such risks could materially affect the Company’s business strategy, operational results, and financial condition are regularly evaluated. During the reporting period, the Company has not identified any risks from cybersecurity threats, including as a result of previous cybersecurity incidents, that the Company believes have materially affected, or are reasonably likely to materially affect, the Company, including its business strategy, operational results, and financial condition.

Item 2. Properties

We maintain our principal executive office at 360 S Rosemary Avenue, Suite 1700, West Palm Beach, FL, 33401. We do not own any real estate. We believe that our present facilities are adequate to meet our current needs. If new or additional space is required, we believe that adequate facilities are available at competitive prices in the same area.

Item 3. Legal Proceedings

We, our wholly-owned direct subsidiaries, the Investment Adviser and the Administrator are not currently subject to any material legal proceedings as of December 31, 2024. From time to time, we, our wholly-owned direct subsidiaries, the Investment Adviser and the Administrator may be a party to certain legal proceedings incidental to the normal course of our business including the enforcement of our rights under contracts with our portfolio companies. While the outcome of these legal proceedings cannot be predicted with certainty, we do not expect that these proceedings will have a material effect upon our business, financial condition or results of operations.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our outstanding shares are offered and sold in transactions exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”) under Section 4(a)(2) and Regulation D. See “—Sales of Unregistered Securities” in this Annual Report for more information. There is currently no public market for the shares, and we do not expect one to develop.

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

Stockholders

As of March 12, 2025, there were 4 holders of record of our shares of common stock.

Valuation of Portfolio Investments

Please see “Part I—Item 1. Business—Valuation of Portfolio Investments” in this Annual Report for disclosure regarding valuation of portfolio investments.

Distributions; Dividend Reinvestment Plan

Subject to the requirements of Section 852(a) of Subchapter M of the Code and the terms of any indebtedness or preferred shares, distributions of proceeds will generally be made to the stockholders pro rata based on the number of shares held by each stockholder. We intend to distribute approximately all of our net investment income on a quarterly basis and substantially all of our taxable income on an annual basis, except that we may retain certain net capital gains for reinvestment.

We have adopted a dividend reinvestment plan (“DRIP”), pursuant to which we will reinvest all cash dividends declared by the Board on behalf of our stockholders who do not elect to receive their dividends in cash. As a result, if the Board authorizes, and we declare, a cash dividend or other distribution, then our stockholders who have not opted out of our DRIP will have their cash distributions automatically reinvested in additional shares, rather than receiving the cash dividend or other distribution. Stockholders who receive dividends and other distributions in the form of Shares generally are subject to the same U.S. federal tax consequences as investors who elect to receive their distributions in cash.

The following table summarizes the Company’s distributions declared and payable for the year ended December 31, 2024:

Fiscal Year 2024	Date Declared	Record Date	Payment Date	Per Share Amount
First Quarter	March 28, 2024	March 28, 2024	March 28, 2024	$24.00
Second Quarter	June 27, 2024	June 27, 2024	June 28, 2024	$27.00
Third Quarter	September 26, 2024	September 26, 2024	September 27, 2024	$30.00
Fourth Quarter	December 27, 2024	December 27, 2024	December 30, 2024	$28.50

The following table summarizes the Company’s distributions declared and payable for the year ended December 31, 2023:

Fiscal Year 2023	Date Declared	Record Date	Payment Date	Per Share Amount
First Quarter	March 27, 2023	March 27, 2023	March 28, 2023	$22.80
Second Quarter	June 27, 2023	June 27, 2023	June 28, 2023	$24.20
Third Quarter	September 27, 2023	September 28, 2023	September 28, 2023	$25.00
Fourth Quarter	December 27, 2023	December 28, 2023	December 28, 2023	$36.00

We have entered into subscription agreements with investors and may enter into additional subscription agreements in connection with the private offering, pursuant to which have issued and sold, and may continue to issue and sell, shares of our common stock under the exemptions provided by Section 4(a)(2) of the Securities Act and Rule 506 of Regulation D thereunder.

The following table sets forth the total Shares issued through the DRIP during the year ended December 31, 2024:

Share Issue Date	Shares Issued	Net Proceeds
March 28, 2024	13,657	$13,139
June 28, 2024	15,796	15,150
September 27, 2024	2,722	2,596
December 30, 2024	2,635	2,477
Total Shares Issued	34,810	$33,362

The following table sets forth the total Shares issued related to capital drawdowns during the year ended December 31, 2023:

Share Issue Date	Shares Issued	Net Proceeds
February 24, 2023	87,145	$85,000
June 21, 2023	30,797	30,000
Total Shares Issued	117,942	$115,000

The following table sets forth the total Shares issued through the DRIP during the year ended December 31, 2023:

Share Issue Date	Shares Issued	Net Proceeds
March 28, 2023	10,772	$10,507
June 28, 2023	12,482	12,158
September 28, 2023	13,136	12,873
December 28, 2023	19,402	19,010
Total Shares Issued	55,792	$54,548

Recent Sales of Unregistered Securities and Use of Proceeds

The Company did not make any sales of unregistered securities during the year ended December 31, 2024, that were not previously disclosed in a current report on Form 8-K.

Item 6. [Reserved]

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information in management’s discussion and analysis of financial condition and results of operations relates to Commonwealth Credit Partners BDC I, Inc. (collectively, “we”, “us”, “our”, or the “Company”).

Forward Looking Statements

The information contained in this section should be read in conjunction with the financial data and consolidated financial statements and notes thereto appearing elsewhere in this Annual Report on Form 10-K (“the Annual Report”). Some of the statements in this Annual Report (including in the following discussion) constitute forward-looking statements, which relate to future events or our future performance or our financial condition.

Forward-looking statements are identified by their use of such terms and phrases such as “anticipate”, “believe”, “continue”, “could”, “estimate”, “expect”, “intend”, “may”, “plan”, “potential”, “project”, “seek”, “should”, “target”, “will”, “would” or similar expressions. Actual results could differ materially from those projected in the forward-looking statements for any reason, including the factors set forth in Part I—Item 1A.—Risk Factors contained in this Annual Report. We have based the forward-looking statements included in this Annual Report on information available to us on the date of this Annual Report. We assume no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. Although we undertake no obligation to revise or update any forward-looking statements, you are advised to consult any additional disclosures that we may make directly to you or through reports that we have filed or in the future may file with the U.S. Securities and Exchange Commission (the “SEC”), including annual reports on Form 10-K, registration statements on Form 10, quarterly reports on Form 10-Q and current reports on Form 8-K.

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

The Company is managed by the Investment Adviser, a Delaware limited liability company and an affiliate of Comvest Capital Advisors LLC and Comvest Credit Advisors LLC (collectively, “Comvest Partners”). The Investment Adviser is registered with the SEC as an investment adviser under the Investment Advisers Act of 1940, as amended (“Advisers Act”). The Investment Adviser oversees the management of the Company’s activities and is responsible for making investment decisions with respect to the Company’s portfolio.

The Company’s investment objective is to generate both current income and capital appreciation by investing in middle-market companies in a wide range of industries primarily structured as senior credit facilities, and to a lesser extent, junior credit facilities. The Company also may purchase interests in loans through secondary market transactions.

Portfolio and Investment Activity

During the year ended December 31, 2024, we made $135.7 million of investments in new portfolio companies and had $99.2 million in aggregate amount of sales, restructurings, and repayments, resulting in net investments of $36.5 million for the period. The total portfolio of debt investments at fair value consisted of 100% bearing variable interest rates and 0% bearing fixed interest rates.

During the year ended December 31, 2023, we made $305.4 million of investments in new portfolio companies and had $38.7 million in aggregate amount of sales and repayments, resulting in net investments of $266.7 million for the period. The total portfolio of debt investments at fair value consisted of 100% bearing variable interest rates and 0% bearing fixed interest rates.

Our portfolio composition, based on fair value at December 31, 2024 was as follows:

	Percentage of Total Portfolio	Weighted Average Current Yield for Total Portfolio
First Lien Senior Secured	97.9%	10.8%
Equity	1.3	—
Cash and cash equivalents	0.8	—
Total	100.0%	10.8%

Our portfolio composition, based on fair value at December 31, 2023 was as follows:

	Percentage of Total Portfolio	Weighted Average Current Yield for Total Portfolio
First Lien Senior Secured	99.0%	12.0%
Equity	1.0	—
Total	100.0%	12.0%

The following table shows our portfolio and investment activity for the years ended December 31, 2024 and 2023:

	Year ended December 31,
(in millions)	2024	2023
New investments	$135.7	$305.4
Non-cash investment income	1.9	—
Debt repayments in existing portfolio companies	(99.2)	(31.0)
Sales/restructurings of securities in portfolio companies	—	(7.7)
Change in unrealized gain on portfolio companies	13.2	8.7
Change in unrealized loss on portfolio companies	(22.7)	(10.6)

As of December 31, 2024, the Company’s top five industry concentrations were Consumer Services, Health Care Equipment & Services, Financial Services, Media & Entertainment, and Software & Services. On December 31, 2024, our portfolio consisted of 63 portfolio companies and was invested 98.7% in first lien loans and 1.3% in equities. The fair value of our investments was approximately $644.2 million on December 31, 2024.

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

The following summarizes our portfolio company investments and the industries in which we were invested as of December 31, 2024, calculated as a percentage of fair value as of December 31, 2024:

Portfolio Company(1)	Fair Value	Percentage of Total Investments at Fair Value
190 Octane Financing, LLC	$12,730	2.0%
190 Octane Holdings, LLC	43	0.0%
Abea Acquisition, Inc.	12,103	1.9%
AccessOne Medcard, Inc.	11,470	1.8%
ACT Acquisition Intermediate Holdco, LLC	8,024	1.2%
AIDC IntermediateCo 2, LLC	28,150	4.3%
Allbridge, LLC	2,158	0.3%
Atlas US Buyer, LLC	12,793	2.0%
Atlas US Holdings, LP	436	0.1%
Batteries Plus Holding Corporation	16,294	2.5%
BHP Management Holdings, LLC	20,396	3.1%
Billhighway, LLC	3,763	0.6%
Cardiology Management Holdings, LLC	12,212	1.9%
Cardiology Partners Co., L.P.	124	0.0%
CAS Acquisition, LLC	21,108	3.2%
CheckedUp, Inc	12,255	1.9%
CTM Acquisition, LLC	40	0.0%
CTM Group, Inc.	18,219	2.8%
Discovery SL Management, LLC	2,995	0.5%
Drive Assurance Corporation	6,414	1.0%
EEP-EPS Fund I-A, LP - Series A-1 Preferred Units	621	0.1%
Engineered Films Acquisition Inc.	20,515	3.2%
EPS Operations, LLC	17,173	2.6%
Fiesta Holdings, LLC	7,740	1.2%
Firebirds Buyer, LLC	23,613	3.6%
Firebirds Intermediate Holdings I, LLC	508	0.1%
Hasa Acquisition, LLC	15,193	2.2%
Hornblower Sub LLC	4,286	0.7%
Kemper Sports Management Holdings, LLC Equity	1,521	0.2%
Kemper Sports Management, LLC	23,137	3.6%
Kent Water Sports Holdings, LLC	9,586	1.5%
MerchantWise Solutions, LLC	12,141	1.9%
Military Retail Solutions, LLC	15,736	2.4%
Mollie Funding II, LLC	8,689	1.3%
Narcote, LLC	7,656	1.2%
National Debt Relief, LLC	26,078	4.0%
Oak Dental Partners	16,726	2.6%
Oak Dental Partners Holding Company, LLC	401	0.1%
OAO Acquisitions, Inc.	7,590	1.2%
OmniMax International, LLC	2,658	0.4%
OneCare Media, LLC	8,534	1.3%
OpCo Borrower, LLC	2,150	0.3%
Pansophic Learning US, LLC	15,621	2.4%
PDDS Holdco, Inc.	16,864	2.6%
PJW Ultimate Holdings, LLC	14,839	2.3%
Priority Holdings, LLC	3,990	0.6%
Restaurant Holding Company, LLC	20,871	3.2%
Rushmore Intermediate II, LLC	15,966	2.5%
Rushmore Lender Co-Invest Blocker, LLC	831	0.1%
S4T Holdings Corp.	33,111	5.1%

Portfolio Company(1)	Fair Value	Percentage of Total Investments at Fair Value
SDB Partners Holdco, LLC	—	0.0%
Sea-K Investors, LLC	—	0.0%
Select Rehabilitation, LLC	15,225	2.3%
Senior Support Holdings (Franchise) Acquisition, Inc.	4,258	0.7%
Senior Support Holdings, LP	515	0.1%
Spartan CP, LLC	6,833	1.1%
Total Fleet Buyer, LLC	6,859	1.1%
TVG OCM III (FT) Blocker, LLC	—	0.0%
VardimanBlack Holdings, LLC	24,970	3.8%
Vecta Holdings, LLC	7,374	1.1%
Vistria ESS Holdings, LLC	750	0.1%
West Creek Financial SPV- Debt Facility VI, LLC	6,969	1.1%
Whitestone Home Furnishings, LLC	14,386	2.2%
Cash and Cash Equivalents	5,334	0.8%
Total	$649,545	100.0%

(1)
The Company updated certain descriptions of its portfolio companies presented in the consolidated financial statements as of December 31, 2024 to align with the legal issuer name, where applicable. These updates had no impact on the Consolidated Statements of Assets and Liabilities as of December 31, 2024.

Industry(1)	Investments and Cash and Cash Equivalents at Fair Value	Percentage of Total Portfolio
Consumer Services	$142,554	21.9%
Health Care Equipment & Services	113,774	17.5%
Financial Services	91,533	14.1%
Media & Entertainment	64,866	10.0%
Software & Services	60,918	9.4%
Capital Goods	52,815	8.1%
Commercial & Professional Services	41,235	6.4%
Consumer Durables & Apparel	23,972	3.7%
Technology Hardware & Equipment	16,294	2.5%
Consumer Staples Distribution & Retail	15,736	2.4%
Materials	7,656	1.2%
Insurance	6,414	1.0%
Cash and Cash Equivalents	5,334	0.8%
Transportation	4,286	0.7%
Telecommunication Services	2,158	0.3%
	$649,545	100.0%

(1)
The Company reclassified certain industry groupings of its portfolio companies presented in the consolidated financial statements as of December 31, 2024 to align with Global Industry Classification Standards (“GICS”), where applicable. These reclassifications had no impact on the Consolidated Statements of Assets and Liabilities as of December 31, 2024.

The following summarizes our portfolio company investments and the industries in which we were invested as of December 31, 2023, calculated as a percentage of fair value as of December 31, 2023:

Portfolio Company	Fair Value	Percentage of Total Investments at Fair Value
190 Octane Financing	$14,002	2.26%
Abea Acquisition, Inc.	12,488	2.02%
AccessOne Medcard, Inc.	11,016	1.78%
ACT Entertainment	6,376	1.03%
Aurora Solutions LLC	13,818	2.23%
Batteries Plus Holding Corporation	16,404	2.65%
BKH	21,496	3.48%
Bradford Health Services	20,603	3.33%
Cardiovascular Logistics	12,307	1.99%
CheckedUp	11,996	1.94%
CreditAssociates, LLC	21,951	3.55%
Educators Publishing Service	18,619	3.01%
Fiesta Holdings	9,480	1.53%
Firebirds	23,534	3.81%
Hasa	14,498	2.34%
Kemper Sports Management	23,871	3.86%
Kent Water Sports Holdings, LLC	11,838	1.91%
MerchantWise Solutions, LLC	14,423	2.33%
Mollie Funding II LLC	11,865	1.92%
Narcote, LLC	8,478	1.37%
National Debt Relief	23,734	3.84%
Nuspire, LLC	6,672	1.08%
Oak Dental	17,103	2.76%
OAO Acquisitions	6,197	1.00%
OneCare Media, LLC	15,479	2.50%
Peak Technologies	28,152	4.56%
PJW Ultimate Holdings LLC	14,083	2.28%
Planet DDS	15,461	2.50%
Raven Engineered Films, Inc.	20,059	3.24%
Rushmore Intermediate	15,670	2.53%
S4T Holdings Corp.	34,048	5.50%
Select Rehabilitation	19,043	3.08%
The Smilist Management, Inc.	17,998	2.91%
VardimanBlack Holdings LLC	22,663	3.67%
Vecta Environmental Services	6,791	1.10%
VENU+	19,860	3.21%
WestCreek Financial	6,917	1.12%
Whitestone Home Furnishings, LLC	14,342	2.32%
Wilnat, Inc.	15,241	2.46%
Total	$618,576	100.00%

Industry	Investments at Fair Value	Percentage of Total Portfolio
Consumer Services	$161,594	26.1%
Diversified Financials	78,285	12.7
Health Care Providers & Services	69,951	11.3
Health Care Equipment & Services	55,436	9.0
Commercial & Professional Services	40,839	6.6
Technology Hardware & Equipment	40,148	6.5
Capital Goods	35,936	5.8
Media	34,098	5.5
Industrials	28,537	4.6
Health Care Technology	26,477	4.3
Consumer Durables & Apparel	26,180	4.2
Software & Services	21,095	3.4
	$618,576	100%

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

As of December 31, 2024, the weighted average risk rating of our investments based on fair value was 2.5. As of December 31, 2024, the Company had four portfolio companies on non-accrual status. Refer to Note 2—Summary of Significant Accounting Policies—for additional details regarding the Company’s non-accrual policy.

Internal Performance Rating	Investments at Fair Value (In thousands)	Percentage of Total Investments
1	$33,861	5.2%
2	395,234	61.4%
3	128,729	20.0%
4	56,829	8.8%
5	26,228	4.1%
6	3,330	0.5%
Total	$644,211	100.0%

As of December 31, 2023, the weighted average risk rating of our investments based on fair value was 2.4. As of December 31, 2023, the Company had two portfolio companies on non-accrual status. Refer to Note 2—Summary of Significant Accounting Policies—for additional details regarding the Company’s non-accrual policy.

Internal Performance Rating	Investments at Fair Value (In thousands)	Percentage of Total Investments
1	$—	—%
2	465,078	75.2
3	118,997	19.2
4	—	—
5	22,663	3.7
6	11,838	1.9
Total	$618,576	100.0%

The following table shows the amortized cost and fair value of our performing and non-accrual investments as of the following periods.

	December 31, 2024		December 31, 2023
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Performing	$614,567	$614,653	$585,921	$584,075
Non-accrual	48,502	29,558	41,970	34,501
Total	$663,069	$644,211	$627,891	$618,576

During the year ended December 31, 2024, certain of our investments were on non-accrual status, as reflected in the Schedule of Investments. A summary of our non-accrual assets as of December 31, 2024, is provided below. Under GAAP, we will not recognize cash and PIK interest income on such investments for financial reporting purposes.

		December 31, 2024		December 31, 2023
Portfolio Company	Date of Non-Accrual Status	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Kent Water Sports Holdings, LLC(1)	10/1/2023	$12,713	$3,330	$16,243	$11,838
OneCare Media, LLC	10/1/2024	14,157	8,534	—	—
Select Rehabilitation, LLC	10/1/2024	18,724	15,225	—	—
VardimanBlack Holdings, LLC(1)	10/1/2023	2,908	2,469	25,727	22,663
Total		$48,502	$29,558	$41,970	$34,501

(1)
Only certain positions are on non-accrual status.

The following table shows the weighted average rate, spread over the reference rate of floating rate and fees of debt investments originated and the weighted average rate of sales and payoffs of portfolio companies during the year ended December 31, 2024.

Weighted average rate of new investment fundings	10.33%
Weighted average spread over Reference Rate of new floating rate investment fundings	5.46%
Weighted average OID fees of new investment funding	1.24%
Weighted average rate of sales and payoffs of portfolio investments	11.84%

The following table shows the weighted average rate, spread over the reference rate of floating rate and fees of debt investments originated and the weighted average rate of sales and payoffs of portfolio companies during the year ended December 31, 2023.

Weighted average rate of new investment fundings	11.99%
Weighted average spread over Reference Rate of new floating rate investment fundings	6.52%
Weighted average fees of new investment funding	2.25%

The amount of the portfolio in each risk rating may vary substantially from period to period resulting primarily from changes in the composition of the portfolio as a result of new investment, restructuring, repayment and exit activities. In addition, changes in the risk ratings may be made to reflect our expectation of performance and changes in investment values.

RESULTS OF OPERATIONS

Our operating results for the years ended December 31, 2024, 2023 and 2022 were as follows (dollars in thousands):

	For the Year Ended December 31,
	2024	2023	2022
Total investment income	$79,676	$68,090	$24,407
Less: Net expenses	18,008	15,051	7,013
Net investment income (loss)	61,668	53,039	17,394
Net realized gains (losses)	(6,262)	(4,054)	50
Net change in unrealized gains (losses)	(9,543)	(1,836)	(8,030)
Net increase (decrease) in net assets resulting from operations	$45,863	$47,149	$9,414

Investment Income

Investment income for the years ended December 31, 2024, 2023 and 2022, were driven by deployment of capital, interest income from our investments, and an increasing invested balance. The composition of our investment income for the years ended December 31, 2024, 2023 and 2022 were as follows (dollars in thousands):

	For the Year Ended December 31,
	2024	2023	2022
Investment income from non-controlled, non-affiliated investments:
Interest income	77,431	66,865	24,068
Fee income	1,493	1,225	339
Investment income from affiliated investments:
Interest income	752	—	—
Total investment income	$79,676	$68,090	$24,407

Operating Expenses

The composition of our operating expenses for the year ended December 31, 2024 was as follows (dollars in thousands):

For the Year Ended December 31, 2024
Incentive fees	$1,591
Management fees, net	6,364
Interest expense	7,730
Professional fees	817
Directors' fees	84
Other general and administrative expenses	1,422
Net expenses	$18,008

The composition of our operating expenses for the year ended December 31, 2023 was as follows (dollars in thousands):

For the Year Ended December 31, 2023
Incentive fees	$2,141
Management fees, net	5,410
Interest expense	5,731
Professional fees	562
Directors' fees	94
Other general and administrative expenses	1,176
Incentive fee waiver	(63)
Net expenses	$15,051

The composition of our operating expenses for the year ended December 31, 2022 was as follows (dollars in thousands):

For the Year Ended December 31, 2022
Management fees, net	$2,716
Interest expense	2,862
Professional fees	489
Directors' fees	103
Amortization of offering costs	90
Other general and administrative expenses	873
Management fee waiver	(120)
Net expenses	$7,013

Net Realized Gains (Losses) and Net Change in Unrealized Gains (Losses) on Investments

Net realized gains (losses) and net change in unrealized gains (losses) on investments for the year ended December 31, 2024 were as follows (dollars in thousands):

For the Year Ended December 31, 2024
Net realized gains (losses)
Non-controlled, non-affiliated investments	$(6,262)
Total net realized gains (losses)	(6,262)
Net change in unrealized gains (losses) on investments
Non-controlled, non-affiliated investments	(5,199)
Affiliated investments	(4,344)
Total net change in unrealized gains (losses) on investments	(9,543)
Net realized and unrealized gains (losses)	$(15,805)

During year ended December 31, 2024, as a result of an investment restructuring, $9.3 million of senior secured debt was exchanged for equity with a fair market value of $2.9 million, resulting in a realized loss of $6.4 million.

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

As of December 31, 2024, we are party to the Goldman Credit Facility, as described in Note 6—Borrowings.

Our primary uses of cash are to originate (1) investments in portfolio companies and other investments to comply with certain portfolio diversification requirements, (2) to fund the cost of operations (including expenses, the Management Fee and, to the extent permitted under the 1940 Act, any indemnification obligations), (3) debt service of any borrowings and (4) cash distributions to the Stockholders.

Operating liquidity is our ability to meet our short-term liquidity needs. The following table presents our operating liquidity position as of December 31, 2024:

Cash and cash equivalents	$5,334
Unfunded portfolio company commitments	(48,707)
Undrawn capital commitments	186,571
Outstanding principal on credit facility	(111,100)
Total operational liquidity	$32,098

The following table presents our operating liquidity position as of December 31, 2023:

Cash and cash equivalents	$8,887
Unfunded portfolio company commitments	(58,395)
Undrawn capital commitments	186,571
Total operational liquidity	$137,063

Taxation as a RIC

We have elected to be treated, and intend to qualify annually thereafter, as a RIC under Subchapter M of the Code. As a RIC, we generally will not be subject to corporate-level U.S. federal income taxes on any income that we distribute as dividends for U.S. federal income tax purposes to our stockholders. To maintain our qualification as a RIC, we must, among other things, meet certain source-of-income and asset diversification requirements. In addition, in order to maintain RIC tax treatment, we must distribute to our stockholders, for each tax year, an amount equal to at least 90% of our “investment company taxable income,” which is generally our net ordinary income plus the excess, if any, of realized net short-term capital gain over realized net long-term capital loss and determined without regard to any deduction for dividends paid.

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

Related Party Transactions and Agreements

Investment Advisory Agreement

We entered into an investment advisory and management agreement with our Investment Adviser on June 29, 2021 (the "Original Investment Advisory Agreement"). On June 29, 2023, the Company entered into an amended and restated investment advisory and management agreement (the “Amended and Restated Investment Advisory Agreement” and together with the Original Investment Advisory Agreement, the “Investment Advisory Agreement”) with the Investment Adviser, following the approval of the Amended and Restated Investment Advisory Agreement by the Company’s stockholders by unanimous written consent on June 29, 2023. The terms of the Amended and Restated Investment Advisory Agreement became effective on July 1, 2023, and did not impact Management Fees paid in prior periods.

The Board, including a majority of the directors that are not “interested persons” as defined in Section 2(a)(19) of the 1940 Act, most recently approved the renewal of the Investment Advisory Agreement on May 10, 2024. Such approvals were made in accordance with, and on the basis of an evaluation satisfactory to the Board as required by, Section 15(c) of the 1940 Act and applicable rules and regulations thereunder, including a consideration of, among other factors, (i) the nature, quality and extent of the advisory and other services to be provided under the agreement, (ii) the investment performance of the personnel who manage investment portfolios with objectives similar to the Company’s, (iii) comparative data with respect to advisory fees or similar expenses paid by other BDCs with similar investment objectives and (iv) information about the services to be performed and the personnel performing such services under the agreement.

Administration Agreement

On June 29, 2021, we entered into an administration agreement (the “Administration Agreement”) with Commonwealth Credit Advisors LLC, a Delaware limited liability company (in such capacity, the “Administrator”), under which the Administrator will provide administrative services for us, including arranging office facilities for us and providing office equipment and clerical, bookkeeping and recordkeeping services at such facilities. The Board, including a majority of the directors that are not "interested persons" as defined in Section 2(a)(19) of the 1940 Act, most recently approved the renewal of the Administration Agreement on May 10, 2024. Such approvals were made in accordance with, and on the basis of an evaluation satisfactory to the Board as required by, Section 15(c) of the 1940 Act and applicable rules and regulations thereunder. Under the Administration Agreement, the Administrator will also perform, or oversee the performance of, our required administrative services, which includes being responsible for the financial records which we are required to maintain and preparing reports to our stockholders and reports filed with the SEC and providing the services of our chief financial officer, chief compliance officer and their respective staffs. In addition, the Administrator will assist us in determining and publishing our net asset value, overseeing the preparation and filing of tax returns and the printing and dissemination of reports to our stockholders and generally overseeing the payment of our expenses and the performance of administrative and professional services rendered to us by others. The Administrator may also provide on our behalf managerial assistance to our portfolio companies.

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

Distributions and Dividends

We have adopted a dividend reinvestment plan (“DRIP”), pursuant to which we will reinvest all cash dividends declared by the Board on behalf of our stockholders who do not elect to receive their dividends in cash. As a result, if the Board authorizes, and we declare, a cash dividend or other distribution, then our stockholders who have not opted out of our DRIP will have their cash distributions automatically reinvested in additional shares, rather than receiving the cash dividend or other distribution. Stockholders who receive dividends and other distributions in the form of Shares generally are subject to the same U.S. federal tax consequences as investors who elect to receive their distributions in cash.

Distributions declared for the year ended December 31, 2024, totaled approximately $62.1 million.

The following table reflects distributions, including dividends and returns of capital, if any, per share that have been declared by our Board for the current fiscal year to date:

Fiscal Year 2024	Date Declared	Record Date	Payment Date	Per Share Amount
First Quarter	March 28, 2024	March 28, 2024	March 28, 2024	$24.00
Second Quarter	June 27, 2024	June 27, 2024	June 28, 2024	$27.00
Third Quarter	September 26, 2024	September 26, 2024	September 27, 2024	$30.00
Fourth Quarter	December 27, 2024	December 27, 2024	December 30, 2024	$28.50

Distributions declared for the year ended December 31, 2023, totaled approximately $54.5 million.

The following table reflects distributions, including dividends and returns of capital, if any, per share that have been declared by our Board for the year ended December 31, 2023:

Fiscal Year 2023	Date Declared	Record Date	Payment Date	Per Share Amount
First Quarter	March 27, 2023	March 27, 2023	March 28, 2023	$22.80
Second Quarter	June 27, 2023	June 27, 2023	June 28, 2023	$24.20
Third Quarter	September 27, 2023	September 28, 2023	September 28, 2023	$25.00
Fourth Quarter	December 27, 2023	December 28, 2023	December 28, 2023	$36.00

Distributions declared for the year ended December 31, 2022, totaled approximately $17.4 million.

The following table reflects distributions, including dividends and returns of capital, if any, per share that have been declared by our Board for the year ended December 31, 2022:

Fiscal Year 2022	Date Declared	Record Date	Payment Date	Per Share Amount
First Quarter	March 28, 2022	March 28, 2022	March 29, 2022	$12.00
Second Quarter	June 27, 2022	June 27, 2022	June 28, 2022	$14.00
Third Quarter	September 27, 2022	September 27, 2022	September 28, 2022	$18.00
Fourth Quarter	December 27, 2022	December 27, 2022	December 28, 2022	$24.00

We intend to pay quarterly distributions to our stockholders in amounts sufficient to qualify as and maintain our status as a RIC. We intend to distribute approximately all of our net investment income on a quarterly basis and substantially all of our taxable income on an annual basis, except that we may retain certain net capital gains for reinvestment.

Borrowings

We are only allowed to borrow money such that our asset coverage, which, as defined in the 1940 Act, measures the ratio of total assets less total liabilities not represented by senior securities to total borrowings, equals at least 150% after such borrowing, with certain limited exceptions. As a result, in addition to the foregoing 1940 Act restriction on leverage, we do not currently expect to borrow in excess of the lesser of 20% of our Aggregate Committed Capital and $130 million. We may in the future, though, determine to utilize a greater amount of leverage, including for investment purposes. As of December 31, 2024, we had $111 million par value of outstanding borrowings and our asset coverage ratio of total assets to total borrowings was 587%, compliant with the minimum asset coverage level of 150% generally required for a BDC by the 1940 Act.

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

Contractual Obligations

The following table shows our payment obligations for repayment of debt and other contractual obligations as of December 31, 2024 (dollars in thousands):

	Total Aggregate Borrowing Capacity(1)	Total Principal Outstanding
Goldman Sachs Credit Facility	$130,000	$111,100
Total	$130,000	$111,100

(1)
As of December 31, 2024, we had $18.9 million in unused borrowing capacity under the Goldman Credit Facility, subject to borrowing base limits.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources.

Commitments

In the ordinary course of business, we may enter into future funding commitments. As of December 31, 2024 and 2023, we had unfunded commitments on revolving credit lines and delayed draw loans of $48.7 million and $58.4 million, respectively. We maintain sufficient financial resources to satisfy unfunded commitments, including cash on hand, undrawn capital commitments from our investors, and available borrowings to fund such unfunded commitments. Please refer to Note 7—Commitments and Contingencies in the notes to our consolidated financial statements for further detail of these unfunded commitments.

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

Valuation of Portfolio Investments

The Investment Adviser values our portfolio investments on a quarterly basis, or more frequently if required under the 1940 Act. For purposes of the 1940 Act, the Company's Board of Directors (“the Board”) has designated the Investment Adviser as the Company’s “valuation designee” under Rule 2a-5 under the 1940 Act (the “Valuation Designee”). The Board provides oversight of the Investment Adviser’s fair value determinations of our portfolio investments on a quarterly basis in good faith, including investments that are not publicly traded, those whose market prices are not readily available. Security transactions are accounted for on a trade date basis.

To the extent (i) Benefit Plan Investors hold 25% or more of our outstanding Shares, and (ii) our Shares are not listed on a national securities exchange, one or more independent valuation firms (each a “Valuation Agent”) are engaged to independently value our investments, in consultation with the Investment Adviser. Our quarterly valuation procedures, which are the procedures that will be followed by such Valuation Agent to the extent (i) Benefit Plan Investors hold 25% or more of our outstanding Shares, and (ii) our Shares are not listed on a national securities exchange, are set forth in more detail below:

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

The income and market approaches were used in the determination of fair value of certain Level 3 assets as of December 31, 2024 and 2023. The significant unobservable inputs used in the income approach are the discount rate or market yield used to discount the estimated future cash flows expected to be received from the underlying investment, which include both future principal and interest payments and any other end of term fees, as applicable. Included in the consideration and selection of discount rates are factors such as risk of default, interest rate risk, and changes in credit quality. The significant unobservable inputs used in the market approach are based on market comparable transactions and market multiples of publicly traded comparable companies.

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

See “Portfolio Asset Quality” above for a summary of our non-accrual assets as of December 31, 2024.

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

Organizational Expenses and Offering Costs

Organizational expenses consist of costs incurred to establish the Company and enable it legally to do business. Organization costs are expensed as incurred. Offering costs consist of costs incurred in connection with the offering of Common Stock of the Company. Offering costs are capitalized as a deferred charge and amortized to expense on a straight-line basis over 12 months from the inception date. There were no organizational or offering costs for the years ended December 31, 2024 and 2023. As of December 31, 2024 and 2023, no offering costs were deferred.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to certain financial market risks, such as interest rate fluctuations. Because we fund a portion of our investments with borrowings, our net investment income is affected by the difference between the rate at which we invest and the rate at which we borrow. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income. A prolonged reduction in interest rates will reduce our gross investment income and could result in a decrease in our net investment income if such decreases in SOFR are not offset by a corresponding increase in the spread over SOFR that we earn on any portfolio investments, a decrease in our operating expenses, including with respect to our income incentive fee, or a decrease in the interest rate of our floating interest rate liabilities tied to SOFR. As of December 31, 2024, 100% of our debt investments at fair value represent floating-rate investments with a reference rate floor and none of our debt investments at fair value represent fixed-rate investments. Additionally, our Goldman Credit Facility is also subject to floating interest rates and are currently paid based on floating SOFR rates.

The following table estimates the potential changes in net cash flow generated from interest income and expenses, should interest rates increase by 100, 200 or 300 basis points, or decrease by 100 and 200 basis points. Interest income is calculated as revenue from interest generated from our portfolio of investments held as of December 31, 2024. Interest expense is calculated based on the terms of our outstanding revolving credit facility and subscription line. For our Goldman Credit Facility, we use the outstanding balance as of December 31, 2024. Interest expense on this balance is calculated using the interest rate as of December 31, 2024, adjusted for the hypothetical changes in rates, as shown below.

Assuming that the Consolidated Statement of Assets and Liabilities as of December 31, 2024, was to remain constant and that we took no actions to alter our interest rate sensitivity as of such date, the following table shows the annualized impact of hypothetical base rate changes in interest rates. Actual results could differ significantly from those estimated in the table.

Change in Interest Rates	Net Increase (Decrease) in Interest Income (in thousands)	Net Increase (Decrease) in Interest Expense (in thousands)	Net Increase (Decrease) in Net Investment Income (in thousands)
Down 100 basis points	$(6,687)	$(1,111)	$(5,576)
Down 200 basis points	(13,373)	(2,222)	(11,151)
Up 100 basis points	6,687	1,111	5,576
Up 200 basis points	13,373	2,222	11,151
Up 300 basis points	20,060	3,333	16,727

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

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Commonwealth Credit Partners BDC I, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of assets and liabilities of Commonwealth Credit Partners BDC I, Inc. (the Company), including the consolidated schedules of investments, as of December 31, 2024 and 2023, the related consolidated statements of operations, changes in net assets, and cash flows for each of the three years in the period ended December 31, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024 and 2023, and the results of its operations, changes in its net assets, and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our procedures included confirmation of investments owned as of December 31, 2024 and 2023, by correspondence with the custodian, syndication agents, and underlying investee companies; when replies were not received from the custodian, syndication agents, and underlying investee companies, we performed other auditing procedures.

Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2021.

Miami, Florida

March 12, 2025

COMMONWEALTH CREDIT PARTNERS BDC I, INC.

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

(amounts in thousands except share and per share data)

	December 31, 2024	December 31, 2023
Assets
Investments, at fair value:
Non-controlled, non-affiliated investments (amortized cost of $644,734 and $611,648, respectively)	$634,625	$606,738
Affiliated investments (amortized cost of $18,335 and $16,243, respectively)	9,586	11,838
Total investments, at fair value (amortized cost of $663,069 and $627,891, respectively)	644,211	618,576
Cash and cash equivalents	5,334	8,887
Receivables:
Interest receivable	7,197	2,841
Prepaid expenses and other assets	1,234	110
Total Assets	$657,976	$630,414

Liabilities
Credit facility (net of deferred financing costs of $18 and $50, respectively)	$111,082	$100,750
Payables:
Management fee payable, net (Note 4)	1,622	1,529
Interest payable	629	673
Incentive fee payable, net (Note 4)	406	379
Directors fee payable	—	25
Accrued other general and administrative expenses	468	400
Total Liabilities	$114,207	$103,756

Commitments and contingencies (Note 7)

Net Assets
Common Shares, $0.001 par value; 1,000,000 shares authorized; 582,249 and 547,439 shares issued and outstanding, respectively	$1	$1
Additional paid-in capital	569,695	536,354
Total distributable earnings (accumulated deficit)	(25,927)	(9,697)
Total Net Assets	$543,769	$526,658
Total Liabilities and Net Assets	$657,976	$630,414
Net Asset Value Per Common Share	$933.91	$962.04

The accompanying notes are an integral part of these consolidated financial statements.

COMMONWEALTH CREDIT PARTNERS BDC I, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(amounts in thousands except share and per share data)

	For the Year Ended December 31,
	2024	2023	2022
Income:
Investment income from non-controlled, non-affiliated investments:
Interest income	$77,431	$66,865	$24,068
Fee income	1,493	1,225	339
Investment income from affiliated investments:
Interest income	752	—	—
Total Investment Income	79,676	68,090	24,407
Expenses:
Incentive fees	1,591	2,141	—
Management fees, net	6,364	5,410	2,716
Interest expense	7,730	5,731	2,862
Professional fees	817	562	489
Directors' fees	84	94	103
Amortization of offering costs	—	—	90
Other general and administrative expenses	1,422	1,176	873
Total Expenses	18,008	15,114	7,133
Less: Management fee waiver (Note 4)	—	—	(120)
Less: Incentive fee waiver (Note 4)	—	(63)	—
Net expenses	18,008	15,051	7,013
Net Investment Income (Loss)	61,668	53,039	17,394

Realized and unrealized gains (losses) on investments and foreign currency transactions
Net realized gains (losses):
Non-controlled, non-affiliated investments	(6,262)	(4,054)	50
Total net realized gains (losses)	(6,262)	(4,054)	50
Net change in unrealized gains (losses):
Non-controlled, non-affiliated investments	(5,199)	(1,836)	(8,030)
Affiliated investments	(4,344)	—	—
Total net change in unrealized gains (losses)	(9,543)	(1,836)	(8,030)
Total realized and unrealized gains (losses)	(15,805)	(5,890)	(7,980)
Net Increase (Decrease) in Net Assets Resulting from Operations	$45,863	$47,149	$9,414

Per Common Share Data:
Basic and diluted net investment income/(loss) per common share	$108.83	$109.91	$85.40
Basic and diluted net increase/(decrease) in net assets resulting from operations per common share	$80.94	$97.70	$46.22
Weighted Average Common Shares Outstanding - Basic and Diluted	566,649	482,587	203,688

The accompanying notes are an integral part of these consolidated financial statements.

COMMONWEALTH CREDIT PARTNERS BDC I, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

(amounts in thousands except share and per share data)

	For the Year Ended December 31,
	2024	2023	2022
Increase (Decrease) in Net Assets Resulting from Operations:
Net investment income (loss)	$61,668	$53,039	$17,394
Net realized gains (losses) on investments	(6,262)	(4,054)	50
Net change in unrealized gains (losses) on investments	(9,543)	(1,836)	(8,030)
Net Increase (Decrease) in Net Assets Resulting from Operations	45,863	47,149	9,414

Decrease in Net Assets Resulting from Stockholder Distributions
Distributions from net investment income	(62,114)	(53,213)	(17,418)
Distributions from return of capital	—	(1,335)	—
Net Decrease in Net Assets Resulting from Stockholder Distributions	(62,114)	(54,548)	(17,418)

Increase in Net Assets Resulting from Capital Share Transactions
Issuance of common shares	—	115,001	215,000
Reinvestment of distributions	33,362	54,548	17,418
Net Increase in Net Assets Resulting from Capital Share Transactions	33,362	169,549	232,418
Total Increase (Decrease) in Net Assets	17,111	162,150	224,414
Net Assets, Beginning of Period	526,658	364,508	140,094
Net Assets, End of Period	$543,769	$526,658	$364,508

The accompanying notes are an integral part of these consolidated financial statements.

COMMONWEALTH CREDIT PARTNERS BDC I, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

	For the Year Ended December 31,
	2024	2023	2022
Cash Flows from Operating Activities:
Net increase (decrease) in net assets resulting from operations	$45,863	$47,149	$9,414
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Net realized (gains)/losses on investments	6,262	4,054	(50)
Net change in unrealized (gains)/losses on investments	9,543	1,836	8,030
Net accretion of discount on investments	(3,024)	(2,064)	(863)
Non-cash investment income	(1,935)	(447)	—
Purchases of portfolio investments	(135,659)	(305,418)	(242,826)
Amortization of deferred financing costs	32	33	33
Sales/restructurings or repayments of portfolio investments	99,178	38,697	18,950
Increase/(decrease) in operating assets and liabilities:
(Increase)/decrease in interest receivable	(4,356)	(405)	(2,322)
(Increase)/decrease in prepaid expenses and other assets	(1,124)	83	(92)
Increase/(decrease) in management fees payable, net	93	678	604
Increase/(decrease) in interest payable	(44)	307	267
Increase/(decrease) in incentive fee payable, net	27	379	—
Increase/(decrease) in directors fee payable	(25)	1	3
Increase/(decrease) in accrued other general and administrative expenses	68	(152)	358
Net cash provided by (used in) Operating Activities	14,899	(215,269)	(208,494)
Cash Flows provided by (used in) Financing Activities:
Borrowings on credit facility	105,700	240,900	366,100
Payments on credit facility	(95,400)	(140,100)	(479,100)
Distributions paid in cash	(28,752)	—	—
Proceeds from issuance of common stock	—	115,001	215,000
Net cash provided by (used in) Financing Activities	(18,452)	215,801	102,000
Net increase (decrease) in cash and cash equivalents	(3,553)	532	(106,494)
Cash and cash equivalents, beginning of period	8,887	8,355	114,849
Cash and cash equivalents, end of period	$5,334	$8,887	$8,355

Supplemental and Non-Cash Information:
Interest paid during the period	$7,774	$5,424	$2,595
Reinvestment of distributions during the period	$33,362	$54,548	$17,418

The accompanying notes are an integral part of these consolidated financial statements.

COMMONWEALTH CREDIT PARTNERS BDC I, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

(amounts in thousands, except per share data)

December 31, 2024

Portfolio Company - Investment (3)(7)(13)	Industry	Spread Above Index	Interest Rate (5)(8)	Maturity Date	Principal / Shares(12)	Amortized Cost	Fair Value	Percentage of Net Assets (2)
Debt Investments
First Lien Senior Secured
190 Octane Financing, LLC - Delayed Draw Term Loan	Consumer Services	SOFR + 5.50% (1.00% floor) + 1.50% PIK	11.41%	5/10/2027	$4,842	$4,795	$4,450	0.8%
190 Octane Financing, LLC - Revolving Credit Line (4)	Consumer Services	SOFR + 5.50% (1.00% floor) + 1.50% PIK	11.41%	5/10/2027	676	665	583	0.1%
190 Octane Financing, LLC - Term Loan	Consumer Services	SOFR + 5.50% (1.00% floor) + 1.50% PIK	11.41%	5/10/2027	8,375	8,279	7,697	1.4%
Abea Acquisition, Inc. - Delayed Draw Term Loan	Consumer Services	SOFR + 6.50% (1.00% floor)	10.96%	11/30/2026	1,391	1,380	1,350	0.2%
Abea Acquisition, Inc. - Term Loan	Consumer Services	SOFR + 6.50% (1.00% floor)	10.96%	11/30/2026	11,086	10,997	10,753	2.0%
AccessOne Medcard, Inc. - Term Loan	Financial Services	SOFR + 6.00% (0.50% floor)	10.46%	8/20/2026	11,574	11,494	11,470	2.1%
ACT Acquisition Intermediate Holdco, LLC - Delayed Draw Term Loan	Media & Entertainment	SOFR + 6.75% (1.00% floor)	11.22%	12/4/2028	1,434	1,408	1,434	0.3%
ACT Acquisition Intermediate Holdco, LLC - Revolving Credit Line (4)	Media & Entertainment	SOFR + 6.75% (1.00% floor)	11.22%	12/4/2028	77	64	77	0.0%
ACT Acquisition Intermediate Holdco, LLC - Term Loan	Media & Entertainment	SOFR + 6.75% (1.00% floor)	11.22%	12/4/2028	6,513	6,390	6,513	1.2%
AIDC IntermediateCo 2, LLC - Term Loan	Software & Services	SOFR + 5.25% (1.00% floor)	9.59%	7/22/2027	28,150	27,787	28,150	5.2%
Allbridge, LLC - Delayed Draw Term Loan (4)	Telecommunication Services	SOFR + 5.75% (1.00% floor)	10.08%	6/5/2030	-	(1)	-	0.0%
Allbridge, LLC - Revolving Credit Line (4)	Telecommunication Services	SOFR + 5.75% (1.00% floor)	10.08%	6/5/2030	-	(2)	-	0.0%
Allbridge, LLC - Term Loan	Telecommunication Services	SOFR + 5.75% (1.00% floor)	10.08%	6/5/2030	2,158	2,133	2,158	0.4%
Atlas US Buyer, LLC - Delayed Draw Term Loan	Financial Services	SOFR + 6.00% (0.75% floor) + 0.50% PIK	11.12%	12/31/2027	3,312	3,289	3,213	0.6%
Atlas US Buyer, LLC - Revolving Credit Line (4)	Financial Services	SOFR + 6.00% (0.75% floor) + 0.50% PIK	11.12%	12/31/2027	515	505	476	0.1%
Atlas US Buyer, LLC - Term Loan	Financial Services	SOFR + 6.00% (0.75% floor) + 0.50% PIK	11.12%	12/31/2027	9,385	9,298	9,104	1.7%
Batteries Plus Holding Corporation - Revolving Credit Line (4)	Technology Hardware & Equipment	SOFR + 6.75% (1.00% floor)	11.21%	6/27/2028	-	(38)	-	0.0%
Batteries Plus Holding Corporation - Term Loan	Technology Hardware & Equipment	SOFR + 6.75% (1.00% floor)	11.21%	6/27/2028	16,294	15,977	16,294	3.0%
BHP Management Holdings, LLC - Delayed Draw Term Loan	Health Care Equipment & Services	SOFR + 5.00% (1.00% floor)	9.48%	10/27/2028	7,465	7,351	7,465	1.4%
BHP Management Holdings, LLC - Term Loan	Health Care Equipment & Services	SOFR + 5.00% (1.00% floor)	9.48%	10/27/2028	12,931	12,742	12,931	2.4%
Billhighway, LLC - Delayed Draw Term Loan (4)	Software & Services	SOFR + 6.75% (1.00% floor)	11.21%	2/8/2029	223	216	223	0.0%
Billhighway, LLC - Revolving Credit Line (4)	Software & Services	SOFR + 6.75% (1.00% floor)	11.21%	2/8/2029	-	(4)	-	0.0%
Billhighway, LLC - Term Loan	Software & Services	SOFR + 6.75% (1.00% floor)	11.21%	2/8/2029	3,540	3,495	3,540	0.7%
Cardiology Management Holdings, LLC - Delayed Draw Term Loan A	Health Care Equipment & Services	SOFR + 6.25% (1.00% floor)	10.58%	1/31/2029	5,027	4,952	4,997	0.9%
Cardiology Management Holdings, LLC - Delayed Draw Term Loan B (4)	Health Care Equipment & Services	SOFR + 6.25% (1.00% floor)	10.58%	1/31/2029	164	131	135	0.0%
Cardiology Management Holdings, LLC - Term Loan	Health Care Equipment & Services	SOFR + 6.25% (1.00% floor)	10.58%	1/31/2029	7,123	7,017	7,080	1.3%

COMMONWEALTH CREDIT PARTNERS BDC I, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS (CONTINUED)

(amounts in thousands, except per share data)

December 31, 2024

Portfolio Company - Investment (3)(7)(13)	Industry	Spread Above Index	Interest Rate (5)(8)	Maturity Date	Principal / Shares(12)	Amortized Cost	Fair Value	Percentage of Net Assets (2)
CAS Acquisition, LLC - Revolving Credit Line (4)	Financial Services	SOFR + 6.50% (1.00% floor)	10.96%	3/29/2027	$-	$(9)	$-	0.0%
CAS Acquisition, LLC - Term Loan	Financial Services	SOFR + 6.50% (1.00% floor)	10.96%	3/29/2027	21,108	20,906	21,108	3.9%
CheckedUp, Inc - Delayed Draw Term Loan	Media & Entertainment	SOFR + 5.50% (1.00% floor)	9.96%	10/20/2027	2,518	2,491	2,518	0.5%
CheckedUp, Inc - Revolving Credit Line (4)	Media & Entertainment	SOFR + 5.50% (1.00% floor)	9.95%	10/20/2027	754	736	754	0.1%
CheckedUp, Inc - Term Loan	Media & Entertainment	SOFR + 5.50% (1.00% floor)	9.96%	10/20/2027	8,983	8,883	8,983	1.7%
CTM Group, Inc. - Revolving Credit Line PIK	Media & Entertainment	SOFR + 4.75% (1.00% floor) + 2.75% PIK	11.39%	11/30/2026	7	6	6	0.0%
CTM Group, Inc. - Revolving Credit Line (4)	Media & Entertainment	SOFR + 4.75% (1.00% floor) + 2.75% PIK	11.39%	11/30/2026	813	798	710	0.1%
CTM Group, Inc. - Term Loan	Media & Entertainment	SOFR + 4.75% (1.00% floor) + 2.75% PIK	11.41%	11/30/2026	19,298	19,032	17,503	3.2%
Discovery SL Management, LLC - Delayed Draw Term Loan A	Consumer Services	SOFR + 5.50% (1.00% floor)	9.88%	3/18/2030	434	429	431	0.1%
Discovery SL Management, LLC - Delayed Draw Term Loan B (4)	Consumer Services	SOFR + 5.50% (1.00% floor)	9.88%	3/18/2030	-	(9)	(11)	0.0%
Discovery SL Management, LLC - Revolving Credit Line (4)	Consumer Services	SOFR + 5.50% (1.00% floor)	9.88%	3/18/2030	-	(4)	(2)	0.0%
Discovery SL Management, LLC - Term Loan	Consumer Services	SOFR + 5.50% (1.00% floor)	9.88%	3/18/2030	2,592	2,564	2,577	0.5%
Drive Assurance Corporation - Delayed Draw Term Loan (1)(4)	Insurance	SOFR + 7.00% (2.00% floor)	11.36%	7/10/2030	-	(2)	-	0.0%
Drive Assurance Corporation - Term Loan (1)	Insurance	SOFR + 7.00% (2.00% floor)	11.36%	7/10/2030	6,414	6,353	6,414	1.2%
Engineered Films Acquisition Inc. - Revolving Credit Line (4)	Capital Goods	SOFR + 7.00% (1.00% floor)	11.47%	4/29/2027	905	877	881	0.2%
Engineered Films Acquisition Inc. - Term Loan	Capital Goods	SOFR + 7.00% (1.00% floor)	11.47%	4/29/2027	19,793	19,574	19,634	3.6%
EPS Operations, LLC - Revolving Credit Line (4)	Media & Entertainment	SOFR + 6.00% (1.00% floor)	10.36%	2/24/2028	-	(28)	(14)	0.0%
EPS Operations, LLC - Term Loan	Media & Entertainment	SOFR + 6.00% (1.00% floor)	10.36%	2/24/2028	17,325	17,025	17,187	3.2%
Fiesta Holdings, LLC - Revolving Credit Line B (4)	Consumer Services	SOFR + 5.25% (1.00% floor)	9.88%	10/23/2029	-	(8)	(11)	0.0%
Fiesta Holdings, LLC - Term Loan B	Consumer Services	SOFR + 5.25% (1.00% floor)	9.88%	10/23/2029	7,869	7,787	7,751	1.4%
Firebirds Buyer, LLC - Delayed Draw Term Loan (4)	Consumer Services	SOFR + 6.25% (2.00% floor)	10.71%	3/22/2028	691	671	691	0.1%
Firebirds Buyer, LLC - Revolving Credit Line (4)	Consumer Services	SOFR + 6.25% (2.00% floor)	10.71%	3/22/2028	518	496	518	0.1%
Firebirds Buyer, LLC - Term Loan	Consumer Services	SOFR + 6.25% (2.00% floor)	10.71%	3/22/2028	22,404	21,998	22,404	4.1%
Hasa Acquisition, LLC - Delayed Draw Term Loan (4)(9)	Capital Goods	SOFR + 4.50% (1.00% floor)	9.07%	1/10/2029	-	(33)	(16)	0.0%
Hasa Acquisition, LLC - Revolving Credit Line (4)(9)	Capital Goods	SOFR + 4.50% (1.00% floor)	9.07%	1/10/2029	-	(31)	(16)	0.0%
Hasa Acquisition, LLC - Term Loan (9)	Capital Goods	SOFR + 4.50% (1.00% floor)	9.07%	1/10/2029	14,377	14,085	14,234	2.6%
Hasa Acquisition, LLC - Term Loan B (9)	Capital Goods	SOFR + 4.50% (1.00% floor)	8.99%	1/10/2029	1,001	984	991	0.2%
Hornblower Sub LLC - Revolving Credit Line (4)(9)	Transportation	SOFR + 5.50% (0.50% floor)	10.02%	7/3/2029	313	307	311	0.1%
Hornblower Sub LLC - Term Loan (9)	Transportation	SOFR + 5.50% (1.00% floor)	10.11%	7/3/2029	3,987	3,949	3,975	0.7%
Kemper Sports Management, LLC - Delayed Draw Term Loan	Consumer Services	SOFR + 5.25% (1.00% floor)	9.71%	10/11/2029	4,518	4,451	4,518	0.8%
Kemper Sports Management, LLC - Revolving Credit Line (4)(7)	Consumer Services	SOFR + 5.25% (1.00% floor)	9.71%	10/11/2029	-	(24)	-	0.0%
Kemper Sports Management, LLC - Term Loan	Consumer Services	SOFR + 5.25% (1.00% floor)	9.71%	10/11/2029	18,619	18,320	18,619	3.4%
Kent Water Sports Holdings, LLC - Delayed Draw Term Loan First-Out (11)	Consumer Durables & Apparel	SOFR + 10.00% (1.00% floor) PIK	14.85%	10/18/2027	6,256	5,622	6,256	1.2%

COMMONWEALTH CREDIT PARTNERS BDC I, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS (CONTINUED)

(amounts in thousands, except per share data)

December 31, 2024

Portfolio Company - Investment (3)(7)(13)	Industry	Spread Above Index	Interest Rate (5)(8)	Maturity Date	Principal / Shares(12)	Amortized Cost	Fair Value	Percentage of Net Assets (2)
Kent Water Sports Holdings, LLC - Delayed Draw Term Loan Last-Out (10)(11)	Consumer Durables & Apparel	SOFR + 13.50% (1.00% floor) PIK	18.35%	10/18/2027	$15,067	$12,713	$3,330	0.6%
MerchantWise Solutions, LLC - Delayed Draw Term Loan	Software & Services	SOFR + 3.00% (0.75% floor) + 4.50% PIK	11.83%	6/1/2028	2,502	2,470	2,089	0.4%
MerchantWise Solutions, LLC - Term Loan	Software & Services	SOFR + 3.00% (0.75% floor) + 4.50% PIK	11.83%	6/1/2028	12,039	11,889	10,052	1.8%
Military Retail Solutions, LLC - Delayed Draw Term Loan (4)(9)	Consumer Staples Distribution & Retail	SOFR + 5.25% (1.00% floor)	9.61%	6/28/2029	-	(17)	(15)	0.0%
Military Retail Solutions, LLC - Revolving Credit Line (4)(9)	Consumer Staples Distribution & Retail	SOFR + 5.25% (1.00% floor)	9.61%	6/28/2029	-	(16)	(7)	0.0%
Military Retail Solutions, LLC - Term Loan (9)	Consumer Staples Distribution & Retail	SOFR + 5.25% (1.00% floor)	9.61%	6/28/2029	15,885	15,590	15,758	2.9%
Mollie Funding II, LLC - Delayed Draw Term Loan (1)(4)	Financial Services	SOFR + 8.00% (1.00% floor)	12.47%	6/11/2027	1,935	1,902	1,875	0.3%
Mollie Funding II, LLC - Revolving Credit (1)(4)	Financial Services	SOFR + 8.00% (1.00% floor)	12.47%	6/11/2027	1,183	1,159	1,147	0.2%
Mollie Funding II, LLC - Term Loan (1)	Financial Services	SOFR + 8.00% (1.00% floor)	12.47%	6/11/2027	5,806	5,717	5,667	1.0%
Narcote, LLC - Revolving Credit Line (1)(4)	Materials	SOFR + 7.00% (1.00% floor)	11.47%	3/30/2027	-	(11)	-	0.0%
Narcote, LLC - Term Loan A (1)	Materials	SOFR + 7.00% (1.00% floor)	11.47%	3/30/2027	2,694	2,668	2,694	0.5%
Narcote, LLC - Term Loan B (1)	Materials	SOFR + 7.00% (1.00% floor)	11.47%	3/30/2027	4,489	4,446	4,489	0.8%
Narcote, LLC - Term Loan C (1)	Materials	SOFR + 7.00% (1.00% floor)	11.47%	3/30/2027	473	468	473	0.1%
National Debt Relief, LLC - Delayed Draw Term Loan	Financial Services	SOFR + 6.50% (2.50% floor)	10.97%	2/7/2028	10,943	10,847	10,866	2.0%
National Debt Relief, LLC - Revolving Credit Line	Financial Services	SOFR + 6.50% (2.50% floor)	10.97%	2/7/2028	2,189	2,171	2,173	0.4%
National Debt Relief, LLC - Term Loan	Financial Services	SOFR + 6.50% (2.50% floor)	10.97%	2/7/2028	13,131	13,016	13,039	2.4%
Oak Dental Partners - Delayed Draw Term Loan (4)	Health Care Equipment & Services	SOFR + 6.50% (2.00% floor)	11.47%	3/22/2028	-	(17)	(54)	0.0%
Oak Dental Partners - Revolving Credit Line (4)	Health Care Equipment & Services	SOFR + 6.50% (2.00% floor)	10.97%	3/22/2028	344	330	322	0.1%
Oak Dental Partners - Term Loan	Health Care Equipment & Services	SOFR + 6.50% (2.00% floor)	11.47%	3/22/2028	16,897	16,587	16,458	3.0%
OAO Acquisitions, Inc. - Delayed Draw Term Loan	Capital Goods	SOFR + 5.50% (1.25% floor)	9.89%	12/27/2029	1,316	1,299	1,316	0.2%
OAO Acquisitions, Inc. - Revolving Credit Line (4)	Capital Goods	SOFR + 5.50% (1.25% floor)	9.98%	12/27/2029	-	(8)	-	0.0%
OAO Acquisitions, Inc. - Term Loan	Capital Goods	SOFR + 5.50% (1.25% floor)	9.98%	12/27/2029	6,274	6,195	6,274	1.2%
OmniMax International, LLC - Delayed Draw Term Loan (4)	Capital Goods	SOFR + 5.75% (1.00% floor)	10.03%	12/6/2030	-	(8)	(17)	0.0%
OmniMax International, LLC - Term Loan	Capital Goods	SOFR + 5.75% (1.00% floor)	10.03%	12/6/2030	2,730	2,675	2,675	0.5%
OneCare Media, LLC - Revolving Credit Line (4)(10)	Media & Entertainment	SOFR + 4.50% (1.00% floor)	8.96%	9/29/2026	-	(5)	(247)	0.0%
OneCare Media, LLC - Term Loan A (10)	Media & Entertainment	SOFR + 4.50% (1.00% floor)	8.96%	9/29/2026	10,144	9,801	6,076	1.1%
OneCare Media, LLC - Term Loan B (10)	Media & Entertainment	SOFR + 4.50% (1.00% floor)	8.96%	9/29/2026	2,252	2,175	1,349	0.2%
OneCare Media, LLC - Term Loan C (10)	Media & Entertainment	SOFR + 4.50% (1.00% floor)	8.96%	9/29/2026	1,408	1,360	843	0.2%
OneCare Media, LLC - Term Loan D (10)	Media & Entertainment	SOFR + 4.50% (1.00% floor)	8.96%	9/29/2026	856	826	513	0.1%
OpCo Borrower, LLC - Term Loan	Health Care Equipment & Services	SOFR + 6.00% (1.00% floor)	10.62%	4/26/2029	2,161	2,122	2,150	0.4%
Pansophic Learning US, LLC - Delayed Draw Term Loan (4)	Consumer Services	SOFR + 5.75% (1.00% floor)	10.37%	5/15/2029	1,127	1,099	1,107	0.2%
Pansophic Learning US, LLC - Revolving Credit Line	Consumer Services	SOFR + 5.75% (1.00% floor)	10.26%	5/15/2029	1,133	1,110	1,119	0.2%

COMMONWEALTH CREDIT PARTNERS BDC I, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS (CONTINUED)

(amounts in thousands, except per share data)

December 31, 2024

Portfolio Company - Investment (3)(7)(13)	Industry	Spread Above Index	Interest Rate (5)(8)	Maturity Date	Principal / Shares(12)	Amortized Cost	Fair Value	Percentage of Net Assets (2)
Pansophic Learning US, LLC - Term Loan	Consumer Services	SOFR + 5.75% (1.00% floor)	10.15%	5/15/2029	$13,558	$13,279	$13,395	2.5%
PDDS Holdco, Inc. - Delayed Draw Term Loan (4)(9)	Software & Services	SOFR + 7.50% (0.75% floor)	11.98%	7/18/2028	2,844	2,827	2,774	0.5%
PDDS Holdco, Inc. - Term Loan (9)	Software & Services	SOFR + 7.50% (0.75% floor)	11.98%	7/18/2028	14,348	14,043	14,090	2.6%
PJW Ultimate Holdings, LLC - Delayed Draw Term Loan	Consumer Services	SOFR + 6.00% (1.00% floor)	10.46%	11/17/2026	4,077	4,038	4,028	0.7%
PJW Ultimate Holdings, LLC - Revolving Credit Line (4)	Consumer Services	SOFR + 6.00% (1.00% floor)	10.46%	11/17/2026	1,187	1,171	1,162	0.2%
PJW Ultimate Holdings, LLC - Term Loan	Consumer Services	SOFR + 6.00% (1.00% floor)	10.46%	11/17/2026	9,766	9,680	9,649	1.8%
Priority Holdings, LLC - Term Loan	Financial Services	SOFR + 4.75% (0.50% floor)	9.11%	5/16/2031	3,990	3,971	3,990	0.7%
Restaurant Holding Company, LLC - Delayed Draw Term Loan (4)	Consumer Services	SOFR + 6.25% (1.00% floor)	10.72%	2/25/2028	-	(14)	-	0.0%
Restaurant Holding Company, LLC - Term Loan	Consumer Services	SOFR + 6.25% (1.00% floor)	10.72%	2/25/2028	20,871	20,579	20,871	3.8%
Rushmore Intermediate II, LLC - Delayed Draw Term Loan	Health Care Equipment & Services	SOFR + 7.00% (1.00% floor)	11.48%	11/1/2027	1,262	1,247	1,249	0.2%
Rushmore Intermediate II, LLC - Delayed Draw Term Loan 2nd Amend	Health Care Equipment & Services	SOFR + 7.00% (1.00% floor)	11.48%	11/1/2027	1,169	1,141	1,157	0.2%
Rushmore Intermediate II, LLC - Delayed Draw Term Loan 4th Amend	Health Care Equipment & Services	SOFR + 7.00% (1.00% floor)	11.48%	11/1/2027	489	479	484	0.1%
Rushmore Intermediate II, LLC - Revolving Credit Line (4)	Health Care Equipment & Services	SOFR + 7.00% (1.00% floor)	11.48%	11/1/2027	-	(13)	(13)	0.0%
Rushmore Intermediate II, LLC - Term Loan	Health Care Equipment & Services	SOFR + 7.00% (1.00% floor)	11.48%	11/1/2027	12,096	11,960	11,975	2.2%
Rushmore Intermediate II, LLC - Term Loan B	Health Care Equipment & Services	SOFR + 7.00% (1.00% floor)	11.48%	11/1/2027	1,125	1,104	1,114	0.2%
S4T Holdings Corp. - Delayed Draw Term Loan	Commercial & Professional Services	SOFR + 6.00% (1.00% floor)	10.47%	12/28/2026	7,615	7,533	7,615	1.4%
S4T Holdings Corp. - Term Loan	Commercial & Professional Services	SOFR + 6.00% (1.00% floor)	10.47%	12/28/2026	25,496	25,259	25,496	4.7%
Select Rehabilitation, LLC - Term Loan (10)	Health Care Equipment & Services	SOFR + 8.50% (1.00% floor)	12.96%	10/19/2027	19,697	18,724	15,225	2.8%
Senior Support Holdings (Franchise) Acquisition, Inc. - Delayed Draw Term Loan (4)	Health Care Equipment & Services	SOFR + 5.25% (1.00% floor)	9.60%	3/20/2030	-	(16)	-	0.0%
Senior Support Holdings (Franchise) Acquisition, Inc. - Term Loan	Health Care Equipment & Services	SOFR + 5.25% (1.00% floor)	9.60%	3/20/2030	4,258	4,182	4,258	0.8%
Spartan CP, LLC - Delayed Draw Term Loan (4)	Consumer Services	SOFR + 5.75% (1.00% floor)	10.11%	6/28/2029	1,344	1,309	1,344	0.2%
Spartan CP, LLC - Revolving Credit Line (4)	Consumer Services	SOFR + 5.75% (1.00% floor)	10.11%	6/28/2029	-	(9)	-	0.0%
Spartan CP, LLC - Term Loan	Consumer Services	SOFR + 5.75% (1.00% floor)	10.11%	6/28/2029	5,489	5,387	5,489	1.0%
Total Fleet Buyer, LLC - Revolving Credit Line (4)	Capital Goods	SOFR + 4.50% (1.00% floor)	8.95%	7/15/2030	-	(22)	-	0.0%
Total Fleet Buyer, LLC - Term Loan	Capital Goods	SOFR + 4.50% (1.00% floor)	8.95%	7/15/2030	6,859	6,745	6,859	1.3%
VardimanBlack Holdings, LLC - Delayed Draw Term Loan (4)	Health Care Equipment & Services	SOFR + 2.00% PIK + 5.00% Fixed	11.65%	3/18/2027	2,089	2,023	2,328	0.4%
VardimanBlack Holdings, LLC - Term Loan	Health Care Equipment & Services	SOFR + 2.00% PIK + 5.00% Fixed	11.65%	3/18/2027	20,173	17,799	20,173	3.7%
Vecta Holdings, LLC - Revolving Credit Line (4)	Commercial & Professional Services	SOFR + 6.50% (1.00% floor)	11.16%	12/30/2027	742	731	607	0.1%

COMMONWEALTH CREDIT PARTNERS BDC I, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS (CONTINUED)

(amounts in thousands, except per share data)

December 31, 2024

Portfolio Company - Investment (3)(7)(13)	Industry	Spread Above Index	Interest Rate (5)(8)	Maturity Date	Principal / Shares(12)	Amortized Cost	Fair Value	Percentage of Net Assets (2)
Vecta Holdings, LLC - Term Loan	Commercial & Professional Services	SOFR + 6.50% (1.00% floor)	11.15%	12/30/2027	$8,017	$7,911	$6,767	1.2%
West Creek Financial SPV- Debt Facility VI, LLC - Delayed Draw Term Loan (1)(4)	Financial Services	SOFR + 6.75% (1.00% floor)	11.22%	8/31/2027	866	842	854	0.2%
West Creek Financial SPV- Debt Facility VI, LLC - Revolving Credit Line (1)(4)	Financial Services	SOFR + 6.75% (1.00% floor)	11.22%	8/31/2027	1,059	1,039	1,049	0.2%
West Creek Financial SPV- Debt Facility VI, LLC - Term Loan (1)	Financial Services	SOFR + 6.75% (1.00% floor)	11.22%	8/31/2027	5,101	5,026	5,066	0.9%
Whitestone Home Furnishings, LLC - Term Loan	Consumer Durables & Apparel	SOFR + 6.00% (1.00% floor)	10.46%	8/20/2026	14,357	14,242	14,386	2.6%
Total First Lien Senior Secured					668,674	653,266	635,952	116.8%
Total Debt Investments					$668,674	$653,266	$635,952	116.8%

Equity Investments (6)(14)
Preferred Equity
Atlas US Holdings, LP - Class X Preferred Units	Financial Services	15.00% PIK	15.00% PIK	NA	299,552	$300	$410	0.1%
Atlas US Holdings, LP - Class B-2 Units	Financial Services	NA	NA	NA	857,787	873	26	0.0%
EEP-EPS Fund I-A, LP - Series A-1 Preferred Units	Media & Entertainment	NA	NA	NA	887,237	887	621	0.1%
Sea-K Investors, LLC - Preferred Stock (9)(10)(11)	Consumer Durables & Apparel	15.00% PIK	15.00% PIK	NA	3,495	-	-	0.0%
VardimanBlack Holdings, LLC - Preferred Equity (9)(10)	Health Care Equipment & Services	6.00% PIK	6.00% PIK	NA	9,268,770	2,908	2,469	0.5%
Total Preferred Equity						$4,968	$3,526	0.7%

Common Equity
190 Octane Holdings, LLC - Series A-1 units (9)	Consumer Services	NA	NA	NA	223,551	$377	$43	0.0%
Cardiology Partners Co., L.P. - Class O2 Units	Health Care Equipment & Services	NA	NA	NA	142,509	143	124	0.0%
CTM Acquisition, LLC - Class A Units	Media & Entertainment	NA	NA	NA	664,865	665	40	0.0%
Firebirds Intermediate Holdings I, LLC - Class A Units	Consumer Services	NA	NA	NA	590,012	590	508	0.1%
Firebirds Intermediate Holdings I, LLC - Class B Units	Consumer Services	NA	NA	NA	590,012	-	-	0.0%
Kemper Sports Management Holdings, LLC Equity (9)	Consumer Services	NA	NA	NA	610,763	611	1,521	0.3%
Oak Dental Partners Holding Company, LLC - Class C Units (9)	Health Care Equipment & Services	NA	NA	NA	45	344	401	0.1%
Rushmore Lender Co-Invest Blocker, LLC - Common Stock	Health Care Equipment & Services	NA	NA	NA	611,207	627	831	0.2%
SDB Partners Holdco, LLC - Class A (9)	Health Care Equipment & Services	NA	NA	NA	19,103,095	-	-	0.0%
Sea-K Investors, LLC - Common Stock (9)(11)	Consumer Durables & Apparel	NA	NA	NA	97	-	-	0.0%
Senior Support Holdings, LP - Class A-1 (9)	Health Care Equipment & Services	NA	NA	NA	409	409	446	0.1%

COMMONWEALTH CREDIT PARTNERS BDC I, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS (CONTINUED)

(amounts in thousands, except per share data)

December 31, 2024

Portfolio Company - Investment (3)(7)(13)	Industry	Spread Above Index	Interest Rate (5)(8)	Maturity Date	Principal / Shares(12)	Amortized Cost	Fair Value	Percentage of Net Assets (2)
Senior Support Holdings, LP - Class B (9)	Health Care Equipment & Services	NA	NA	NA	409	$-	$69	0.0%
TVG OCM III (FT) Blocker, LLC - Class B Units	Media & Entertainment	NA	NA	NA	2,610	743	-	0.0%
Vistria ESS Holdings, LLC - Equity Units	Commercial & Professional Services	NA	NA	NA	326	326	750	0.1%
Total Common Equity						4,835	4,733	0.9%
Total Equity Investments						9,803	8,259	1.6%
Total Investments						$663,069	$644,211	118.4%

Cash and Cash Equivalents
First American Government Obligations Fund - X Class, 4.47%	Cash Equivalents	NA	NA	NA	4,857	$4,857	$4,857	0.9%
Other cash and cash equivalents	Cash Equivalents	NA	NA	NA	NA	477	477	0.1%
Total Cash and Cash Equivalents						5,334	5,334	1.0%
Total Investments and Cash and Cash Equivalents						$668,403	$649,545	119.4%
Liabilities in Excess of Other Assets							$(105,776)	-19.4%
Net Assets							$543,769	100.0%

(1)
The Company deemed this asset to be a “non-qualifying asset” under Section 55(a) of the Investment Company Act of 1940, as amended (the “1940 Act”). Qualifying assets must represent at least 70.0% of the Company’s total assets at the time of acquisition of any additional non-qualifying assets. As of December 31, 2024, 4.50% of the Company’s total assets are represented by investments at fair value that are considered non-qualifying assets.
(2)
Percentages are based on net assets as of December 31, 2024.
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
(5)
The majority of the investments bear interest at a rate that may be determined by reference to Secured Overnight Financing Rate (“SOFR”) and which reset monthly, quarterly, semiannually, or annually. For each, the Company has provided the spread over the reference rate and the current interest rate in effect at the reporting date. As of December 31, 2024, the reference rates for the Company's variable rate loans were the 1 month SOFR at 4.33%, the 3 month SOFR at 4.31%, and the 6 month SOFR at 4.25%. Certain investments are subject to an interest rate floor. For fixed rate loans, a spread above a reference rate is not applicable.
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

December 31, 2024

(9)
Ownership of this investment is through a wholly-owned and consolidated subsidiary.
(10)
Investment is on non-accrual status.
(11)
Investment is deemed an affiliated investment. Affiliated investments generally are defined by the 1940 Act, as investments in portfolio companies in which the Company owns between 5% and 25% of the voting securities. See Note 5 in the accompanying notes to the consolidated financial statements for additional information on transactions in which the portfolio company was an affiliated investment (but not a portfolio company that the Company is deemed to control).
(12)
The total principal amount (in thousands) is presented for debt investments, while the number of shares or units (in whole amounts) owned is presented for equity investments.
(13)
The Company updated certain descriptions of its portfolio companies presented in the consolidated financial statements as of December 31, 2024, to align with the legal issuer name, where applicable. These updates had no impact on the Consolidated Statements of Assets and Liabilities as of December 31, 2024.
(14)
Security acquired in transaction exempt from registration under the Securities Act of 1933, and may be deemed to be “restricted security” under the Securities Act. As of December 31, 2024 the aggregate fair value of these securities is $8,259, or 1.6% of the Company’s net assets. The initial acquisition dates of the restricted securities are as follows:

Portfolio Company — Investment(14)	Initial Acquisition Date
190 Octane Holdings, LLC - Series A-1 units	July 1, 2022
Atlas US Holdings, LP - Class B-2 Units	May 4, 2022
Atlas US Holdings, LP - Class X Preferred Units	May 17, 2023
Cardiology Partners Co., L.P. - Class O2 Units	January 31, 2023
CTM Acquisition, LLC - Class A Units	February 28, 2023
EEP-EPS Fund I-A, LP - Series A-1 Preferred Units	February 24, 2023
Firebirds Intermediate Holdings I, LLC - Class A Units	March 22, 2023
Firebirds Intermediate Holdings I, LLC - Class B Units	March 22, 2023
Kemper Sports Management Holdings, LLC Equity	January 12, 2023
Oak Dental Partners Holding Company, LLC - Class C Units	March 23, 2023
Rushmore Lender Co-Invest Blocker, LLC - Common Stock	November 1, 2021
SDB Partners Holdco, LLC - Class A	March 29, 2024
Sea-K Investors, LLC - Common Stock	November 6, 2023
Sea-K Investors, LLC - Preferred Stock	November 6, 2023
Senior Support Holdings, LP - Class A-1	March 20, 2024
Senior Support Holdings, LP - Class B	March 20, 2024
TVG OCM III (FT) Blocker, LLC - Class B Units	September 29, 2021
VardimanBlack Holdings, LLC - Preferred Equity	March 29, 2024
Vistria ESS Holdings, LLC - Equity Units	December 27, 2021

COMMONWEALTH CREDIT PARTNERS BDC I, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS (CONTINUED)

(amounts in thousands, except per share data)

December 31, 2024

The following table shows the portfolio composition by industry grouping based on fair value at December 31, 2024:

Industry(1)	Investments and Cash and Cash Equivalents at Fair Value	Percentage of Total Portfolio
Consumer Services	$142,554	21.9%
Health Care Equipment & Services	113,774	17.5%
Financial Services	91,533	14.1%
Media & Entertainment	64,866	10.0%
Software & Services	60,918	9.4%
Capital Goods	52,815	8.1%
Commercial & Professional Services	41,235	6.4%
Consumer Durables & Apparel	23,972	3.7%
Technology Hardware & Equipment	16,294	2.5%
Consumer Staples Distribution & Retail	15,736	2.4%
Materials	7,656	1.2%
Insurance	6,414	1.0%
Cash and Cash Equivalents	5,334	0.8%
Transportation	4,286	0.7%
Telecommunication Services	2,158	0.3%
	$649,545	100.0%

(1)
The company reclassified certain industry groupings of its portfolio companies presented in the consolidated financial statements as of December 31, 2024 to align with Global Industry Classification Standards (“GICS”), where applicable. These reclassifications had no impact on the Consolidated Statements of Assets and Liabilities as of December 31, 2024.

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

(1)
The Company deemed this asset to be a “non-qualifying asset” under Section 55(a) of the 1940 Act. Qualifying assets must represent at least 70.0% of the Company’s total assets at the time of acquisition of any additional non-qualifying assets. As of December 31, 2023, 4.32% of the Company’s total assets are represented by investments at fair value that are considered non-qualifying assets.
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

COMMONWEALTH CREDIT PARTNERS BDC I, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS (CONTINUED)

(amounts in thousands, except per share data)

December 31, 2023

The following table shows the portfolio composition by industry grouping based on fair value at December 31, 2023:

Industry	Investments at Fair Value	Percentage of Total Portfolio
Consumer Services	$161,594	26.1%
Diversified Financials	78,285	12.7
Health Care Providers & Services	69,951	11.3
Health Care Equipment & Services	55,436	9.0
Commercial & Professional Services	40,839	6.6
Technology Hardware & Equipment	40,148	6.5
Capital Goods	35,936	5.8
Media	34,098	5.5
Industrials	28,537	4.6
Health Care Technology	26,477	4.3
Consumer Durables & Apparel	26,180	4.2
Software & Services	21,095	3.4
	$618,576	100%

The accompanying notes are an integral part of these consolidated financial statements.

COMMONWEALTH CREDIT PARTNERS BDC I, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts, percentages, and as otherwise indicated)

December 31, 2024

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

The Company conducts private placements of shares of its common stock, par value $0.001 per share (the “Common Stock” or “Shares”), to investors in reliance on exemptions from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”). Each investor in the private placement made a capital commitment (the “Capital Commitments”) to purchase shares of Common Stock pursuant to a subscription agreement (a “Subscription Agreement”). Investors are required to make capital contributions to purchase additional shares of Common Stock (the “Drawdown Purchase Price”) each time the Company delivers a drawdown notice (the “Drawdown Notice”), which are delivered at least ten business days prior to the required funding date, in an aggregate amount not to exceed their respective Capital Commitments.

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

Note 2—Summary of Significant Accounting Policies

Basis of Presentation

The Company’s consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the U.S. (“GAAP”) and include the accounts of the Subsidiaries. The Company is an investment company following accounting and reporting guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification Topic 946, Financial Services—Investment Companies (“ASC 946”). The Company consolidates its wholly-owned direct subsidiaries, CCP BDC Blocker I, LLC, CCP BDC Blocker II, LLC, CCP Blocker III, LLC, and CCP BDC California LLC.

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

The Company reclassified certain industry groupings of its portfolio companies presented in the accompanying consolidated financial statements as of December 31, 2024 to align with the recently updated Global Industry Classification Standards (“GICS”), where applicable. These reclassifications had no impact on the Consolidated Statements of Assets and Liabilities as of December 31, 2024.

The Company updated certain descriptions of its portfolio companies presented in the consolidated financial statements as of December 31, 2024, to align with the legal issuer name, where applicable. These updates had no impact on the Consolidated Statements of Assets and Liabilities as of December 31, 2024.

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

The Investment Adviser values the Company’s portfolio investments on a quarterly basis, or more frequently if required under the 1940 Act. For purposes of the 1940 Act, the Company’s board of directors (“Board”) has designated the Investment Adviser as the Company’s valuation designee under Rule 2a-5 under the 1940 Act (the “Valuation Designee”). The Board provides oversight of the Investment Adviser’s fair value determinations of the Company’s portfolio investments on a quarterly basis in good faith, including investments that are not publicly traded and those whose market prices are not readily available. Security transactions are accounted for on a trade date basis.

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

3)
Investments for which quotations are not readily available through exchanges, pricing services, brokers, or dealers are valued through a multi- step valuation process:

a) Each portfolio company or investment is initially valued by the personnel of the Valuation Agent, in consultation with the investment professionals of the Investment Adviser; and

b) Preliminary valuation conclusions will then be documented and discussed with the Company's senior management.

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

Investment Classification

The Company classifies its investments in accordance with the requirements of the 1940 Act. Under the 1940 Act, “Control” is defined as the power to exercise a controlling influence over the management or policies of a company, unless such power is solely the result of an official position with such company. In addition, in accordance with Section 2(a)(9) of the 1940 Act, any person who owns beneficially, either directly or through one or more controlled companies, more than 25% of the voting securities of a company shall be presumed to control such company. Any person who does not so own more than 25% of the voting securities of any company shall be presumed not to control such company. Any person who does not so own more than 25% of the voting securities of any company and/or does not have the power to exercise control over the management or policies of such portfolio company shall be presumed not to control such company. Consistent with the 1940 Act, “affiliated investments” are defined as those investments in companies in which the Company owns 5% or more of the voting securities. Consistent with the 1940 Act, “non-affiliated investments” are defined as investments that are neither control investments nor affiliated investments. As of December 31, 2024 and as of December 31, 2023, the Company did not “control” and was not an “affiliated person” of any of its portfolio companies, each as defined in the 1940 Act, except as noted as of December 31, 2024 and 2023 in the consolidated schedules of investments.

Cash and Cash Equivalents

Cash and cash equivalents include cash held in banks and short-term, liquid investments in a money market deposit account. Cash and cash equivalents are carried at cost which approximates fair value. The Company deposits at financial institutions for its cash and cash equivalents may exceed FDIC insured limits under applicable law.

The Company considers all highly liquid investments with a maturity of three months or less, when acquired, to be cash equivalents. As of December 31, 2024 and 2023, the Company held cash and cash equivalents in the form of money market fund shares held in First American Government Obligations Fund and other cash and cash equivalents with a fair value of $4.9 million and $2.5 million, respectively, representing 0.89% and 0.47%, respectively, of the Company’s net assets. Cash equivalents in the form of money market fund shares are valued at their reported net asset value (generally $1 per share) on the measurement date, and are categorized within Level 1 of the fair value hierarchy under ASC 820, as inputs in the valuation are observable.

Organizational Expenses and Offering Costs

The Company bore the organizational expenses and offering costs incurred in connection with the formation of the Company and the offering of its Shares, including the out-of-pocket expenses of the Investment Adviser and its agents and affiliates. In addition, the Company will reimburse the Investment Adviser for the organizational expenses and offering costs it incurs on the Company’s behalf. For the period from the Inception Date through December 31, 2024, the Company had incurred $0.48 million of organizational costs. If actual organizational expenses and offering costs incurred exceed $0.75 million, the Investment Adviser or its affiliate bear the excess costs.

Organizational expenses consist of costs incurred to establish the Company and enable it legally to do business. Organization costs are expensed as incurred. Offering costs consist of costs incurred in connection with the offering of Shares of the Company. Offering costs are capitalized as a deferred charge and amortized to expense on a straight-line basis over 12 months from the inception date. There were no organizational or offering costs for the years ended December 31, 2024 and 2023. As of December 31, 2024 and 2023, no offering costs were deferred.

Deferred Financing Costs

Financing costs incurred in connection with the Company’s credit facilities are capitalized and amortized into expense using the straight-line method, which approximates the effective yield method over the life of the respective facility. See Note 6—Borrowings.

Revenue Recognition

Interest Income

Interest income, adjusted for amortization of premium and accretion of discount, is recorded on an accrual basis. Discount and premium on investments purchased are accreted/amortized over the expected life of the respective investment using the effective yield method. Loan origination fees, original issue discount (“OID”) and market discounts or premiums are capitalized and amortized into interest income using the effective interest method. Upon prepayment of a loan or debt security, any prepayment premiums, unamortized upfront loan origination fees and unamortized discounts are recorded as interest income. The Company may have loans in its portfolio that contain a payment-in-kind (“PIK”) interest provision. PIK interest is accrued and recorded as income at the contractual rates, if deemed collectible. The PIK interest is added to the principal balance on the capitalization date and is generally due at maturity or when deemed by the issuer. For the years ended December 31, 2024, 2023 and 2022, the Company recognized PIK interest from investments of $1.9 million, $447.0 thousand, and $0, respectively, which is included in interest income on the Consolidated Statements of Operations.

Fee Income

Fee income, such as structuring fees, loan monitoring, amendment, syndication, commitment, termination, and other loan fees are recognized as income when earned, either upon receipt or amortized into fee income. Upon the re-payment of a loan or debt security, any prepayment penalties and unamortized loan fees are recorded as fee income.

Non-accrual

Investments may be placed on non-accrual status when principal or interest payments are past due and/or when there is reasonable doubt that principal or interest will be collected. Accrued cash and PIK interest is generally reversed when an investment is placed on non-accrual status. Interest payments received on non-accrual investments may be recognized as income or applied to principal depending upon management’s judgment of the ultimate outcome. Non-accrual investments are restored to accrual status when past due principal and interest is paid and, in management’s judgment, are likely to remain current.

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

Income Taxes

The Company has elected to be treated for federal income tax purposes, and intends to qualify annually, as a RIC under Subchapter M of the Code and intends to operate in a manner so as to qualify for the tax treatment applicable to RICs. Generally, a corporation can qualify as a RIC if it distributes dividends for federal income tax purposes to stockholders in an amount generally equal to at least 90% of “investment company taxable income,” as defined in the Code, and determined without regard to any deduction for dividends paid. Distributions declared prior to the filing of the previous year’s tax return and paid up to twelve months after the previous tax year can be carried back to the prior tax year in determining the distributions paid in such tax year. The Company intends to make sufficient distributions to maintain its ability to be subject to be taxed as a RIC each year. The Company will be subject to a 4.0% nondeductible U.S. federal excise tax on certain undistributed income unless the Company distributes, in a timely manner as required by the Code, an amount at least equal to the sum of (1) 98.0% of its respective net ordinary income earned for the calendar year and (2) 98.2% of its respective capital gain net income for the one-year period ending October 31 in the calendar year, plus any net ordinary income or capital gain net income not distributed in previous years.

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

Segment Reporting

In accordance with ASC Topic 280 - Segment Reporting (“ASC 280”), the Company has determined that it has a single operating and reporting segment. As a result, the Company’s segment accounting policies are the same as described herein and the Company does not have any intra-segment sales and transfers of assets.

The Company operates through a single operating and reporting segment with an investment objective to generate current income and capital appreciation primarily by investing in middle-market companies. The chief operating decision maker (the “CODM”) is comprised of the Company’s chief executive officer and chief financial officer. The CODM assesses the performance and makes operating decisions for the Company primarily based on the Company’s change in net assets resulting from operations. In addition to other factors and metrics, the CODM utilizes the Company’s net assets, total return, and ratios of expenses to average net assets as a key metric in reviewing the performance of the Company. As the Company’s operations comprise a single reporting segment, the segment assets are reflected on the accompanying Consolidated Statement of Assets and Liabilities as “total assets” and the significant segment expenses are listed on the Consolidated Statement of Operations.

Recent Accounting Standards Update

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280), which improves reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The amendments are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The Company has adopted ASU 2023-07 effective December 31, 2024, and concluded that the application of this guidance did not have any material impact on its consolidated financial statements.

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

The following table presents fair value measurements of investments and cash equivalents, by major class, as of December 31, 2024, according to the fair value hierarchy:

	Fair Value Measurements
	Level 1	Level 2	Level 3	Totals
First Lien Senior Secured	$—	$—	$635,952	$635,952
Equity	—	—	8,259	8,259
Cash and cash equivalents	5,334	—	—	5,334
Total	$5,334	$—	$644,211	$649,545

The following table presents fair value measurements of investments, by major class, as of December 31, 2023, according to the fair value hierarchy:

	Fair Value Measurements
	Level 1	Level 2	Level 3	Totals
First Lien Senior Secured	$—	$—	$612,403	$612,403
Equity	—	—	6,173	6,173
Total	$—	$—	$618,576	$618,576

The following table provides a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the year ended December 31, 2024:

	First Lien Senior Secured	Equity	Total
Balance as of December 31, 2023	$612,403	$6,173	$618,576
Purchases and other adjustments to cost	136,966	628	137,594
Sales and repayments	(99,178)	—	(99,178)
Transfers in (a)	16,555	2,908	19,463
Transfers out (a)	(19,463)	—	(19,463)
Net realized gain/(loss) on investments	(6,262)	—	(6,262)
Net change in unrealized gain/(loss) on investments	(8,093)	(1,450)	(9,543)
Net accretion of discount on investments	3,024	—	3,024
Balance as of December 31, 2024	$635,952	$8,259	$644,211
Net change in unrealized gain/loss for the period relating to those Level 3 assets that were still held by the Company at the end of the period:	$(11,582)	$(1,450)	$(13,032)

(a) During the year ended December 31, 2024, as a result of an investment restructuring, $9.3 million of senior secured debt was exchanged for equity with a fair market value of $2.9 million.

The following table provides a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the year ended December 31, 2023:

	First Lien Senior Secured	Equity	Total
Balance as of December 31, 2022	$352,041	$3,193	$355,234
Purchases and other adjustments to cost	302,416	3,449	305,865
Sales and repayments	(38,697)	—	(38,697)
Net realized gains	(3,322)	(732)	(4,054)
Net change in unrealized gain/(loss) on investments	(2,099)	263	(1,836)
Net accretion of discount on investments	2,064	—	2,064
Balance as of December 31, 2023	$612,403	$6,173	$618,576
Net change in unrealized gain/loss for the period relating to those Level 3 assets that were still held by the Company at the end of the period:	$(2,293)	$(263)	$(2,556)

Purchases represent the acquisition of new investments at cost, and PIK capitalization. Sales and repayments represent principal payments received during the period. For the years ended December 31, 2024 and 2023, there were no transfers between levels of the fair value hierarchy.

Significant Unobservable Inputs

The following table summarizes the significant unobservable inputs used to value Level 3 investments as of December 31, 2024. The table is not intended to be all-inclusive, but instead identifies the significant unobservable inputs relevant to the determination of fair values.

				Selected Input Range
Asset Category	Fair Value	Primary Valuation Technique	Unobservable Inputs	Minimum		Maximum		Weighted Average (a)
First Lien Senior Secured	$580,106	Discounted Cash Flow	Discount Rate	8.2%		22.0%		11.3%
Equity	401	Discounted Cash Flow	Discount Rate	26.9%		26.9%		26.9%
First Lien Senior Secured	46,260	Market Comparables	EBITDA Multiple	5.5	x	12.5	x	9.5	x
Equity	7,027	Market Comparables	EBITDA Multiple	5.5	x	15.8	x	12.2	x
First Lien Senior Secured	9,586	Market Comparables	Revenue Multiple	0.5	x	0.7	x	0.6	x
Equity	831	Market Comparables	Revenue Multiple	0.5	x	3.6	x	3.5	x
Total	$644,211

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

There were no significant changes in valuation approach or technique as of December 31, 2024 and 2023.

Level 3 inputs to the valuation methodology are unobservable and significant to overall fair value measurement. The inputs into the determination of fair value require significant management judgment or estimation. Financial instruments that are included in this category include investments in privately held entities where the fair value is based on unobservable inputs.

The income and market approaches were used in the determination of fair value of certain Level 3 assets as of December 31, 2024 and 2023. The significant unobservable inputs used in the income approach are the discount rate or market yield used to discount the estimated future cash flows expected to be received from the underlying investment, which include both future principal and interest payments and any other end of term fees, as applicable. Included in the consideration and selection of discount rates are factors such as risk of default, interest rate risk, and changes in credit quality. The significant unobservable inputs used in the market approach are based on market comparable transactions and market multiples of publicly traded comparable companies. Increases or decreases in the valuation multiples in isolation may result in higher or lower fair value measurement, respectively, and increases or decreases in the discount rate in isolation may result in lower or higher fair value measurement, respectively.

As of December 31, 2024 and 2023, the Company had four and two portfolio companies, respectively, on a non-accrual status. Refer to Note 2—Summary of Significant Accounting Policies—for additional details regarding the Company’s non-accrual policy. The following table shows the amortized cost and fair value of the Company's performing and non-accrual investments as of December 31, 2024 and 2023:

	December 31, 2024		December 31, 2023
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Performing	$614,567	$614,653	$585,921	$584,075
Non-accrual	48,502	29,558	41,970	34,501
Total	$663,069	$644,211	$627,891	$618,576

For discussion of the fair value measurement of the Company’s borrowings, refer to Note 6—Borrowings.

Note 4—Related Party Transactions

Investment Advisory Agreement

On June 29, 2023, the Company entered into an amended and restated investment advisory and management agreement (the “Investment Advisory Agreement”) with the Investment Adviser, following approval by the Company’s stockholders by unanimous written consent. The terms of the Investment Advisory Agreement became effective on July 1, 2023, and did not impact Management Fees (as defined below) paid in prior periods. The Investment Advisory Agreement, among other things, clarified the methodology for calculating the Management Fee payable to the Investment Adviser during and after the Investment Period (as defined in the Investment Advisory Agreement).

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

The table set forth below shows the following quarterly fee percentages shall be payable with respect to the Company’s Target Adjusted Average Assets through the end of the Investment Period:

Quarter Ending	Quarter	Target Adjusted Average Assets Invested ($ in millions) [1]	Quarterly Management Fee Percentage	Quarterly Dollar Amount ($ in millions) [2]
September 30, 2021	1	$80	1%	$0.20
December 31, 2021	2	$160	1%	$0.40
March 31, 2022	3	$240	1%	$0.60
June 30, 2022	4	$320	1%	$0.80
September 30, 2022	5	$400	1%	$1.00
December 31, 2022	6	$480	1%	$1.20
March 31, 2023	7	$560	1%	$1.40
June 30, 2023	8	$640	1%	$1.60
September 30, 2023	9	$650	1%	$1.625
December 31, 2023	10	$650	1%	$1.625
March 31, 2024	11	$726	1%	$1.82
June 30, 2024	12	$740	1%	$1.85
September 30, 2024	13	$751	1%	$1.88
December 31, 2024	14 and beyond [3]	$754	1%	$1.88

(1)
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
(3)
Effective after the quarter ended December 31, 2024, Target Adjusted Average Assets Invested will increase each quarter to include reinvested dividends from the DRIP.

For the years ended December 31, 2024, 2023 and 2022, the Company incurred $6.36 million, $5.41 million, and $2.72 million, respectively, in Management Fees under the Investment Advisory Agreement.

The Investment Adviser has chosen to voluntarily waive $0, $0, and $0.12 million of management fees earned in accordance with the Investment Advisory Agreement for the years ended December 31, 2024, 2023 and 2022, respectively. Any fees waived under the Investment Advisory Agreement are not subject to reimbursement to the Investment Adviser.

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

“Total Return” means the sum of the Company’s net investment income with legal and other expenses incurred in connection with the Company’s formation and organization and the offering of its shares (amortized ratably over a three-year period for the purposes of this calculation) in respect of the relevant Measurement Period and the Company’s realized and unrealized capital gains less realized and unrealized capital losses in respect of the relevant Measurement Period.

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

For the years ended December 31, 2024, 2023 and 2022, the Company incurred $1.59 million, $2.14 million and $0, respectively, in incentive fees under the Investment Advisory Agreement.

The Investment Adviser has chosen to voluntarily waive $0, $63.13 thousand, and $0, respectively, of incentive fees in accordance with the Investment Advisory Agreement for the years ended December 31, 2024, 2023 and 2022. Any fees waived under the Investment Advisory Agreement are not subject to reimbursement to the Investment Adviser.

Administration Agreement

The Company has entered into an administration agreement (the “Administration Agreement”) with Commonwealth Credit Advisors LLC, a Delaware limited liability company (in such capacity, the “Administrator”), under which the Administrator provides administrative services for the Company, including arranging office facilities for the Company and providing office equipment and clerical, bookkeeping and recordkeeping services at such facilities. Under the Administration Agreement, the Administrator also performs, or oversees the performance of, the Company's required administrative services, which includes being responsible for the financial records which the Company is required to maintain and preparing reports to the Company's stockholders and reports filed with the SEC and providing the services of the Company's chief financial officer, chief compliance officer, and their respective staffs. In addition, the Administrator will assist the Company in determining and in publishing the Company's net asset value, overseeing the preparation and filing of tax returns and the preparation and dissemination of reports to the Company's Stockholders, and generally overseeing the payment of the Company's expenses and the performance of administrative and professional services rendered to the Company by others. The Administrator may also provide on the Company's behalf managerial assistance to the Company's portfolio companies.

The Administrator has hired a third-party sub-administrator (the "Sub-Administrator") to assist with the provision of administration services. For the years ended December 31, 2024, 2023 and 2022, the Company incurred $0.40 million, $0.31 million, and $0.18 million, respectively, in administrative service fees under the administration agreement, payable to the sub-administrator. Administration service fees are included in other general and administrative expenses on the Statements of Operations.

Management Consulting Services

Operating Advisory Group, LLC (“OAG”), is a consulting firm that exclusively provides management consulting services, substantially all of which are provided to portfolio companies of Comvest Partners’ affiliated funds investing in a control equity strategy. An affiliate of the Investment Adviser also engages OAG to provide assistance with certain discrete diligence and other matters in connection with the Company’s investing activities. For the years ended December 31, 2024, 2023 and 2022, OAG charged $13 thousand, $16 thousand, and $11 thousand, respectively, for due diligence services which were paid by portfolio companies of the Company. In addition, for the years ended December 31, 2024, 2023 and 2022, OAG charged the Company $0.4 thousand, $0 thousand, and $2 thousand, respectively, for diligence expense which were paid by the Company. While neither the Company nor any of its affiliates or personnel own or share in any portion of the economics received by OAG, an affiliate of the Investment Adviser has been granted an option to acquire the shares of OAG’s parent company at a nominal value.

Co-Investment Relief

The 1940 Act generally prohibits BDCs from entering into negotiated co-investments with affiliates absent an order from the SEC. On August 2, 2021, the SEC granted the Company exemptive relief (the “Order”) that allows it to enter into certain negotiated co-investment transactions alongside other funds managed by the Investment Adviser or its affiliates (“Affiliated Funds”) in a manner consistent with its investment objective, positions, policies, strategies, and restrictions as well as regulatory requirements and other pertinent factors, subject to compliance with the conditions of the Order. Pursuant to the Order, the Company is permitted to co-invest with its affiliates if, among other things, a “required majority” (as defined in Section 57(o) of the 1940 Act) of the Company’s Independent Directors make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the transactions, including the consideration to be paid, are reasonable and fair to the Company and the Company’s stockholders and do not involve overreaching in respect of the Company or the Company’s stockholders on the part of any person concerned, and (2) the transaction is consistent with the interests of the Company’s stockholders and is consistent with the Company’s investment objective and strategies. On August 29, 2024, the Company filed an application for an order which amends certain terms of the Order pursuant to Sections 17(d) and 57(i) of the 1940 Act and Rule 17d-1 thereunder, permitting certain joint transactions otherwise prohibited by Sections 17(d) and 57(a)(4) of the 1940 Act (the “Exemptive Application”). On February 3, 2025, the Company filed an amendment to the Exemptive Application.

Note 5—Transactions with Affiliated Investments

An affiliated investment is an investment in which the Company has an ownership interest of 5% or more of its voting securities. A controlled affiliate investment is an investment which the Company has an ownership interest of more than 25% of its voting securities. Please see the Company's consolidated schedule of investments for the type of investment, principal amount/ shares, interest rate including the spread, and the maturity date. Transactions related to the Company's investments with affiliates for the year ended December 31, 2024, were as follows:

Portfolio Company	Type of Asset	Amount of interest included in income	Beginning Fair Value at December 31, 2023	Gross additions(1)	Gross reductions(2)	Realized Gain/(Loss)	Change in Unrealized Gain (Loss)	Fair Value at December 31, 2024
Affiliated investments:
Kent Water Sports Holdings, LLC - Delayed Draw Loan Last-Out	First Lien Senior Secured	$—	$8,176	$—	$—	$—	$(4,846)	$3,330
Kent Water Sports Holdings, LLC - Delayed Draw Loan First-Out	First Lien Senior Secured	752	3,662	2,092	—	—	502	$6,256
Sea-K Investors, LLC	Preferred Equity	—	—	—	—	—	—	—
Sea-K Investors, LLC	Common Equity	—	—	—	—	—	—	—
Total Affiliated Investments		$752	$11,838	$2,092	$—	$—	$(4,344)	$9,586

(1)
Gross additions include increases in the cost basis of investments resulting from new portfolio investments, PIK interest or dividends, the amortization of unearned income, the exchange of one or more existing securities for one or more new securities, and the movement of an existing portfolio company into this category from a different category.

(2)
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

The Goldman Credit Facility is uncommitted and matures on the earlier of (i) the date on which either the Company or lender provide written notice of termination to the other party and (ii) the date that is 30 days prior to the last date on which the Company may issue capital drawdowns to its investors. Under the Goldman Credit Facility, the Company is permitted to borrow up to the lesser of $130 million and the Borrowing Base. The “Borrowing Base” is based upon the unfunded capital commitments of certain subscribed investors in the Company that have been approved by Goldman Sachs and meet certain criteria. The advance rate for such investors is currently 90%. The “Borrowing Base” was $130 million at December 31, 2024 and 2023. The Goldman Credit Facility contains certain customary affirmative and negative covenants and events of default. The Goldman Credit Facility bears interest at a rate Term SOFR + 2.82% per annum.

The weighted average annualized interest cost (excluding amortization of deferred financing costs and other fees) for all borrowings for the years ended December 31, 2024, 2023 and 2022, was 7.97%, 7.96%, and 5.08%, respectively. The average daily debt outstanding for the years ended December 31, 2024, 2023 and 2022, was $93.4 million, $69.4 million, and $53.49 million, respectively. The maximum debt outstanding for the years ended December 31, 2024, 2023 and 2022, was $111.1 million, $101.5 million, and $122 million, respectively.

The following table represents borrowings as of December 31, 2024:

	Total Aggregate Borrowing Capacity	Total Principal Outstanding	Less Deferred Financing Costs	Amount per Statements of Assets and Liabilities
Goldman Credit Facility	$130,000	$111,100	$18	$111,082
Total	$130,000	$111,100	$18	$111,082

The following table represents interest and debt fees for the year ended December 31, 2024:

	Interest Rate(2)	Interest Expense	Deferred Financing Costs (1)	Other Fees (1)
Goldman Credit Facility	SOFR + 2.82%	$7,568	$32	$130
Total		$7,568	$32	$130

(1)
Amortization of deferred financing costs and other fees are included in interest expense on the Consolidated Statements of Operations.
(2)
As of December 31, 2024, the 1-month SOFR rate was 4.33%.

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
(2)
As of December 31, 2022, the 1-month SOFR rate was 4.36%.

At December 31, 2024 and 2023, the carrying amount of the Company’s secured borrowings on the Goldman Sachs Credit Facility approximated their fair value in accordance with ASC 820. As of December 31, 2024 and 2023, the fair value of the Company’s borrowings are deemed to be a Level 3 measurement, as defined in Note 3—Fair Value of Financial Instruments.

Note 7—Commitments and Contingencies

Commitments

In the ordinary course of business, the Company may enter into future funding commitments. As of December 31, 2024 and 2023, the Company had unfunded commitments on delayed draw term loans and revolving credit lines of $48.7 million and $58.4 million, respectively. The Company maintains sufficient cash on hand, unfunded Capital Commitments, and available borrowings from the Goldman Credit Facility to fund such unfunded commitments.

As of December 31, 2024, the Company’s unfunded commitments consisted of the following:

Portfolio Company Name	Investment Type	Commitment Type	Unfunded Commitments
190 Octane Financing, LLC	First Lien Senior Secured	Revolving Credit Line	$468
ACT Acquisition Intermediate Holdco, LLC	First Lien Senior Secured	Revolving Credit Line	697
Allbridge, LLC	First Lien Senior Secured	Delayed Draw Term Loan	201
Allbridge, LLC	First Lien Senior Secured	Revolving Credit Line	201
Atlas US Buyer, LLC	First Lien Senior Secured	Revolving Credit Line	766
Batteries Plus Holding Corporation	First Lien Senior Secured	Revolving Credit Line	2,158
Billhighway, LLC	First Lien Senior Secured	Delayed Draw Term Loan	367

Portfolio Company Name	Investment Type	Commitment Type	Unfunded Commitments
Billhighway, LLC	First Lien Senior Secured	Revolving Credit Line	295
Cardiology Management Holdings, LLC	First Lien Senior Secured	Delayed Draw Term Loan	4,732
CAS Acquisition, LLC	First Lien Senior Secured	Revolving Credit Line	1,167
CheckedUp, Inc	First Lien Senior Secured	Revolving Credit Line	1,131
CTM Group, Inc.	First Lien Senior Secured	Revolving Credit Line	295
Discovery SL Management, LLC	First Lien Senior Secured	Delayed Draw Term Loan	1,814
Discovery SL Management, LLC	First Lien Senior Secured	Revolving Credit Line	363
Drive Assurance Corporation	First Lien Senior Secured	Delayed Draw Term Loan	377
Engineered Films Acquisition Inc.	First Lien Senior Secured	Revolving Credit Line	2,111
EPS Operations, LLC	First Lien Senior Secured	Revolving Credit Line	1,774
Fiesta Holdings, LLC	First Lien Senior Secured	Revolving Credit Line	749
Firebirds Buyer, LLC	First Lien Senior Secured	Delayed Draw Term Loan	691
Firebirds Buyer, LLC	First Lien Senior Secured	Revolving Credit Line	864
Hasa Acquisition, LLC	First Lien Senior Secured	Delayed Draw Term Loan	1,616
Hasa Acquisition, LLC	First Lien Senior Secured	Revolving Credit Line	1,553
Hornblower Sub LLC	First Lien Senior Secured	Revolving Credit Line	313
Kemper Sports Management, LLC	First Lien Senior Secured	Revolving Credit Line	1,676
Military Retail Solutions, LLC	First Lien Senior Secured	Revolving Credit Line	918
Military Retail Solutions, LLC	First Lien Senior Secured	Delayed Draw Term Loan	1,835
Mollie Funding II, LLC	First Lien Senior Secured	Delayed Draw Term Loan	576
Mollie Funding II, LLC	First Lien Senior Secured	Revolving Credit Line	334
Narcote, LLC	First Lien Senior Secured	Revolving Credit Line	1,360
Oak Dental Partners	First Lien Senior Secured	Delayed Draw Term Loan	2,066
Oak Dental Partners	First Lien Senior Secured	Revolving Credit Line	516
OAO Acquisitions, Inc.	First Lien Senior Secured	Revolving Credit Line	659
OmniMax International, LLC	First Lien Senior Secured	Delayed Draw Term Loan	843
OneCare Media, LLC	First Lien Senior Secured	Revolving Credit Line	617
Pansophic Learning US, LLC	First Lien Senior Secured	Delayed Draw Term Loan	566
PDDS Holdco, Inc.	First Lien Senior Secured	Delayed Draw Term Loan	1,038
PJW Ultimate Holdings, LLC	First Lien Senior Secured	Revolving Credit Line	952
Restaurant Holding Company, LLC	First Lien Senior Secured	Delayed Draw Term Loan	2,136
Rushmore Intermediate II, LLC	First Lien Senior Secured	Revolving Credit Line	1,344
Senior Support Holdings (Franchise) Acquisition, Inc.	First Lien Senior Secured	Delayed Draw Term Loan	1,839
Spartan CP, LLC	First Lien Senior Secured	Delayed Draw Term Loan	1,159
Spartan CP, LLC	First Lien Senior Secured	Revolving Credit Line	502
Total Fleet Buyer, LLC	First Lien Senior Secured	Revolving Credit Line	1,390
VardimanBlack Holdings, LLC	First Lien Senior Secured	Delayed Draw Term Loan	303
Vecta Holdings, LLC	First Lien Senior Secured	Revolving Credit Line	124
West Creek Financial SPV - Debt Facility VI, LLC	First Lien Senior Secured	Delayed Draw Term Loan	866
West Creek Financial SPV - Debt Facility VI, LLC	First Lien Senior Secured	Revolving Credit Line	385
Total			$48,707

As of December 31, 2023, the Company’s unfunded commitments consisted of the following:

Portfolio Company Name	Investment Type	Commitment Type	Unfunded Commitments
190 Octane Financing	First Lien Senior Secured	Revolving Credit Line	$571
ACT Acquisition	First Lien Senior Secured	Delayed Draw Loan	1,703
ACT Acquisition	First Lien Senior Secured	Revolving Credit Line	774
Aurora Solutions LLC	First Lien Senior Secured	Revolving Credit Line	766
Batteries Plus Holding Corporation	First Lien Senior Secured	Revolving Credit Line	2,158
BKH	First Lien Senior Secured	Delayed Draw Loan	2,136
Cardiovascular Logistics	First Lien Senior Secured	Delayed Draw Loan	4,733
CreditAssociates, LLC	First Lien Senior Secured	Delayed Draw Loan	1,167
CheckedUp	First Lien Senior Secured	Delayed Draw Loan	1,753
CheckedUp	First Lien Senior Secured	Revolving Credit Line	264
Educators Publishing Service	First Lien Senior Secured	Revolving Credit Line	1,774
Fiesta Holdings	First Lien Senior Secured	Revolving Credit Line	923
Firebirds	First Lien Senior Secured	Delayed Draw Loan	1,382
Firebirds	First Lien Senior Secured	Revolving Credit Line	691
Hasa	First Lien Senior Secured	Delayed Draw Loan	1,616
Hasa	First Lien Senior Secured	Revolving Credit Line	1,367
Kemper Sports Management	First Lien Senior Secured	Delayed Draw Loan	983
Kemper Sports Management	First Lien Senior Secured	Revolving Credit Line	1,676
MerchantWise Solutions, LLC	First Lien Senior Secured	Delayed Draw Loan	403
MerchantWise Solutions, LLC	First Lien Senior Secured	Revolving Credit Line	1,311
Mollie Funding II LLC	First Lien Senior Secured	Delayed Draw Loan	576
Mollie Funding II LLC	First Lien Senior Secured	Revolving Credit Line	910
Narcote, LLC	First Lien Senior Secured	Revolving Credit Line	218
National Debt Relief	First Lien Senior Secured	Revolving Credit Line	2,189
Nuspire, LLC	First Lien Senior Secured	Revolving Credit Line	879
Oak Dental	First Lien Senior Secured	Delayed Draw Loan	7,334
Oak Dental	First Lien Senior Secured	Revolving Credit Line	516
OAO Acquisitions	First Lien Senior Secured	Delayed Draw Loan	1,317
OAO Acquisitions	First Lien Senior Secured	Revolving Credit Line	659
OneCare Media, LLC	First Lien Senior Secured	Revolving Credit Line	2,056
PJW Ultimate Holdings LLC	First Lien Senior Secured	Revolving Credit Line	1,647
Planet DDS	First Lien Senior Secured	Delayed Draw Loan	756
Raven Engineered Films, Inc.	First Lien Senior Secured	Revolving Credit Line	3,770
Rushmore Intermediate	First Lien Senior Secured	Delayed Draw Loan	175
Rushmore Intermediate	First Lien Senior Secured	Revolving Credit Line	1,344
Vecta Environmental Services	First Lien Senior Secured	Delayed Draw Loan	2,473
Vecta Environmental Services	First Lien Senior Secured	Revolving Credit Line	618
Venu+	First Lien Senior Secured	Revolving Credit Line	369
West Creek Financial SPV	First Lien Senior Secured	Delayed Draw Loan	1,203
Wilnat, Inc.	First Lien Senior Secured	Revolving Credit Line	1,235
Total			$58,395

The unrealized appreciation or depreciation associated with unfunded portfolio company commitments is recorded in the consolidated financial statements and reflected as an adjustment to the valuation of the related security in the Consolidated Schedule of Investments as of December 31, 2024 and 2023. The par amount of the unfunded portfolio company commitments is not recognized by the Company until the commitment is funded.

The Company’s investment portfolio may contain debt investments which are in the form of lines of credit or delayed draw commitments, which require us to provide funding when requested by portfolio companies in accordance with underlying loan agreements. In instances where the underlying company experiences material adverse effects that would impact the financial condition or business outlook of the company, there is relief to the Company from funding obligations for previously made commitments. Unfunded portfolio company commitments may expire without being drawn upon, and therefore, do not necessarily represent future cash requirements or future earning assets for the Company. The Company believes that it maintains sufficient liquidity in the form of cash, financing capacity and unfunded capital commitments ("Capital Commitments") from its investors to cover any outstanding unfunded portfolio company commitments it may be required to fund.

Litigation and Regulatory Matters

In the ordinary course of its business, the Company, its wholly-owned direct subsidiaries, the Investment Adviser and the Administrator may become subject to litigation, claims, and regulatory matters. The Company has no knowledge of material legal or regulatory proceedings pending or known to be contemplated against the Company, Investment Adviser and Administrator at this time.

Indemnifications

In the ordinary course of its business, the Company may enter into contracts or agreements that contain indemnifications or warranties. Future events could occur that lead to the execution of these provisions against the Company. Based on its history and experience, management believes that the likelihood of a material such event is remote.

Note 8—Capital

Investor Commitments

As of December 31, 2024, the Company had $656.6 million, in Capital Commitments, of which $186.6 million, were unfunded. As of December 31, 2023, the Company had $656.6 million, in Capital Commitments, of which $186.6 million, were unfunded.

Capital Drawdowns

There were no shares issued related to capital drawdowns for the year ended December 31, 2024.

The following table summarizes the total shares issued and net proceeds (in thousands) through the DRIP for the year ended December 31, 2024:

Share Issue Date	Shares Issued	Net Proceeds
March 28, 2024	13,657	$13,139
June 28, 2024	15,796	15,150
September 27, 2024	2,722	2,596
December 30, 2024	2,635	2,477
Total Shares Issued	34,810	$33,362

The following table summarizes the total shares issued and net proceeds related to capital drawdowns for the year ended December 31, 2023:

Share Issue Date	Shares Issued	Net Proceeds
February 24, 2023	87,145	$85,000
June 21, 2023	30,797	30,000
Total Shares Issued	117,942	$115,000

The following table summarizes the total shares issued and net proceeds (in thousands) through the DRIP for the year ended December 31, 2023:

Share Issue Date	Shares Issued	Net Proceeds
March 28, 2023	10,772	$10,507
June 28, 2023	12,482	12,158
September 28, 2023	13,136	12,873
December 28, 2023	19,402	19,010
Total Shares Issued	55,792	$54,548

The following table summarizes the total shares issued and proceeds related to capital drawdowns for the year ended December 31, 2022:

Share Issue Date	Shares Issued	Net Proceeds
May 6, 2022	59,892	$60,000
August 6, 2022	25,062	25,000
October 19, 2022	30,151	30,000
December 20, 2022	100,506	100,000
Total Shares Issued	215,611	$215,000

The following table summarizes the total shares issued and net proceeds (in thousands) through the DRIP for the year ended December 31, 2022:

Share Issue Date	Shares Issued	Net Proceeds
March 29, 2022	1,694	$1,687
June 28, 2022	2,826	2,831
September 28, 2022	4,152	4,142
December 28, 2022	8,802	8,758
Total Shares Issued	17,474	$17,418

As of December 31, 2024 and 2023, 5,827 and 5,479, respectively, of the Company’s common shares were owned by Comvest Group Holdings SPV II LLC, a wholly owned subsidiary of an affiliate of Comvest Partners.

Distributions and Dividends

Distributions declared for the years ended December 31, 2024, 2023 and 2022, totaled approximately $62.1 million, $54.5 million, and $17.4 million, respectively.

The following table reflects distributions, including dividends and returns of capital, if any, per share that have been declared by the Company's Board for the fiscal year ended December 31, 2024:

Fiscal Year 2024	Date Declared	Record Date	Payment Date	Per Share Amount
First Quarter	March 28, 2024	March 28, 2024	March 28, 2024	$24.00
Second Quarter	June 27, 2024	June 27, 2024	June 28, 2024	$27.00
Third Quarter	September 26, 2024	September 26, 2024	September 27, 2024	$30.00
Fourth Quarter	December 27, 2024	December 27, 2024	December 30, 2024	$28.50

The following table reflects distributions, including dividends and returns of capital, if any, per share that have been declared by the Company's Board for the fiscal year ended December 31, 2023:

Fiscal Year 2023	Date Declared	Record Date	Payment Date	Per Share Amount
First Quarter	March 27, 2023	March 27, 2023	March 28, 2023	$22.80
Second Quarter	June 27, 2023	June 27, 2023	June 28, 2023	$24.20
Third Quarter	September 27, 2023	September 28, 2023	September 28, 2023	$25.00
Fourth Quarter	December 27, 2023	December 28, 2023	December 28, 2023	$36.00

The following table reflects distributions, including dividends and returns of capital, if any, per share that have been declared by the Company's Board for the fiscal year ended December 31, 2022:

Fiscal Year 2022	Date Declared	Record Date	Payment Date	Per Share Amount
First Quarter	March 28, 2022	March 28, 2022	March 29, 2022	$12.00
Second Quarter	June 27, 2022	June 27, 2022	June 28, 2022	$14.00
Third Quarter	September 27, 2022	September 27, 2022	September 28, 2022	$18.00
Fourth Quarter	December 27, 2022	December 27, 2022	December 28, 2022	$24.00

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

Note 9—Net Assets

The following table reflects the net assets activity for the year ended December 31, 2024:

	Shares	Shares - par	Additional paid in capital	Total distributable earnings (loss)	Total net assets
Balance as of December 31, 2023	547,439	$1	$536,354	$(9,697)	$526,658
Reinvestment of distributions (1)	34,810	—	33,362	—	33,362
Distributions to stockholders	—	—	—	(62,114)	(62,114)
Net investment income (loss)	—	—	—	61,668	61,668
Net realized gain (loss) from investment transactions	—	—	—	(6,262)	(6,262)
Net change in unrealized gain (loss) on investments	—	—	—	(9,543)	(9,543)
Tax reclassification of stockholders' equity (See Note 12)	—	—	(21)	21	—
Balance as of December 31, 2024	582,249	$1	$569,695	$(25,927)	$543,769

(1)
Par value is less than $1.

The following table reflects the net assets activity for the year ended December 31, 2023:

	Shares	Shares - par	Additional paid in capital	Total distributable earnings (loss)	Total net assets
Balance as of December 31, 2022	373,705	$—	$372,367	$(7,859)	$364,508
Issuance of Shares, net of issuance costs	117,942	1	115,000	—	115,001
Reinvestment of distributions (1)	55,792	—	54,548	—	54,548
Distributions to stockholders	—	—	—	(54,548)	(54,548)
Net investment income (loss)	—	—	—	53,039	53,039
Net realized gain (loss) from investment transactions	—	—	—	(4,054)	(4,054)
Net change in unrealized gain (loss) on investments	—	—	—	(1,836)	(1,836)
Tax reclassification of stockholders' equity (See Note 12)			(5,561)	5,561	—
Balance as of December 31, 2023	547,439	$1	$536,354	$(9,697)	$526,658

(1)
Par value is less than $1.

The following table reflects the net assets activity for the year ended December 31, 2022:

	Shares	Shares - par	Additional paid in capital	Total distributable earnings (loss)	Total net assets
Balance as of December 31, 2021	140,620	$—	$139,949	$145	$140,094
Issuance of Shares, net of issuance costs	215,611	—	215,000	—	215,000
Reinvestment of distributions (1)	17,474	—	17,418	—	17,418
Distributions to stockholders	—	—	—	(17,418)	(17,418)
Net investment income (loss)	—	—	—	17,394	17,394
Net realized gain (loss) from investment transactions	—	—	—	50	50
Net change in unrealized gain (loss) on investments	—	—	—	(8,030)	(8,030)
Balance as of December 31, 2022	373,705	$—	$372,367	$(7,859)	$364,508

(1)
Par value is less than $1.

Note 10—Earnings Per Share

Basic earnings per share is computed by dividing earnings available to common stockholders by the weighted average number of shares outstanding during the period. Other potentially dilutive shares, and the related impact to earnings, are considered when calculating earnings per share on a diluted basis. As of December 31, 2024 and 2023, there are no dilutive securities. The following information sets forth the computation of the weighted average basic and diluted net change in net assets per share resulting from operations for the years ended December 31, 2024, 2023 and 2022.

	For the Year Ended December 31,
	2024	2023	2022
Net increase (decrease) in net assets resulting from operations	$45,863	$47,149	$9,414
Weighted average Shares outstanding - basic and diluted	566,649	482,587	203,688
Earnings (loss) per share of Shares - basic and diluted	$80.94	$97.70	$46.22

Note 11—Financial Highlights

The following is a schedule of financial highlights for the years ended December 31, 2024, 2023 and 2022 and for the period from January 15, 2021 (Inception Date) through December 31, 2021:

				For the Period from January 15, 2021 (Inception Date) through
	For the Year Ended December 31,			December 31,
	2024	2023	2022	2021
Per Share Operating Performance
Net Asset Value, Beginning of Period	$962.04	$975.39	$996.26	$1,000.00
Results of Operations: (1)
Net Investment Income (Loss)	108.83	109.91	85.40	2.94
Net Realized and Unrealized Gain (Loss) on Investments	(27.46)	(15.26)	(38.27)	4.82
Net Increase (Decrease) in Net Assets Resulting from Operations	81.37	94.65	47.13	7.76
Distributions to Stockholders
Distributions from Net Investment Income	(109.50)	(105.29)	(68.00)	(11.50)
Distributions from Return of Capital	—	(2.71)	—	—
Net Decrease in Net Assets Resulting from Distributions	(109.50)	(108.00)	(68.00)	(11.50)
Net Asset Value, End of Period	$933.91	$962.04	$975.39	$996.26
Shares Outstanding, End of Period	582,249	547,439	373,705	140,620
Total Return(3)	8.72%	9.98%	4.75%	0.76%
Net assets, end of period	$543,769	$526,658	$364,508	$140,094
Ratio/Supplemental Data
Weighted-average shares outstanding	566,649	482,587	203,688	33,958
Ratio of net investment income (loss) to average net assets without waiver(2)	11.40%	11.23%	8.50%	(0.04)%
Ratio of net investment income (loss) to average net assets with waiver(2)	11.40%	11.24%	8.56%	0.36%
Ratio of total expenses to average net assets without waiver(2)(5)	3.33%	3.20%	3.51%	5.30%
Ratio of total expenses to average net assets with waiver(2)(5)	3.33%	3.19%	3.45%	4.90%
Asset coverage ratio (6)	587%	619%	N/A	224%
Portfolio turnover rate (4)	15.64%	7.29%	7.65%	4.00%

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
(6)
Asset coverage ratio is presented as of December 31, 2024, 2023 and 2021. No debt was outstanding as of December 31, 2022.

Note 12—Federal Income Tax Matters

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

Permanent differences for financial reporting purposes related to the tax treatment of partnership adjustments, investments in wholly-owned subsidiaries and dividend reclassification. The following permanent differences were reclassified among the components of net assets for the years ended December 31, 2024, 2023 and 2022:

	2024	2023	2022
Increase/ (decrease) in Paid in Capital in Excess of Par	$(21)	$(5,561)	$—
Increase/ (decrease) in Distributable Earnings (Losses)	21	5,561	—

Taxable income generally differs from net increase (decrease) in net assets resulting from operations for financial reporting purposes due to temporary and permanent differences in the recognition of income and expenses and generally excludes unrealized gain (loss) on investment transactions as investment gains and losses are not included in taxable income until they are realized.

The tax character of distributions paid during the years ended December 31, 2024, 2023 and 2022 were as follows:

	For the Year Ended December 31,
	2024	2023	2022
Ordinary Income	$62,114	$53,213	$17,418
Long-Term Capital Gains	—	—	—
Return of Capital	—	1,335	—

The tax basis components of distributable earnings/(accumulated losses) and reconciliation to accumulated earnings/(deficit) on a book basis as of December 31, 2024 and 2023 were as follows:

	2024	2023
Undistributed ordinary income—tax basis	$612	$—
Undistributed realized gains—tax basis	179	—
Net unrealized gain (loss) on investments	(25,303)	(9,315)
Other temporary differences	(1,415)	(382)
Total accumulated earnings (loss)—book basis	$(25,927)	$(9,697)

Capital losses in excess of capital gains earned in a tax year may generally be carried forward and used to offset capital gains, subject to certain limitations. Capital losses incurred by the Company are not subject to expiration and retain their character as either short-term or long-term capital losses. As of December 31, 2024 and 2023, the Company does not have a capital loss carryforward.

Management has analyzed the Company’s tax positions taken on federal income tax returns for all open years (fiscal years 2021, 2022, 2023, and 2024) and has concluded that no provision for uncertain income tax positions is required in the Company’s financial statements.

Excise Tax—Depending on the level of taxable income earned in a tax year, the Company may choose to carry forward taxable income in excess of current year dividend distributions into the next tax year and pay a 4.0% nondeductible U.S. federal excise tax on such income, as required. To the extent that the Company determines that its estimated current year annual taxable income will be in excess of estimated current year dividend distributions for excise tax purposes, the Company accrues excise tax, if any, on estimated excess taxable income as taxable income is earned.

For tax purposes, the Company may elect to defer any portion of a post-October capital loss or late-year ordinary loss to the first day of the following fiscal year. As of December 31, 2024 and 2023, the Company did not elect to defer any post-October capital losses or late-year ordinary loss.

As of December 31, 2024, the Federal tax cost of investments was $674,371 resulting in estimated gross unrealized gains and losses of $10,132 and $35,435, respectively. As of December 31, 2023, the Federal tax cost of investments was $663,069 resulting in estimated gross unrealized gains and losses of $10,132 and $14,155, respectively.

Note 13—Subsequent Events

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

As of December 31, 2024 (the end of the period covered by this report), we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

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

Management performed an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2024, based upon the criteria in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on management’s assessment, management determined that our internal control over financial reporting was effective as of December 31, 2024.

Due to the Company’s status as an “emerging growth company” under the JOBS Act, the Company was not required to obtain an attestation report from the Company’s independent registered public accounting firm on the Company’s internal control over financial reporting as of December 31, 2024.

Changes in Internal Control Over Financial Reporting

Management has not identified any change in our internal control over financial reporting that occurred during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

During the fiscal quarter ended December 31, 2024, none of the Directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Rule 105b5-1(c) or any non-Rule 10b5-1 trading agreement.

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

Name	Age	Position(s)	Director Since
Independent Directors
David G. Lambert	71	Director, Chair of the Audit Committee	2024
Timothy Moran	61	Director, Chair of the Nominating & Governance Committee	2021
Morris D. Weiss	65	Director, Chair of the Valuation Committee	2021
Interested Director
Robert O’Sullivan	53	Director, Chairman of the Board and Chief Executive Officer	2021

The address for each director is c/o Commonwealth Credit Partners BDC I, Inc., 360 S. Rosemary Avenue, Suite 1700, West Palm Beach, FL, 33401.

Executive Officers Who Are Not Directors

Information regarding each of our executive officers who is not a director is as follows:

Name	Age	Position(s)
Cecilio M. Rodriguez	65	Chief Financial Officer
Jason Gelberd	52	Co-Chief Investment Officer
Greg Reynolds	55	Co-Chief Investment Officer
Michael Altschuler	47	Secretary

The address for each executive officer is c/o Commonwealth Credit Partners BDC I, Inc., 360 S. Rosemary Avenue, Suite 1700, West Palm Beach, FL, 33401.

Biographical Information

Directors

Each of our directors has demonstrated high character and integrity, superior credentials and recognition in his respective field and the relevant expertise and experience upon which to be able to offer advice and guidance to our management. Each of our directors also has sufficient time available to devote to our affairs, is able to work with the other members of the Board and contribute to our success and can represent the long-term interests of our Stockholders as a whole. We have selected our current directors to provide a range of backgrounds and experience to our Board. Set forth below is biographical information for each director, including a discussion of the director’s particular experience, qualifications, attributes or skills that led us to conclude, as of the date of this Annual Report, that the individual should serve as a director, in light of our business and structure.

Independent Directors

David G. Lambert. David Lambert is a Director of the Company. Mr. Lambert has spent his entire career involved in the global financial markets. He is a former partner of Goldman Sachs and Co and currently serves on the Board of Trustees for the Palm Beach Florida employees retirement fund and AMG Comvest Senior Lending Fund. In addition, Mr. Lambert assists in providing financial and investment oversight to several non-profit entities as part of his philanthropic endeavors. Mr. Lambert graduated from Dickinson College with a BA in Psychology and later earned an MBA from the University of Chicago in Finance.

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

Morris D. Weiss. Morris Weiss is a director and Chair of the Valuation Committee of the Company. He is also a partner and shareholder with the law firm of Kane Russell Coleman Logan, PC, in Austin, Texas. Mr. Weiss has practiced law with several national law firms where he specialized in commercial restructuring matters. Mr. Weiss has also served as in-house counsel at public and private companies. Mr. Weiss has also served in various fiduciary capacities for public and private companies including on Boards of Directors and Special Committees, as Chief Restructuring Officer, Chapter 11 Trustee and Post-Confirmation Trustee.

Interested Director

Robert O’Sullivan. Robert O’Sullivan is a director, President and Chief Executive Officer of the Company. He is also Chief Executive Officer and is a co-founder of Comvest Credit Partners, the direct lending strategy at Comvest Partners. In addition, Mr. O’Sullivan is also Chief Executive Officer and serves on the Board of AMG Comvest Senior Lending Fund. Robert O’Sullivan serves as a member of the Comvest Partner’s Executive Committee and joined Comvest Partners in 2002 having been actively involved in financing and investing in lower middle market companies since 1992 when he joined Comvest’s predecessor firm, Commonwealth Associates.

Mr. O’Sullivan received a B.A. in Geography from London University while attending King’s College and the London School of Economics.

Executive Officers Who Are Not Directors

Cecilio Rodriguez. Cecilio Rodriguez is Chief Financial Officer of the Company. He is also the Chief Financial Officer of Comvest Partners. Prior to joining Comvest Partners, Mr. Rodriguez served in senior finance roles in banking, healthcare, aviation services, and venture capital. He began his career in the audit department of Deloitte & Touche. Mr. Rodriguez received a Bachelor of Business Administration with a concentration in Accounting from Florida International University.

Jason Gelberd. Jason Gelberd is Co-Chief Investment Officer of the Company. He is also a Partner and Co-Head of Direct Lending for Comvest Partners and Chief Operating Officer of Comvest Credit Partners. Mr. Gelberd is responsible for portfolio management and operations of Comvest Partners’ direct lending strategy in addition to originating, structuring, and managing investments. Earlier in his career, Mr. Gelberd was a Director with Goldman Sachs Specialty Lending Group and was a Vice President at Antares Capital, providing senior and junior capital to private equity sponsor backed middle-market companies. Mr. Gelberd’s lending career has also included commercial lending positions at First Source Financial and LaSalle National Bank. Mr. Gelberd received an M.B.A. from DePaul University’s Charles Kellstadt School of Business and a B.B.A. in Finance from the University of Iowa.

Greg Reynolds. Greg Reynolds is Co-Chief Investment Officer of the Company. He is also a Partner and Co-Head of Direct Lending for Comvest Partners and Chief Investment Officer of Comvest Credit Partners. Mr. Reynolds oversees the structuring and underwriting functions of Comvest Partners direct lending strategy in addition to originating, structuring, and managing investments. Earlier in his career, Mr. Reynolds was a Director with Dymas Capital Management and was an Assistant Vice President in Heller Financial’s Corporate Finance Group. Mr. Reynolds received an M.B.A. from the University of Chicago and a B.A. from the University of Wisconsin.

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

Audit Committee

The audit committee operates pursuant to a charter approved by our Board. The charter sets forth the responsibilities of the audit committee. The audit committee is responsible for recommending the selection of, engagement of and discharge of our independent auditors, reviewing the plans, scope and results of the audit engagement with the independent auditors, approving professional services provided by the independent auditors (including compensation therefore), reviewing the independence of the independent auditors and reviewing the adequacy of our internal controls over financial reporting. The members of the audit committee are David G. Lambert, Timothy Moran, and Morris D. Weiss, each of whom is not an interested person of the Company for purposes of the 1940 Act. David G. Lambert serves as the chair of the audit committee, and our Board has determined that David G. Lambert is an “audit committee financial expert” as that term is defined under Item 407 of Regulation S-K, as promulgated under the Exchange Act, and that they meet the current independence and experience requirements of Rule 10A-3 of the Exchange Act.

Nominating and Corporate Governance Committee

The nominating and corporate governance committee operates pursuant to a charter approved by our Board. The charter sets forth the responsibilities of the nominating and corporate governance committee. The nominating and corporate governance committee is responsible for determining criteria for service on the Board, identifying, researching and nominating directors for election by our Stockholders, selecting nominees to fill vacancies on our Board or committees of the Board, developing and recommending to the Board a set of corporate governance principles and overseeing the self-evaluation of the Board and its committees and evaluation of our management. The nominating and corporate governance committee considers nominees properly recommended by our Stockholders. The members of the nominating and corporate governance committee are David G. Lambert, Timothy Moran, and Morris D. Weiss, each of whom is not an interested person of the Company for purposes of the 1940 Act. Timothy Moran serves as the chair of the nominating and corporate governance committee.

Valuation Committee

The valuation committee operates pursuant to a charter approved by our Board. The charter set forth the responsibilities of the valuation committee. The valuation committee is responsible for making recommendations in accordance with the valuation policies and procedures adopted by our Board, reviewing valuations and any reports of independent valuation firms (which valuations firms, we will be required to retain to value our portfolio investments to the extent that our assets are treated as “plan assets” for purposes of ERISA), confirming that valuations are made in accordance with the valuation policies of our Board and reporting any deficiencies or violations of such valuation policies to our Board on at least a quarterly basis, and reviewing other matters that our Board or the valuation committee deems appropriate. The valuation committee is composed of David G. Lambert, Timothy Moran, and Morris D. Weiss, each of whom is not an interested person of the Company for purposes of the 1940 Act. Morris D. Weiss serves as chair of the valuation committee.

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

Insider Trading Policy

The Company has adopted an Insider Trading Policy applicable to any director, manager, officer or employee of the Company, the Investment Adviser, or the Administrator, or of any of their affiliates or subsidiaries, that we believe is reasonably designed to promote compliance with insider trading laws, rules and regulations.

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

Compensation of Directors

The following table sets forth compensation of our directors for the year ended December 31, 2024.

Name	Fees Earned or Paid in Cash	All Other Compensation(2)	Total
Interested Directors(1)
Robert O’Sullivan	$—	$—	$—
Independent Directors
Grainne M. Coen(3)	$7,344	$—	$7,344
David G. Lambert(4)	$22,031	$—	$22,031
Timothy Moran	$27,750	$—	$27,750
Morris D. Weiss	$28,750	$1,282	$30,032

(1)
No compensation will be paid to directors who are “interested persons,” as that term is defined in the 1940 Act.
(2)
We do not maintain a stock or option plan, non-equity incentive plan or pension plan for our directors.
(3)
Ms. Coen resigned as a director of the Board on April 10, 2024.
(4)
On April 10, 2024, Mr. Lambert was appointed as an independent director of the Board, effective April 10, 2024.

Each of our Independent Directors receives an annual retainer fee of $25,000, payable quarterly. In addition, each of our Independent Directors will receive a fee of $625 for each regularly scheduled quarterly Board meeting that they participate in and $250 for each special Board meeting that they participate in. Independent Directors will also be reimbursed for all reasonable out-of-pocket expenses incurred in connection with participating in each Board meeting.

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

The Company did not grant awards of stock options, stock appreciation rights or similar option-like instruments during the fiscal year ended December 31, 2024. Accordingly, we have nothing to report under Item 402(x) of Regulation S-K.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of March 12, 2025, information with respect to the beneficial ownership of our Shares by:

•
each person known to us to be expected to beneficially own more than 5% of the outstanding shares;
•
each of our Trustees and each executive officer; and
•
all of our Trustees and executive officers as a group.

Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to the securities. There are no shares subject to options that are currently exercisable or exercisable within 60 days of the offering.

Name	Type of Ownership	Number of Shares Owned	Percentage
Interested Director(1)
Robert O’Sullivan	—	—	—%
Independent Directors(1)
David G. Lambert	—	—	—%
Timothy Moran	—	—	—%
Morris D. Weiss	—	—	—%
Executive Officers Who Are Not Directors(1)
Cecilio M. Rodriguez	—	—	—%
Jason Gelberd	—	—	—%
Greg Reynolds	—	—	—%
Michael Altschuler	—	—	—%
All Directors and Executive Officers as a Group (8 persons)		—	—%
Other
UAW Retiree Medical Benefits Trust (solely for the benefit of the GM Separate Retiree Account)(1)	Record	288,787.5	49.6%
UAW Retiree Medical Benefits Trust (solely for the benefit of the Ford Separate Retiree Account)(2)	Record	175,232.4	30.1%
UAW Retiree Medical Benefits Trust (solely for the benefit of the Chrysler Separate Retiree Account)(3)	Record	112,402.3	19.3%

(1)
The address for all of the Company's executive officers and Directors is c/o Commonwealth Credit Partners BDC I, Inc., 360 S. Rosemary Avenue, Suite 1700, West Palm Beach, FL, 33401.
(2)
The address for UAW Retiree Medical Benefits Trust (solely for the benefit of the GM Separate Retiree Account) is 1155 Brewery Park Blvd., Detroit, Michigan 48207.
(3)
The address for UAW Retiree Medical Benefits Trust (solely for the benefit of the Ford Separate Retiree Account) is 1155 Brewery Park Blvd., Detroit, Michigan 48207.
(4)
The address for UAW Retiree Medical Benefits Trust (solely for the benefit of the Chrysler Separate Retiree Account) is 1155 Brewery Park Blvd., Detroit, Michigan 48207.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Transactions with Related Persons; Review, Approval or Ratification of Transaction with Related Persons

Investment Advisory Agreement; Administration Agreement

Investment Advisory Agreement

The Company entered into the Investment Advisory Agreement with the Investment Adviser in which the Investment Adviser, subject to the overall supervision of the Company’s Board of Directors ("the Board"), manages the day-to-day operations of, and provides investment advisory services to the Company.

Pursuant to the Investment Advisory Agreement with the Investment Adviser, the Company pays the Investment Adviser a fee for its services consisting of an annual base management fee (“Management Fee”) and an incentive management fee (the “Incentive Fee”), each payable quarterly.

Administration Agreement

We have entered into an administration agreement (the “Administration Agreement”) with Commonwealth Credit Advisors LLC, a Delaware limited liability company (in such capacity, the “Administrator”), under which the Administrator provides administrative services for us, including arranging office facilities for us and providing office equipment and clerical, bookkeeping and recordkeeping services at such facilities. Under the Administration Agreement, the Administrator also performs, or oversees the performance of, our required administrative services, which includes being responsible for the financial records which we are required to maintain and preparing reports to our stockholders and reports filed with the SEC and providing the services of our chief financial officer, chief compliance officer and their respective staffs. In addition, the Administrator will assist us in determining and publishing our net asset value, overseeing the preparation and filing of tax returns and the printing and dissemination of reports to our Stockholders, and generally overseeing the payment of our expenses and the performance of administrative and professional services rendered to us by others. The Administrator may also provide on our behalf managerial assistance to our portfolio companies.

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

Consistent with these considerations, after review of all relevant transactions and relationships between each director, or any of his or her family members, and us, the Investment Adviser, or of any of their respective affiliates, the Board has determined that Messrs. Lambert, Moran and Weiss qualify as independent directors. Each director who serves on the audit committee is an independent director for purposes of Rule 10A-3 under the Exchange Act.

Indebtedness of Management

None.

Item 14. Principal Accountant Fees and Services

The audit committee and the independent directors of our Board have selected Ernst & Young LLP to serve as the independent registered public accounting firm for Company for the fiscal year ending December 31, 2024.

Ernst & Young LLP has advised us that neither the firm nor any present member or associate of it has any material financial interest, direct or indirect, in us or our affiliates.

	As of
	December 31, 2024	December 31, 2023
Audit Fees	$466,000	$383,000
Audit-Related Fees	—	—
Tax Fees	50,000	45,000
All Other Fees	—	—
Total Fees	$516,000	$428,000

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

14.1	Code of Ethics*

19.1	Insider Trading Policy (4)

21.1	List of Subsidiaries*

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended*
32.1	Certification of Chief Executive Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)**

32.2	Certification of Chief Financial Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)**

101	INS Inline XBRL Instance Document*

Exhibit Number	Description
101	SCH Inline XBRL Taxonomy Extension Schema Document*

101	CAL Inline XBRL Taxonomy Extension Calculation Linkbase Document*

101	LAB Inline XBRL Taxonomy Extension Label Linkbase Document*

101	PRE Inline XBRL Taxonomy Extension Presentation Linkbase Document*

101	DEF Inline XBRL Taxonomy Extension Definition Linkbase Document*

104	Cover Page Interactive Data File (Embedded as Inline XBRL document and contained in Exhibit 101).*

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
(2)
Incorporated by reference to Exhibit 10.1 accompanying the Company's Report on Form 8-K (File No. 814-01387), filed on July 5, 2023.
(3)
Incorporated by reference to Exhibit 10.1 accompanying the Company’s Report on Form 8-K (File No. 814-01387), filed on August 13, 2021.
(4)
Incorporated herein by reference to Exhibit 14.1.

* Filed herewith

**Furnished herewith

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 12, 2025.

Commonwealth Credit Partners BDC I, Inc.

By:	/s/ Robert O’Sullivan
Robert O’Sullivan
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE		TITLE	DATE

BY:	/s/ ROBERT O’SULLIVAN	Chief Executive Officer and Director and Chairman of the Board of Directors (Principal Executive Officer)	March 12, 2025
Robert O’Sullivan

BY:	/s/ CECILIO M. RODRIGUEZ	Chief Financial Officer (Principal Financial and Accounting Officer)	March 12, 2025
Cecilio M. Rodriguez

BY:	/s/ DAVID G. LAMBERT	Director	March 12, 2025
David G. Lambert

BY:	/s/ TIMOTHY MORAN	Director	March 12, 2025
Timothy Moran

BY:	/s/ MORRIS D. WEISS	Director	March 12, 2025
Morris D. Weiss

