Form 10-Q
period 2025-03-31
Commonwealth Credit Partners BDC I, Inc.
filed 2025-05-12
CIK 1841514

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

There were 584,680 issued and outstanding shares of the issuer’s common stock, $.001 par value per share, on May 12, 2025.

Commonwealth Credit Partners BDC I, Inc.

Quarterly Report on Form 10-Q

PART I—FINANCIAL INFORMATION

ITEM1. FINANCIAL STATEMENTS

COMMONWEALTH CREDIT PARTNERS BDC I, INC.

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

(amounts in thousands except share and per share data)

	March 31, 2025 (Unaudited)	December 31, 2024
Assets
Investments, at fair value:
Non-controlled, non-affiliated investments (amortized cost of $638,251 and $644,734, respectively)	$625,102	$634,625
Non-controlled, affiliated investments (amortized cost of $18,665 and $18,335, respectively)	9,524	9,586
Total investments, at fair value (amortized cost of $656,916 and $663,069, respectively)	634,626	644,211
Cash and cash equivalents	3,484	5,334
Receivables:
Interest receivable	6,884	7,197
Prepaid expenses and other assets	2,696	1,234
Total Assets	$647,690	$657,976

Liabilities
Credit facility (net of deferred financing costs of $10 and $18, respectively)	$102,890	$111,082
Payables:
Management fee payable (Note 4)	1,589	1,622
Interest payable	590	629
Incentive fee payable (Note 4)	397	406
Accrued other general and administrative expenses	732	468
Total Liabilities	$106,198	$114,207

Commitments and contingencies (Note 7)

Net Assets
Common Shares, $0.001 par value; 1,000,000 shares authorized; 584,680 and 582,249 shares issued and outstanding, respectively	$1	$1
Additional paid-in capital	571,966	569,695
Total distributable earnings (accumulated deficit)	(30,475)	(25,927)
Total Net Assets	$541,492	$543,769
Total Liabilities and Net Assets	$647,690	$657,976
Net Asset Value Per Common Share	$926.13	$933.91

The accompanying notes are an integral part of these consolidated financial statements.

COMMONWEALTH CREDIT PARTNERS BDC I, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(amounts in thousands except share and per share data)

(Unaudited)

	For the Three Months Ended March 31,
	2025	2024
Income:
Investment income from non-controlled, non-affiliated investments:
Interest income	$17,239	$19,236
Fee income	672	396
Investment income from non-controlled, affiliated investments:
Interest income	163	—
Total Investment Income	18,074	19,632
Expenses:
Incentive fees	397	393
Management fees, net	1,589	1,572
Interest expense	1,809	2,120
Professional fees	256	205
Directors' fees	21	22
Other general and administrative expenses	251	323
Total Expenses	4,323	4,635
Net Investment Income (Loss)	13,751	14,997

Realized and unrealized gains (losses) on investments and foreign currency transactions
Net realized gains (losses):
Non-controlled, non-affiliated investments	271	(6,319)
Total net realized gains (losses)	271	(6,319)
Net change in unrealized gains (losses):
Non-controlled, non-affiliated investments	(3,039)	4,412
Non-controlled, affiliated investments	(392)	(1,607)
Total net change in unrealized gains (losses)	(3,431)	2,805
Total realized and unrealized gains (losses)	(3,160)	(3,514)
Net Increase (Decrease) in Net Assets Resulting from Operations	$10,591	$11,483

Per Common Share Data:
Basic and diluted net investment income/(loss) per common share	$23.61	$27.36
Basic and diluted net increase/(decrease) in net assets resulting from operations per common share	$18.19	$20.95
Weighted Average Common Shares Outstanding - Basic and Diluted	582,384	548,039

The accompanying notes are an integral part of these consolidated financial statements.

COMMONWEALTH CREDIT PARTNERS BDC I, INC.

CONSOLIDATED STATEMENTS OF CHANGE IN NET ASSETS

(amounts in thousands except share and per share data)

(Unaudited)

	For the Three Months Ended March 31,
	2025	2024
Increase (Decrease) in Net Assets Resulting from Operations:
Net investment income (loss)	$13,751	$14,997
Net realized gains (losses) on investments	271	(6,319)
Net change in unrealized gains (losses) on investments	(3,431)	2,805
Net Increase (Decrease) in Net Assets Resulting from Operations	10,591	11,483

Decrease in Net Assets Resulting from Stockholder Distributions
Distributions from net investment income	(15,139)	(13,139)
Net Decrease in Net Assets Resulting from Stockholder Distributions	(15,139)	(13,139)

Increase in Net Assets Resulting from Capital Share Transactions
Reinvestment of distributions	2,271	13,139
Net Increase in Net Assets Resulting from Capital Share Transactions	2,271	13,139
Total Increase (Decrease) in Net Assets	(2,277)	11,483
Net Assets, Beginning of Period	543,769	526,658
Net Assets, End of Period	$541,492	$538,141

The accompanying notes are an integral part of these consolidated financial statements.

COMMONWEALTH CREDIT PARTNERS BDC I, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

(Unaudited)

	For the Three Months Ended March 31,
	2025	2024
Cash Flows from Operating Activities:
Net increase (decrease) in net assets resulting from operations	$10,591	$11,483
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Net realized (gains)/losses on investments	(271)	6,319
Net change in unrealized (gains)/losses on investments	3,431	(2,805)
Net accretion of discount on investments	(992)	(890)
Non-cash investment income	(885)	(31)
Purchases of portfolio investments	(12,924)	(31,644)
Amortization of deferred financing costs	8	8
Sales/restructurings or repayments of portfolio investments	21,226	10,136
Increase/(decrease) in operating assets and liabilities:
(Increase)/decrease in interest receivable	313	(761)
(Increase)/decrease in prepaid expenses and other assets	(1,462)	(168)
Increase/(decrease) in management fees payable, net	(33)	43
Increase/(decrease) in interest payable	(39)	66
Increase/(decrease) in incentive fee payable, net	(9)	14
Increase/(decrease) in accrued other general and administrative expenses	264	109
Net cash provided by (used in) Operating Activities	19,218	(8,121)
Cash Flows provided by (used in) Financing Activities:
Borrowings on credit facility	12,900	15,000
Payments on credit facility	(21,100)	(6,000)
Distributions paid in cash	(12,868)	—
Net cash provided by (used in) Financing Activities	(21,068)	9,000
Net increase (decrease) in cash and cash equivalents	(1,850)	879
Cash and cash equivalents, beginning of period	5,334	8,887
Cash and cash equivalents, end of period	$3,484	$9,766

Supplemental and Non-Cash Information:
Interest paid during the period	$1,848	$2,054
Reinvestment of distributions during the period	$2,271	$13,139

The accompanying notes are an integral part of these consolidated financial statements.

COMMONWEALTH CREDIT PARTNERS BDC I, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

(amounts in thousands, except per share data)

March 31, 2025

(Unaudited)

Portfolio Company - Investment (3)(7)	Industry	Spread Above Index	Interest Rate (5)(10)	Maturity Date	Principal / Shares(14)	Amortized Cost	Fair Value	Percentage of Net Assets (2)
Debt Investments
First Lien Senior Secured
190 Octane Financing, LLC - Delayed Draw Term Loan	Consumer Services	SOFR + 5.50% (1.00% floor) + 1.50% PIK	11.37%	5/10/2027	$4,860	$4,819	$4,525	0.8%
190 Octane Financing, LLC - Revolving Credit Line (4)	Consumer Services	SOFR + 5.50% (1.00% floor) + 1.50% PIK	11.37%	5/10/2027	678	669	599	0.1%
190 Octane Financing, LLC - Term Loan	Consumer Services	SOFR + 5.50% (1.00% floor) + 1.50% PIK	11.37%	5/10/2027	8,407	8,322	7,827	1.4%
Abea Acquisition, Inc. - Delayed Draw Term Loan	Consumer Services	SOFR + 6.50% (1.00% floor)	10.92%	11/30/2026	1,391	1,381	1,366	0.3%
Abea Acquisition, Inc. - Term Loan	Consumer Services	SOFR + 6.50% (1.00% floor)	10.92%	11/30/2026	11,086	11,011	10,886	2.0%
AccessOne Medcard, Inc. - Term Loan	Financial Services	SOFR + 6.00% (0.50% floor)	10.42%	8/20/2026	11,544	11,480	11,521	2.1%
ACT Acquisition Intermediate Holdco, LLC - Delayed Draw Term Loan	Media & Entertainment	SOFR + 6.75% (1.00% floor)	11.19%	12/4/2028	1,430	1,407	1,430	0.3%
ACT Acquisition Intermediate Holdco, LLC - Revolving Credit Line (4)	Media & Entertainment	SOFR + 6.75% (1.00% floor)	11.19%	12/4/2028	-	(13)	-	0.0%
ACT Acquisition Intermediate Holdco, LLC - Term Loan	Media & Entertainment	SOFR + 6.75% (1.00% floor)	11.19%	12/4/2028	6,496	6,383	6,496	1.2%
AIDC IntermediateCo 2, LLC - Term Loan	Software & Services	SOFR + 5.50% (1.00% floor)	9.82%	7/22/2027	28,079	27,757	28,022	5.2%
Allbridge, LLC - Delayed Draw Term Loan (4)	Telecommunication Services	SOFR + 5.75% (1.00% floor)	10.05%	6/5/2030	-	(1)	-	0.0%
Allbridge, LLC - Revolving Credit Line (4)	Telecommunication Services	SOFR + 5.75% (1.00% floor)	10.05%	6/5/2030	-	(2)	-	0.0%
Allbridge, LLC - Term Loan	Telecommunication Services	SOFR + 5.75% (1.00% floor)	10.05%	6/5/2030	2,152	2,129	2,150	0.4%
Atlas US Buyer, LLC - Delayed Draw Term Loan	Financial Services	SOFR + 6.00% (0.75% floor) + 0.50% PIK	10.93%	12/31/2027	3,308	3,288	3,172	0.6%
Atlas US Buyer, LLC - Revolving Credit Line (4)	Financial Services	SOFR + 6.00% (0.75% floor) + 0.50% PIK	10.93%	12/31/2027	515	507	463	0.1%
Atlas US Buyer, LLC - Term Loan	Financial Services	SOFR + 6.00% (0.75% floor) + 0.50% PIK	10.93%	12/31/2027	9,373	9,296	8,989	1.7%
Batteries Plus Holding Corporation - Revolving Credit Line (4)	Technology Hardware & Equipment	SOFR + 6.75% (1.00% floor)	11.17%	6/27/2028	468	433	468	0.1%
Batteries Plus Holding Corporation - Term Loan	Technology Hardware & Equipment	SOFR + 6.75% (1.00% floor)	11.17%	6/27/2028	16,253	15,961	16,253	3.0%
BHP Management Holdings, LLC - Delayed Draw Term Loan	Health Care Equipment & Services	SOFR + 4.50% (1.00% floor)	8.95%	10/27/2028	7,446	7,341	7,446	1.4%
BHP Management Holdings, LLC - Term Loan	Health Care Equipment & Services	SOFR + 4.50% (1.00% floor)	8.95%	10/27/2028	12,898	12,723	12,898	2.4%
Billhighway, LLC - Delayed Draw Term Loan (4)	Software & Services	SOFR + 6.75% (1.00% floor)	11.17%	2/8/2029	223	216	223	0.0%
Billhighway, LLC - Revolving Credit Line (4)	Software & Services	SOFR + 6.75% (1.00% floor)	11.17%	2/8/2029	-	(3)	-	0.0%
Billhighway, LLC - Term Loan	Software & Services	SOFR + 6.75% (1.00% floor)	11.17%	2/8/2029	3,540	3,499	3,540	0.7%
Cardiology Management Holdings, LLC - Delayed Draw Term Loan A	Health Care Equipment & Services	SOFR + 6.25% (1.00% floor)	10.70%	1/31/2029	5,014	4,945	4,964	0.9%
Cardiology Management Holdings, LLC - Delayed Draw Term Loan B (4)	Health Care Equipment & Services	SOFR + 6.25% (1.00% floor)	10.70%	1/31/2029	164	132	115	0.0%

COMMONWEALTH CREDIT PARTNERS BDC I, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS (CONTINUED)

(amounts in thousands, except per share data)

March 31, 2025

(Unaudited)

Portfolio Company - Investment (3)(7)	Industry	Spread Above Index	Interest Rate (5)(10)	Maturity Date	Principal / Shares(14)	Amortized Cost	Fair Value	Percentage of Net Assets (2)
Debt Investments
First Lien Senior Secured
Cardiology Management Holdings, LLC - Term Loan	Health Care Equipment & Services	SOFR + 6.25% (1.00% floor)	10.70%	1/31/2029	$7,105	$7,008	$7,034	1.3%
CAS Acquisition, LLC - Revolving Credit Line (4)	Financial Services	SOFR + 6.50% (1.00% floor)	10.92%	3/29/2027	-	(8)	-	0.0%
CAS Acquisition, LLC - Term Loan	Financial Services	SOFR + 6.50% (1.00% floor)	10.92%	3/29/2027	20,966	20,793	20,966	3.9%
CheckedUp, Inc - Delayed Draw Term Loan	Media & Entertainment	SOFR + 5.50% (1.00% floor)	9.92%	10/20/2027	2,512	2,488	2,512	0.5%
CheckedUp, Inc - Revolving Credit Line (4)	Media & Entertainment	SOFR + 5.50% (1.00% floor)	9.92%	10/20/2027	1,037	1,020	1,037	0.2%
CheckedUp, Inc - Term Loan	Media & Entertainment	SOFR + 5.50% (1.00% floor)	9.92%	10/20/2027	8,960	8,871	8,960	1.7%
CTM Group, Inc. - Revolving Credit Line PIK	Media & Entertainment	SOFR + 4.75% (1.00% floor) + 2.75% PIK	11.96%	11/30/2026	17	17	15	0.0%
CTM Group, Inc. - Revolving Credit Line (4)	Media & Entertainment	SOFR + 4.75% (1.00% floor) + 2.75% PIK	11.96%	11/30/2026	1,034	1,022	912	0.2%
CTM Group, Inc. - Term Loan	Media & Entertainment	SOFR + 4.75% (1.00% floor) + 2.75% PIK	11.96%	11/30/2026	19,432	19,202	17,294	3.2%
Discovery SL Management, LLC - Delayed Draw Term Loan A	Health Care Equipment & Services	SOFR + 5.50% (1.00% floor)	9.81%	3/18/2030	432	428	430	0.1%
Discovery SL Management, LLC - Delayed Draw Term Loan B (4)	Health Care Equipment & Services	SOFR + 5.50% (1.00% floor)	9.81%	3/18/2030	181	171	172	0.0%
Discovery SL Management, LLC - Revolving Credit Line (4)	Health Care Equipment & Services	SOFR + 5.50% (1.00% floor)	9.81%	3/18/2030	-	(4)	(2)	0.0%
Discovery SL Management, LLC - Term Loan	Health Care Equipment & Services	SOFR + 5.50% (1.00% floor)	9.81%	3/18/2030	2,586	2,560	2,573	0.5%
Drive Assurance Corporation - Delayed Draw Term Loan (1)(4)	Insurance	SOFR + 7.00% (2.00% floor)	11.32%	7/10/2030	-	(2)	-	0.0%
Drive Assurance Corporation - Term Loan (1)	Insurance	SOFR + 7.00% (2.00% floor)	11.32%	7/10/2030	6,414	6,358	6,414	1.2%
Engineered Films Acquisition Inc. - Revolving Credit Line (4)	Capital Goods	SOFR + 7.00% (1.00% floor)	11.44%	4/29/2027	1,206	1,181	1,188	0.2%
Engineered Films Acquisition Inc. - Term Loan	Capital Goods	SOFR + 7.00% (1.00% floor)	11.44%	4/29/2027	19,510	19,323	19,393	3.6%
EPS Operations, LLC - Revolving Credit Line (4)	Media & Entertainment	SOFR + 6.00% (1.00% floor)	10.33%	2/24/2028	887	862	878	0.2%
EPS Operations, LLC - Term Loan	Media & Entertainment	SOFR + 6.00% (1.00% floor)	10.33%	2/24/2028	17,281	17,009	17,195	3.2%
Fiesta Holdings, LLC - Revolving Credit Line B (4)	Consumer Services	SOFR + 5.25% (1.00% floor)	9.54%	10/23/2029	-	(7)	-	0.0%
Fiesta Holdings, LLC - Term Loan B	Consumer Services	SOFR + 5.25% (1.00% floor)	9.54%	10/23/2029	7,849	7,771	7,849	1.4%
Firebirds Buyer, LLC - Delayed Draw Term Loan	Consumer Services	SOFR + 6.25% (2.00% floor)	10.67%	3/22/2028	1,380	1,353	1,380	0.3%
Firebirds Buyer, LLC - Revolving Credit Line (4)	Consumer Services	SOFR + 6.25% (2.00% floor)	10.67%	3/22/2028	-	(21)	-	0.0%
Firebirds Buyer, LLC - Term Loan	Consumer Services	SOFR + 6.25% (2.00% floor)	10.67%	3/22/2028	22,347	21,976	22,347	4.1%
Hasa Acquisition, LLC - Delayed Draw Term Loan (4)(11)	Capital Goods	SOFR + 4.50% (1.00% floor)	8.81%	1/10/2029	-	(31)	(13)	0.0%
Hasa Acquisition, LLC - Revolving Credit Line (4)(11)	Capital Goods	SOFR + 4.50% (1.00% floor)	8.81%	1/10/2029	513	483	500	0.1%
Hasa Acquisition, LLC - Term Loan (11)	Capital Goods	SOFR + 4.50% (1.00% floor)	8.81%	1/10/2029	14,341	14,068	14,226	2.6%
Hasa Acquisition, LLC - Term Loan B (11)	Capital Goods	SOFR + 4.50% (1.00% floor)	8.81%	1/10/2029	999	983	991	0.2%
Hornblower Sub LLC - Revolving Credit Line (11)	Transportation	SOFR + 5.50% (1.00% floor)	9.81%	7/3/2029	626	621	626	0.1%
Hornblower Sub LLC - Term Loan (11)	Transportation	SOFR + 5.50% (1.00% floor)	9.81%	7/3/2029	3,977	3,942	3,977	0.7%

COMMONWEALTH CREDIT PARTNERS BDC I, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS (CONTINUED)

(amounts in thousands, except per share data)

March 31, 2025

(Unaudited)

Portfolio Company - Investment (3)(7)	Industry	Spread Above Index	Interest Rate (5)(10)	Maturity Date	Principal / Shares(14)	Amortized Cost	Fair Value	Percentage of Net Assets (2)
Debt Investments
First Lien Senior Secured
Kemper Sports Management, LLC - Delayed Draw Term Loan	Consumer Services	SOFR + 5.00% (1.00% floor)	9.32%	10/11/2029	$4,518	$4,455	$4,518	0.8%
Kemper Sports Management, LLC - Revolving Credit Line (4)	Consumer Services	SOFR + 5.00% (1.00% floor)	9.32%	10/11/2029	-	(23)	-	0.0%
Kemper Sports Management, LLC - Term Loan	Consumer Services	SOFR + 5.00% (1.00% floor)	9.32%	10/11/2029	18,619	18,339	18,619	3.4%
Kent Water Sports Holdings, LLC - Delayed Draw Term Loan First-Out (13)	Consumer Durables & Apparel	SOFR + 10.00% (1.00% floor) PIK	14.44%	10/18/2027	6,648	5,952	6,648	1.2%
Kent Water Sports Holdings, LLC - Delayed Draw Term Loan Last-Out (12)(13)	Consumer Durables & Apparel	SOFR + 13.50% (1.00% floor) PIK	17.94%	10/18/2027	16,628	12,713	2,877	0.5%
MerchantWise Solutions, LLC - Delayed Draw Term Loan	Software & Services	SOFR + 3.00% (0.75% floor) + 4.50% PIK	11.80%	6/1/2028	2,402	2,374	1,936	0.4%
MerchantWise Solutions, LLC - Term Loan	Software & Services	SOFR + 3.00% (0.75% floor) + 4.50% PIK	11.80%	6/1/2028	11,435	11,307	9,217	1.7%
Military Retail Solutions, LLC - Delayed Draw Term Loan (4)(11)	Consumer Staples Distribution & Retail	SOFR + 5.25% (1.00% floor)	9.57%	6/28/2029	-	(16)	(7)	0.0%
Military Retail Solutions, LLC - Revolving Credit Line (4)(11)	Consumer Staples Distribution & Retail	SOFR + 5.25% (1.00% floor)	9.57%	6/28/2029	245	229	241	0.0%
Military Retail Solutions, LLC - Term Loan (11)	Consumer Staples Distribution & Retail	SOFR + 5.25% (1.00% floor)	9.57%	6/28/2029	15,845	15,569	15,782	2.9%
Narcote, LLC - Revolving Credit Line (1)(4)	Materials	SOFR + 7.00% (1.00% floor)	11.44%	3/30/2027	-	(9)	-	0.0%
Narcote, LLC - Term Loan A (1)	Materials	SOFR + 7.00% (1.00% floor)	11.44%	3/30/2027	2,679	2,658	2,679	0.5%
Narcote, LLC - Term Loan B (1)(8)	Materials	SOFR + 7.00% (1.00% floor)	11.44%	3/30/2027	4,466	4,429	4,466	0.8%
Narcote, LLC - Term Loan C (1)	Materials	SOFR + 7.00% (1.00% floor)	11.44%	3/30/2027	471	467	471	0.1%
National Debt Relief, LLC - Delayed Draw Term Loan	Financial Services	SOFR + 6.50% (2.50% floor)	10.94%	2/7/2028	10,943	10,862	10,943	2.0%
National Debt Relief, LLC - Revolving Credit Line	Financial Services	SOFR + 6.50% (2.50% floor)	10.94%	2/7/2028	2,189	2,173	2,189	0.4%
National Debt Relief, LLC - Term Loan	Financial Services	SOFR + 6.50% (2.50% floor)	10.94%	2/7/2028	13,131	13,034	13,131	2.4%
Oak Dental Partners - Revolving Credit Line (4)	Health Care Equipment & Services	SOFR + 6.75% (2.00% floor)	11.19%	3/22/2028	344	332	323	0.1%
Oak Dental Partners - Term Loan	Health Care Equipment & Services	SOFR + 6.75% (2.00% floor)	11.19%	3/22/2028	16,854	16,572	16,433	3.0%
OAO Acquisitions, Inc. - Delayed Draw Term Loan	Capital Goods	SOFR + 5.50% (1.25% floor)	9.80%	12/27/2029	1,316	1,299	1,316	0.2%
OAO Acquisitions, Inc. - Revolving Credit Line (4)	Capital Goods	SOFR + 5.50% (1.25% floor)	9.80%	12/27/2029	-	(8)	-	0.0%
OAO Acquisitions, Inc. - Term Loan	Capital Goods	SOFR + 5.50% (1.25% floor)	9.80%	12/27/2029	6,259	6,184	6,259	1.2%
OmniMax International, LLC - Delayed Draw Term Loan	Capital Goods	SOFR + 5.75% (1.00% floor)	10.06%	12/6/2030	843	827	830	0.2%
OmniMax International, LLC - Term Loan	Capital Goods	SOFR + 5.75% (1.00% floor)	10.03%	12/6/2030	2,730	2,678	2,691	0.5%

COMMONWEALTH CREDIT PARTNERS BDC I, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS (CONTINUED)

(amounts in thousands, except per share data)

March 31, 2025

(Unaudited)

Portfolio Company - Investment (3)(7)	Industry	Spread Above Index	Interest Rate (5)(10)	Maturity Date	Principal / Shares(14)	Amortized Cost	Fair Value	Percentage of Net Assets (2)
Debt Investments
First Lien Senior Secured
OneCare Media, LLC - Revolving Credit Line (4)(12)	Media & Entertainment	SOFR + 4.50% (1.00% floor)	8.92%	9/29/2026	$-	$(6)	$(288)	-0.1%
OneCare Media, LLC - Term Loan A (12)	Media & Entertainment	SOFR + 4.50% (1.00% floor)	8.92%	9/29/2026	10,144	9,574	5,407	1.0%
OneCare Media, LLC - Term Loan B (12)	Media & Entertainment	SOFR + 4.50% (1.00% floor)	8.92%	9/29/2026	2,252	2,125	1,200	0.2%
OneCare Media, LLC - Term Loan C (12)	Media & Entertainment	SOFR + 4.50% (1.00% floor)	8.92%	9/29/2026	1,408	1,328	750	0.1%
OneCare Media, LLC - Term Loan D (12)	Media & Entertainment	SOFR + 4.50% (1.00% floor)	8.92%	9/29/2026	856	807	456	0.1%
OpCo Borrower, LLC - Term Loan	Health Care Equipment & Services	SOFR + 5.75% (1.00% floor)	10.05%	4/26/2029	2,105	2,069	2,105	0.4%
Pansophic Learning US, LLC - Delayed Draw Term Loan (4)	Consumer Services	SOFR + 5.75% (1.00% floor)	10.08%	5/15/2029	1,124	1,099	1,112	0.2%
Pansophic Learning US, LLC - Revolving Credit Line	Consumer Services	SOFR + 5.75% (1.00% floor)	10.08%	5/15/2029	1,133	1,112	1,125	0.2%
Pansophic Learning US, LLC - Term Loan	Consumer Services	SOFR + 5.75% (1.00% floor)	10.07%	5/15/2029	13,524	13,263	13,429	2.5%
PDDS Holdco, Inc. - Delayed Draw Term Loan (4)(11)	Software & Services	SOFR + 7.50% (0.75% floor)	11.95%	7/18/2028	3,184	3,169	3,114	0.6%
PDDS Holdco, Inc. - Term Loan (11)	Software & Services	SOFR + 7.50% (0.75% floor)	11.95%	7/18/2028	14,348	14,065	14,090	2.6%
PJW Ultimate Holdings, LLC - Revolving Credit Line (4)	Consumer Services	SOFR + 5.50% (1.00% floor)	9.82%	11/17/2029	-	(14)	(21)	0.0%
PJW Ultimate Holdings, LLC - Term Loan B	Consumer Services	SOFR + 5.50% (1.00% floor)	9.82%	11/17/2029	13,821	13,717	13,683	2.5%
Priority Holdings, LLC - Term Loan	Financial Services	SOFR + 4.75% (0.50% floor)	9.07%	5/16/2031	3,948	3,931	3,948	0.7%
Restaurant Holding Company, LLC - Term Loan (9)	Consumer Services	SOFR + 6.25% (1.00% floor)	10.69%	2/25/2028	20,734	20,472	20,734	3.8%
Rushmore Intermediate II, LLC - Delayed Draw Term Loan	Health Care Equipment & Services	SOFR + 7.00% (1.00% floor)	11.45%	11/1/2027	1,262	1,249	1,251	0.2%
Rushmore Intermediate II, LLC - Delayed Draw Term Loan 2nd Amend	Health Care Equipment & Services	SOFR + 7.00% (1.00% floor)	11.45%	11/1/2027	1,169	1,144	1,159	0.2%
Rushmore Intermediate II, LLC - Delayed Draw Term Loan 4th Amend	Health Care Equipment & Services	SOFR + 7.00% (1.00% floor)	11.45%	11/1/2027	489	480	485	0.1%
Rushmore Intermediate II, LLC - Revolving Credit Line (4)	Health Care Equipment & Services	SOFR + 7.00% (1.00% floor)	11.45%	11/1/2027	-	(12)	(12)	0.0%
Rushmore Intermediate II, LLC - Term Loan	Health Care Equipment & Services	SOFR + 7.00% (1.00% floor)	11.45%	11/1/2027	12,096	11,975	11,987	2.2%
Rushmore Intermediate II, LLC - Term Loan B	Health Care Equipment & Services	SOFR + 7.00% (1.00% floor)	11.45%	11/1/2027	1,125	1,106	1,115	0.2%
S4T Holdings Corp. - Delayed Draw Term Loan	Commercial & Professional Services	SOFR + 5.00% (1.00% floor)	9.33%	12/28/2026	7,596	7,526	7,520	1.4%
S4T Holdings Corp. - Term Loan	Commercial & Professional Services	SOFR + 5.00% (1.00% floor)	9.33%	12/28/2026	25,430	25,231	25,175	4.6%
Select Rehabilitation, LLC - Term Loan (12)	Health Care Equipment & Services	SOFR + 8.50% (1.00% floor)	12.92%	10/19/2027	19,646	18,041	14,460	2.7%
Senior Support Holdings (Franchise) Acquisition, Inc. - Delayed Draw Term Loan (4)	Health Care Equipment & Services	SOFR + 5.25% (1.00% floor)	9.55%	3/20/2030	-	(15)	-	0.0%
Senior Support Holdings (Franchise) Acquisition, Inc. - Term Loan	Health Care Equipment & Services	SOFR + 5.25% (1.00% floor)	9.55%	3/20/2030	4,247	4,175	4,247	0.8%

COMMONWEALTH CREDIT PARTNERS BDC I, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS (CONTINUED)

(amounts in thousands, except per share data)

March 31, 2025

(Unaudited)

Portfolio Company - Investment (3)(7)	Industry	Spread Above Index	Interest Rate (5)(10)	Maturity Date	Principal / Shares(14)	Amortized Cost	Fair Value	Percentage of Net Assets (2)
Debt Investments
First Lien Senior Secured
Spartan CP, LLC - Delayed Draw Term Loan (4)	Consumer Services	SOFR + 5.75% (1.00% floor)	10.07%	6/28/2029	$1,716	$1,679	$1,716	0.3%
Spartan CP, LLC - Revolving Credit Line (4)	Consumer Services	SOFR + 5.75% (1.00% floor)	10.07%	6/28/2029	-	(9)	-	0.0%
Spartan CP, LLC - Term Loan	Consumer Services	SOFR + 5.75% (1.00% floor)	10.07%	6/28/2029	5,475	5,468	5,475	1.0%
Total Fleet Buyer, LLC - Revolving Credit Line (4)	Capital Goods	SOFR + 4.50% (1.00% floor)	8.95%	7/15/2030	-	(21)	-	0.0%
Total Fleet Buyer, LLC - Term Loan	Capital Goods	SOFR + 4.50% (1.00% floor)	8.95%	7/15/2030	6,842	6,733	6,842	1.3%
VardimanBlack Holdings, LLC - Delayed Draw Term Loan (4)	Health Care Equipment & Services	SOFR + 2.00% (0.50% floor) PIK + 5.00% Fixed	11.42%	3/18/2027	2,212	2,157	2,454	0.5%
VardimanBlack Holdings, LLC - Term Loan	Health Care Equipment & Services	SOFR + 2.00% (0.50% floor) PIK + 5.00% Fixed	11.42%	3/18/2027	20,507	18,375	20,507	3.8%
Vecta Holdings, LLC - Revolving Credit Line (4)	Commercial & Professional Services	SOFR + 6.50% (1.00% floor)	10.92%	12/30/2027	742	732	605	0.1%
Vecta Holdings, LLC - Term Loan	Commercial & Professional Services	SOFR + 6.50% (1.00% floor)	10.92%	12/30/2027	8,017	7,921	6,751	1.2%
West Creek Financial SPV- Debt Facility VI, LLC - Delayed Draw Term Loan (1)(4)	Financial Services	SOFR + 6.75% (1.00% floor)	11.19%	8/31/2027	866	844	861	0.2%
West Creek Financial SPV- Debt Facility VI, LLC - Revolving Credit Line (1)(4)	Financial Services	SOFR + 6.75% (1.00% floor)	11.19%	8/31/2027	1,155	1,137	1,151	0.2%
West Creek Financial SPV- Debt Facility VI, LLC - Term Loan (1)	Financial Services	SOFR + 6.75% (1.00% floor)	11.19%	8/31/2027	5,101	5,034	5,086	0.9%
Whitestone Home Furnishings, LLC - Term Loan	Consumer Durables & Apparel	SOFR + 6.00% (1.00% floor)	10.32%	8/20/2026	14,280	14,187	14,423	2.7%
Total First Lien Senior Secured					664,036	647,362	627,871	115.9%
Total Debt Investments					$664,036	$647,362	$627,871	115.9%

Equity Investments (6)(15)
Preferred Equity
Atlas US Holdings, LP - Class X Preferred Units	Financial Services	NA	15.00% PIK	NA	285,441	$342	$343	0.1%
Atlas US Holdings, LP - Class B-2 Units	Financial Services	NA	NA	NA	857,787	873	-	0.0%
EEP-EPS Fund I-A, LP - Series A-1 Preferred Units	Media & Entertainment	NA	NA	NA	887,237	887	603	0.1%
Sea-K Investors, LLC - Preferred Equity (11)(12)(13)	Consumer Durables & Apparel	NA	15.00% PIK	NA	3,495	-	-	0.0%
VardimanBlack Holdings, LLC - Preferred Equity (11)(12)	Health Care Equipment & Services	NA	6.00% PIK	NA	9,268,770	2,908	1,603	0.3%
Total Preferred Equity						5,010	2,549	0.5%

COMMONWEALTH CREDIT PARTNERS BDC I, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS (CONTINUED)

(amounts in thousands, except per share data)

March 31, 2025

(Unaudited)

Portfolio Company - Investment (3)(7)	Industry	Spread Above Index	Interest Rate (5)(10)	Maturity Date	Principal / Shares(14)	Amortized Cost	Fair Value	Percentage of Net Assets (2)
Equity Investments (6)(15)
Common Equity
190 Octane Holdings, LLC - Series A-1 units (11)	Consumer Services	NA	NA	NA	223,551	$377	$92	0.0%
Cardiology Partners Co., L.P. - Class O2 Units	Health Care Equipment & Services	NA	NA	NA	142,509	143	118	0.0%
CTM Acquisition, LLC - Class A Units	Media & Entertainment	NA	NA	NA	664,865	665	-	0.0%
Firebirds Intermediate Holdings I, LLC - Class A Units	Consumer Services	NA	NA	NA	590,012	590	508	0.1%
Firebirds Intermediate Holdings I, LLC - Class B Units	Consumer Services	NA	NA	NA	590,012	-	-	0.0%
Kemper Sports Management Holdings, LLC Equity (11)	Consumer Services	NA	NA	NA	420,992	421	1,031	0.2%
Oak Dental Partners Holding Company, LLC - Class C Units (11)	Health Care Equipment & Services	NA	NA	NA	45	344	409	0.1%
Rushmore Lender Co-Invest Blocker, LLC - Common Stock	Health Care Equipment & Services	NA	NA	NA	661,505	695	853	0.2%
SDB Partners Holdco, LLC - Class A (11)	Health Care Equipment & Services	NA	NA	NA	19,103,095	-	-	0.0%
Sea-K Investors, LLC - Common Stock (11)(13)	Consumer Durables & Apparel	NA	NA	NA	97	-	-	0.0%
Senior Support Holdings, LP - Class A-1 (11)	Health Care Equipment & Services	NA	NA	NA	409	409	459	0.1%
Senior Support Holdings, LP - Class B (11)	Health Care Equipment & Services	NA	NA	NA	409	-	81	0.0%
TVG OCM III (FT) Blocker, LLC - Class B Units	Media & Entertainment	NA	NA	NA	2,610	743	-	0.0%
Vistria ESS Holdings, LLC - Equity Units	Commercial & Professional Services	NA	NA	NA	326	157	655	0.1%
Total Common Equity						4,544	4,206	0.8%
Total Equity Investments						9,554	6,755	1.3%
Total Investments						$656,916	$634,626	117.2%

Cash and Cash Equivalents
First American Government Obligations Fund - X Class, 4.47%	Cash Equivalents	NA	NA	NA	3,024	$3,024	$3,024	0.6%
Other cash and cash equivalents	Cash Equivalents	NA	NA	NA	NA	460	460	0.1%
Total Cash and Cash Equivalents						3,484	3,484	0.7%
Total Investments and Cash and Cash Equivalents						$660,400	$638,110	117.9%
Liabilities in Excess of Other Assets							$(96,617)	-17.9%
Net Assets							$541,493	100.0%

(1)
The Company deemed this asset to be a “non-qualifying asset” under Section 55(a) of the Investment Company Act of 1940, as amended (the “1940 Act”). Qualifying assets must represent at least 70.0% of the Company's total assets at the time of acquisition of any additional non-qualifying assets. As of March 31, 2025, 3.26% of the Company's total assets are represented by investments at fair value that are considered non-qualifying assets.
(2)
Percentages are based on net assets as of March 31, 2025.

COMMONWEALTH CREDIT PARTNERS BDC I, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS (CONTINUED)

(amounts in thousands, except per share data)

March 31, 2025

(Unaudited)

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
(5)
The majority of the investments bear interest at a rate that may be determined by reference to Secured Overnight Financing Rate (“SOFR”) and which reset monthly, quarterly, semiannually, or annually. For each, the Company has provided the spread over the reference rate and the current interest rate in effect at the reporting date. As of March 31, 2025, the reference rates for the Company's variable rate loans were the 1 month SOFR at 4.32%, the 3 month SOFR at 4.29%, and the 6 month SOFR at 4.19%. Certain investments are subject to an interest rate floor. For fixed rate loans, a spread above a reference rate is not applicable.
(6)
Equity and member interests are non-income-producing unless otherwise noted.
(7)
All investments domiciled in the United States unless otherwise noted.
(8)
Domiciled in Canada.
(9)
Domiciled in Puerto Rico.
(10)
Positions that have a SOFR reference rate, from time to time have an additional spread adjustment. This spread adjustment ranges from 0.10% - 0.25% depending on the contractual arrangement. These spread adjustments have been included in the all-in rate shown.
(11)
Ownership of this investment is through a wholly-owned and consolidated subsidiary.
(12)
Investment is on non-accrual status.
(13)
Investment is deemed a non-controlled affiliated investment. Non-controlled affiliated investments generally are defined by the 1940 Act as investments in portfolio companies in which the Company owns between 5% and 25% of the voting securities. See Note 5 in the accompanying notes to the consolidated financial statements for additional information on transactions in which the portfolio company was a non-controlled affiliated investment.
(14)
The total principal amount (in thousands) is presented for debt investments, while the number of shares or units (in whole amounts) owned is presented for equity investments.
(15)
Security acquired in transaction exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), and may be deemed to be “restricted security” under the Securities Act. As of March 31, 2025, the aggregate fair value of these securities is $6,755, or 1.3% of the Company’s net assets. The initial acquisition dates of the restricted securities are as follows:

Portfolio Company — Investment(15)	Initial Acquisition Date
190 Octane Holdings, LLC - Series A-1 units	July 1, 2022
Atlas US Holdings, LP - Class B-2 Units	May 4, 2022
Atlas US Holdings, LP - Class X Preferred Units	May 17, 2023
Cardiology Partners Co., L.P. - Class O2 Units	January 31, 2023
CTM Acquisition, LLC - Class A Units	February 28, 2023
EEP-EPS Fund I-A, LP - Series A-1 Preferred Units	February 24, 2023
Firebirds Intermediate Holdings I, LLC - Class A Units	March 22, 2023
Firebirds Intermediate Holdings I, LLC - Class B Units	March 22, 2023
Kemper Sports Management Holdings, LLC Equity	January 12, 2023
Oak Dental Partners Holding Company, LLC - Class C Units	March 23, 2023
Rushmore Lender Co-Invest Blocker, LLC - Common Stock	November 1, 2021
SDB Partners Holdco, LLC - Class A	March 29, 2024
Sea-K Investors, LLC - Common Stock	November 6, 2023
Sea-K Investors, LLC - Preferred Equity	November 6, 2023
Senior Support Holdings, LP - Class A-1	March 20, 2024
Senior Support Holdings, LP - Class B	March 20, 2024
TVG OCM III (FT) Blocker, LLC - Class B Units	September 29, 2021
VardimanBlack Holdings, LLC - Preferred Equity	March 29, 2024
Vistria ESS Holdings, LLC - Equity Units	December 27, 2021

COMMONWEALTH CREDIT PARTNERS BDC I, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS (CONTINUED)

(amounts in thousands, except per share data)

March 31, 2025

(Unaudited)

The following table shows the portfolio composition by industry grouping based on fair value at March 31, 2025:

Industry	Investments and Cash and Cash Equivalents at Fair Value	Percentage of Total Portfolio
Consumer Services	$138,800	21.8%
Health Care Equipment & Services	115,667	18.1%
Financial Services	82,763	13.0%
Media & Entertainment	64,857	10.2%
Software & Services	60,142	9.4%
Capital Goods	54,223	8.5%
Commercial & Professional Services	40,706	6.4%
Consumer Durables & Apparel	23,948	3.8%
Technology Hardware & Equipment	16,721	2.6%
Consumer Staples Distribution & Retail	16,016	2.5%
Materials	7,616	1.2%
Insurance	6,414	1.0%
Transportation	4,603	0.7%
Cash and Cash Equivalents	3,484	0.5%
Telecommunication Services	2,150	0.3%
	$638,110	100.0%

The accompanying notes are an integral part of these consolidated financial statements.

COMMONWEALTH CREDIT PARTNERS BDC I, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

(amounts in thousands, except per share data)

December 31, 2024

Portfolio Company - Investment (3)(7)(13)	Industry	Spread Above Index	Interest Rate (5)(8)	Maturity Date	Principal / Shares (12)	Amortized Cost	Fair Value	Percentage of Net Assets (2)
Debt Investments
First Lien Senior Secured
190 Octane Financing, LLC - Delayed Draw Term Loan	Consumer Services	SOFR + 5.50% (1.00% floor) + 1.50% PIK	11.41%	5/10/2027	$4,842	$4,795	$4,450	0.8%
190 Octane Financing, LLC - Revolving Credit Line (4)	Consumer Services	SOFR + 5.50% (1.00% floor) + 1.50% PIK	11.41%	5/10/2027	676	665	583	0.1%
190 Octane Financing, LLC - Term Loan	Consumer Services	SOFR + 5.50% (1.00% floor) + 1.50% PIK	11.41%	5/10/2027	8,375	8,279	7,697	1.4%
Abea Acquisition, Inc. - Delayed Draw Term Loan	Consumer Services	SOFR + 6.50% (1.00% floor)	10.96%	11/30/2026	1,391	1,380	1,350	0.2%
Abea Acquisition, Inc. - Term Loan	Consumer Services	SOFR + 6.50% (1.00% floor)	10.96%	11/30/2026	11,086	10,997	10,753	2.0%
AccessOne Medcard, Inc. - Term Loan	Financial Services	SOFR + 6.00% (0.50% floor)	10.46%	8/20/2026	11,574	11,494	11,470	2.1%
ACT Acquisition Intermediate Holdco, LLC - Delayed Draw Term Loan	Media & Entertainment	SOFR + 6.75% (1.00% floor)	11.22%	12/4/2028	1,434	1,408	1,434	0.3%
ACT Acquisition Intermediate Holdco, LLC - Revolving Credit Line (4)	Media & Entertainment	SOFR + 6.75% (1.00% floor)	11.22%	12/4/2028	77	64	77	—%
ACT Acquisition Intermediate Holdco, LLC - Term Loan	Media & Entertainment	SOFR + 6.75% (1.00% floor)	11.22%	12/4/2028	6,513	6,390	6,513	1.2%
AIDC IntermediateCo 2, LLC - Term Loan	Software & Services	SOFR + 5.25% (1.00% floor)	9.59%	7/22/2027	28,150	27,787	28,150	5.2%
Allbridge, LLC - Delayed Draw Term Loan (4)	Telecommunication Services	SOFR + 5.75% (1.00% floor)	10.08%	6/5/2030	—	(1)	—	—%
Allbridge, LLC - Revolving Credit Line (4)	Telecommunication Services	SOFR + 5.75% (1.00% floor)	10.08%	6/5/2030	—	(2)	—	—%
Allbridge, LLC - Term Loan	Telecommunication Services	SOFR + 5.75% (1.00% floor)	10.08%	6/5/2030	2,158	2,133	2,158	0.4%
Atlas US Buyer, LLC - Delayed Draw Term Loan	Financial Services	SOFR + 6.00% (0.75% floor) + 0.50% PIK	11.12%	12/31/2027	3,312	3,289	3,213	0.6%
Atlas US Buyer, LLC - Revolving Credit Line (4)	Financial Services	SOFR + 6.00% (0.75% floor) + 0.50% PIK	11.12%	12/31/2027	515	505	476	0.1%
Atlas US Buyer, LLC - Term Loan	Financial Services	SOFR + 6.00% (0.75% floor) + 0.50% PIK	11.12%	12/31/2027	9,385	9,298	9,104	1.7%
Batteries Plus Holding Corporation - Revolving Credit Line (4)	Technology Hardware & Equipment	SOFR + 6.75% (1.00% floor)	11.21%	6/27/2028	—	(38)	—	—%
Batteries Plus Holding Corporation - Term Loan	Technology Hardware & Equipment	SOFR + 6.75% (1.00% floor)	11.21%	6/27/2028	16,294	15,977	16,294	3.0%
BHP Management Holdings, LLC - Delayed Draw Term Loan	Health Care Equipment & Services	SOFR + 5.00% (1.00% floor)	9.48%	10/27/2028	7,465	7,351	7,465	1.4%
BHP Management Holdings, LLC - Term Loan	Health Care Equipment & Services	SOFR + 5.00% (1.00% floor)	9.48%	10/27/2028	12,931	12,742	12,931	2.4%
Billhighway, LLC - Delayed Draw Term Loan (4)	Software & Services	SOFR + 6.75% (1.00% floor)	11.21%	2/8/2029	223	216	223	—%
Billhighway, LLC - Revolving Credit Line (4)	Software & Services	SOFR + 6.75% (1.00% floor)	11.21%	2/8/2029	—	(4)	—	—%
Billhighway, LLC - Term Loan	Software & Services	SOFR + 6.75% (1.00% floor)	11.21%	2/8/2029	3,540	3,495	3,540	0.7%
Cardiology Management Holdings, LLC - Delayed Draw Term Loan A	Health Care Equipment & Services	SOFR + 6.25% (1.00% floor)	10.58%	1/31/2029	5,027	4,952	4,997	0.9%
Cardiology Management Holdings, LLC - Delayed Draw Term Loan B (4)	Health Care Equipment & Services	SOFR + 6.25% (1.00% floor)	10.58%	1/31/2029	164	131	135	—%
Cardiology Management Holdings, LLC - Term Loan	Health Care Equipment & Services	SOFR + 6.25% (1.00% floor)	10.58%	1/31/2029	7,123	7,017	7,080	1.3%

COMMONWEALTH CREDIT PARTNERS BDC I, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS (CONTINUED)

(amounts in thousands, except per share data)

December 31, 2024

Portfolio Company - Investment (3)(7)(13)	Industry	Spread Above Index	Interest Rate (5)(8)	Maturity Date	Principal / Shares (12)	Amortized Cost	Fair Value	Percentage of Net Assets (2)
Debt Investments
First Lien Senior Secured
CAS Acquisition, LLC - Revolving Credit Line (4)	Financial Services	SOFR + 6.50% (1.00% floor)	10.96%	3/29/2027	$—	$(9)	$—	—%
CAS Acquisition, LLC - Term Loan	Financial Services	SOFR + 6.50% (1.00% floor)	10.96%	3/29/2027	21,108	20,906	21,108	3.9%
CheckedUp, Inc - Delayed Draw Term Loan	Media & Entertainment	SOFR + 5.50% (1.00% floor)	9.96%	10/20/2027	2,518	2,491	2,518	0.5%
CheckedUp, Inc - Revolving Credit Line (4)	Media & Entertainment	SOFR + 5.50% (1.00% floor)	9.95%	10/20/2027	754	736	754	0.1%
CheckedUp, Inc - Term Loan	Media & Entertainment	SOFR + 5.50% (1.00% floor)	9.96%	10/20/2027	8,983	8,883	8,983	1.7%
CTM Group, Inc. - Revolving Credit Line PIK	Media & Entertainment	SOFR + 4.75% (1.00% floor) + 2.75% PIK	11.39%	11/30/2026	7	6	6	—%
CTM Group, Inc. - Revolving Credit Line (4)	Media & Entertainment	SOFR + 4.75% (1.00% floor) + 2.75% PIK	11.39%	11/30/2026	813	798	710	0.1%
CTM Group, Inc. - Term Loan	Media & Entertainment	SOFR + 4.75% (1.00% floor) + 2.75% PIK	11.41%	11/30/2026	19,298	19,032	17,503	3.2%
Discovery SL Management, LLC - Delayed Draw Term Loan A	Consumer Services	SOFR + 5.50% (1.00% floor)	9.88%	3/18/2030	434	429	431	0.1%
Discovery SL Management, LLC - Delayed Draw Term Loan B (4)	Consumer Services	SOFR + 5.50% (1.00% floor)	9.88%	3/18/2030	—	(9)	(11)	—%
Discovery SL Management, LLC - Revolving Credit Line (4)	Consumer Services	SOFR + 5.50% (1.00% floor)	9.88%	3/18/2030	—	(4)	(2)	—%
Discovery SL Management, LLC - Term Loan	Consumer Services	SOFR + 5.50% (1.00% floor)	9.88%	3/18/2030	2,592	2,564	2,577	0.5%
Drive Assurance Corporation - Delayed Draw Term Loan (1)(4)	Insurance	SOFR + 7.00% (2.00% floor)	11.36%	7/10/2030	—	(2)	—	—%
Drive Assurance Corporation - Term Loan (1)	Insurance	SOFR + 7.00% (2.00% floor)	11.36%	7/10/2030	6,414	6,353	6,414	1.2%
Engineered Films Acquisition Inc. - Revolving Credit Line (4)	Capital Goods	SOFR + 7.00% (1.00% floor)	11.47%	4/29/2027	905	877	881	0.2%
Engineered Films Acquisition Inc. - Term Loan	Capital Goods	SOFR + 7.00% (1.00% floor)	11.47%	4/29/2027	19,793	19,574	19,634	3.6%
EPS Operations, LLC - Revolving Credit Line (4)	Media & Entertainment	SOFR + 6.00% (1.00% floor)	10.36%	2/24/2028	—	(28)	(14)	—%
EPS Operations, LLC - Term Loan	Media & Entertainment	SOFR + 6.00% (1.00% floor)	10.36%	2/24/2028	17,325	17,025	17,187	3.2%
Fiesta Holdings, LLC - Revolving Credit Line B (4)	Consumer Services	SOFR + 5.25% (1.00% floor)	9.88%	10/23/2029	—	(8)	(11)	—%
Fiesta Holdings, LLC - Term Loan B	Consumer Services	SOFR + 5.25% (1.00% floor)	9.88%	10/23/2029	7,869	7,787	7,751	1.4%
Firebirds Buyer, LLC - Delayed Draw Term Loan (4)	Consumer Services	SOFR + 6.25% (2.00% floor)	10.71%	3/22/2028	691	671	691	0.1%
Firebirds Buyer, LLC - Revolving Credit Line (4)	Consumer Services	SOFR + 6.25% (2.00% floor)	10.71%	3/22/2028	518	496	518	0.1%
Firebirds Buyer, LLC - Term Loan	Consumer Services	SOFR + 6.25% (2.00% floor)	10.71%	3/22/2028	22,404	21,998	22,404	4.1%
Hasa Acquisition, LLC - Delayed Draw Term Loan (4)(9)	Capital Goods	SOFR + 4.50% (1.00% floor)	9.07%	1/10/2029	—	(33)	(16)	—%
Hasa Acquisition, LLC - Revolving Credit Line (4)(9)	Capital Goods	SOFR + 4.50% (1.00% floor)	9.07%	1/10/2029	—	(31)	(16)	—%
Hasa Acquisition, LLC - Term Loan (9)	Capital Goods	SOFR + 4.50% (1.00% floor)	9.07%	1/10/2029	14,377	14,085	14,234	2.6%
Hasa Acquisition, LLC - Term Loan B (9)	Capital Goods	SOFR + 4.50% (1.00% floor)	8.99%	1/10/2029	1,001	984	991	0.2%

COMMONWEALTH CREDIT PARTNERS BDC I, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS (CONTINUED)

(amounts in thousands, except per share data)

December 31, 2024

Portfolio Company - Investment (3)(7)(13)	Industry	Spread Above Index	Interest Rate (5)(8)	Maturity Date	Principal / Shares (12)	Amortized Cost	Fair Value	Percentage of Net Assets (2)
Debt Investments
First Lien Senior Secured
Hornblower Sub LLC - Revolving Credit Line (4)(9)	Transportation	SOFR + 5.50% (0.50% floor)	10.02%	7/3/2029	$313	$307	$311	0.1%
Hornblower Sub LLC - Term Loan (9)	Transportation	SOFR + 5.50% (1.00% floor)	10.11%	7/3/2029	3,987	3,949	3,975	0.7%
Kemper Sports Management, LLC - Delayed Draw Term Loan	Consumer Services	SOFR + 5.25% (1.00% floor)	9.71%	10/11/2029	4,518	4,451	4,518	0.8%
Kemper Sports Management, LLC - Revolving Credit Line (4)(7)	Consumer Services	SOFR + 5.25% (1.00% floor)	9.71%	10/11/2029	—	(24)	—	—%
Kemper Sports Management, LLC - Term Loan	Consumer Services	SOFR + 5.25% (1.00% floor)	9.71%	10/11/2029	18,619	18,320	18,619	3.4%
Kent Water Sports Holdings, LLC - Delayed Draw Term Loan First-Out (11)	Consumer Durables & Apparel	SOFR + 10.00% (1.00% floor) PIK	14.85%	10/18/2027	6,256	5,622	6,256	1.2%
Kent Water Sports Holdings, LLC - Delayed Draw Term Loan Last-Out (10)(11)	Consumer Durables & Apparel	SOFR + 13.50% (1.00% floor) PIK	18.35%	10/18/2027	15,067	12,713	3,330	0.6%
MerchantWise Solutions, LLC - Delayed Draw Term Loan	Software & Services	SOFR + 3.00% (0.75% floor) + 4.50% PIK	11.83%	6/1/2028	2,502	2,470	2,089	0.4%
MerchantWise Solutions, LLC - Term Loan	Software & Services	SOFR + 3.00% (0.75% floor) + 4.50% PIK	11.83%	6/1/2028	12,039	11,889	10,052	1.8%
Military Retail Solutions, LLC - Delayed Draw Term Loan (4)(9)	Consumer Staples Distribution & Retail	SOFR + 5.25% (1.00% floor)	9.61%	6/28/2029	—	(17)	(15)	—%
Military Retail Solutions, LLC - Revolving Credit Line (4)(9)	Consumer Staples Distribution & Retail	SOFR + 5.25% (1.00% floor)	9.61%	6/28/2029	—	(16)	(7)	—%
Military Retail Solutions, LLC - Term Loan (9)	Consumer Staples Distribution & Retail	SOFR + 5.25% (1.00% floor)	9.61%	6/28/2029	15,885	15,590	15,758	2.9%
Mollie Funding II, LLC - Delayed Draw Term Loan (1)(4)	Financial Services	SOFR + 8.00% (1.00% floor)	12.47%	6/11/2027	1,935	1,902	1,875	0.3%
Mollie Funding II, LLC - Revolving Credit (1)(4)	Financial Services	SOFR + 8.00% (1.00% floor)	12.47%	6/11/2027	1,183	1,159	1,147	0.2%
Mollie Funding II, LLC - Term Loan (1)	Financial Services	SOFR + 8.00% (1.00% floor)	12.47%	6/11/2027	5,806	5,717	5,667	1.0%
Narcote, LLC - Revolving Credit Line (1)(4)	Materials	SOFR + 7.00% (1.00% floor)	11.47%	3/30/2027	—	(11)	—	—%
Narcote, LLC - Term Loan A (1)	Materials	SOFR + 7.00% (1.00% floor)	11.47%	3/30/2027	2,694	2,668	2,694	0.5%
Narcote, LLC - Term Loan B (1)	Materials	SOFR + 7.00% (1.00% floor)	11.47%	3/30/2027	4,489	4,446	4,489	0.8%
Narcote, LLC - Term Loan C (1)	Materials	SOFR + 7.00% (1.00% floor)	11.47%	3/30/2027	473	468	473	0.1%
National Debt Relief, LLC - Delayed Draw Term Loan	Financial Services	SOFR + 6.50% (2.50% floor)	10.97%	2/7/2028	10,943	10,847	10,866	2.0%
National Debt Relief, LLC - Revolving Credit Line	Financial Services	SOFR + 6.50% (2.50% floor)	10.97%	2/7/2028	2,189	2,171	2,173	0.4%
National Debt Relief, LLC - Term Loan	Financial Services	SOFR + 6.50% (2.50% floor)	10.97%	2/7/2028	13,131	13,016	13,039	2.4%
Oak Dental Partners - Delayed Draw Term Loan (4)	Health Care Equipment & Services	SOFR + 6.50% (2.00% floor)	11.47%	3/22/2028	—	(17)	(54)	—%
Oak Dental Partners - Revolving Credit Line (4)	Health Care Equipment & Services	SOFR + 6.50% (2.00% floor)	10.97%	3/22/2028	344	330	322	0.1%
Oak Dental Partners - Term Loan	Health Care Equipment & Services	SOFR + 6.50% (2.00% floor)	11.47%	3/22/2028	16,897	16,587	16,458	3.0%

COMMONWEALTH CREDIT PARTNERS BDC I, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS (CONTINUED)

(amounts in thousands, except per share data)

December 31, 2024

Portfolio Company - Investment (3)(7)(13)	Industry	Spread Above Index	Interest Rate (5)(8)	Maturity Date	Principal / Shares (12)	Amortized Cost	Fair Value	Percentage of Net Assets (2)
Debt Investments
First Lien Senior Secured
OAO Acquisitions, Inc. - Delayed Draw Term Loan	Capital Goods	SOFR + 5.50% (1.25% floor)	9.89%	12/27/2029	$1,316	$1,299	$1,316	0.2%
OAO Acquisitions, Inc. - Revolving Credit Line (4)	Capital Goods	SOFR + 5.50% (1.25% floor)	9.98%	12/27/2029	—	(8)	—	—%
OAO Acquisitions, Inc. - Term Loan	Capital Goods	SOFR + 5.50% (1.25% floor)	9.98%	12/27/2029	6,274	6,195	6,274	1.2%
OmniMax International, LLC - Delayed Draw Term Loan (4)	Capital Goods	SOFR + 5.75% (1.00% floor)	10.03%	12/6/2030	—	(8)	(17)	—%
OmniMax International, LLC - Term Loan	Capital Goods	SOFR + 5.75% (1.00% floor)	10.03%	12/6/2030	2,730	2,675	2,675	0.5%
OneCare Media, LLC - Revolving Credit Line (4)(10)	Media & Entertainment	SOFR + 4.50% (1.00% floor)	8.96%	9/29/2026	—	(5)	(247)	—%
OneCare Media, LLC - Term Loan A (10)	Media & Entertainment	SOFR + 4.50% (1.00% floor)	8.96%	9/29/2026	10,144	9,801	6,076	1.1%
OneCare Media, LLC - Term Loan B (10)	Media & Entertainment	SOFR + 4.50% (1.00% floor)	8.96%	9/29/2026	2,252	2,175	1,349	0.2%
OneCare Media, LLC - Term Loan C (10)	Media & Entertainment	SOFR + 4.50% (1.00% floor)	8.96%	9/29/2026	1,408	1,360	843	0.2%
OneCare Media, LLC - Term Loan D (10)	Media & Entertainment	SOFR + 4.50% (1.00% floor)	8.96%	9/29/2026	856	826	513	0.1%
OpCo Borrower, LLC - Term Loan	Health Care Equipment & Services	SOFR + 6.00% (1.00% floor)	10.62%	4/26/2029	2,161	2,122	2,150	0.4%
Pansophic Learning US, LLC - Delayed Draw Term Loan (4)	Consumer Services	SOFR + 5.75% (1.00% floor)	10.37%	5/15/2029	1,127	1,099	1,107	0.2%
Pansophic Learning US, LLC - Revolving Credit Line	Consumer Services	SOFR + 5.75% (1.00% floor)	10.26%	5/15/2029	1,133	1,110	1,119	0.2%
Pansophic Learning US, LLC - Term Loan	Consumer Services	SOFR + 5.75% (1.00% floor)	10.15%	5/15/2029	13,558	13,279	13,395	2.5%
PDDS Holdco, Inc. - Delayed Draw Term Loan (4)(9)	Software & Services	SOFR + 7.50% (0.75% floor)	11.98%	7/18/2028	2,844	2,827	2,774	0.5%
PDDS Holdco, Inc. - Term Loan (9)	Software & Services	SOFR + 7.50% (0.75% floor)	11.98%	7/18/2028	14,348	14,043	14,090	2.6%
PJW Ultimate Holdings, LLC - Delayed Draw Term Loan	Consumer Services	SOFR + 6.00% (1.00% floor)	10.46%	11/17/2026	4,077	4,038	4,028	0.7%
PJW Ultimate Holdings, LLC - Revolving Credit Line (4)	Consumer Services	SOFR + 6.00% (1.00% floor)	10.46%	11/17/2026	1,187	1,171	1,162	0.2%
PJW Ultimate Holdings, LLC - Term Loan	Consumer Services	SOFR + 6.00% (1.00% floor)	10.46%	11/17/2026	9,766	9,680	9,649	1.8%
Priority Holdings, LLC - Term Loan	Financial Services	SOFR + 4.75% (0.50% floor)	9.11%	5/16/2031	3,990	3,971	3,990	0.7%
Restaurant Holding Company, LLC - Delayed Draw Term Loan (4)	Consumer Services	SOFR + 6.25% (1.00% floor)	10.72%	2/25/2028	—	(14)	—	—%
Restaurant Holding Company, LLC - Term Loan	Consumer Services	SOFR + 6.25% (1.00% floor)	10.72%	2/25/2028	20,871	20,579	20,871	3.8%
Rushmore Intermediate II, LLC - Delayed Draw Term Loan	Health Care Equipment & Services	SOFR + 7.00% (1.00% floor)	11.48%	11/1/2027	1,262	1,247	1,249	0.2%
Rushmore Intermediate II, LLC - Delayed Draw Term Loan 2nd Amend	Health Care Equipment & Services	SOFR + 7.00% (1.00% floor)	11.48%	11/1/2027	1,169	1,141	1,157	0.2%
Rushmore Intermediate II, LLC - Delayed Draw Term Loan 4th Amend	Health Care Equipment & Services	SOFR + 7.00% (1.00% floor)	11.48%	11/1/2027	489	479	484	0.1%

COMMONWEALTH CREDIT PARTNERS BDC I, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS (CONTINUED)

(amounts in thousands, except per share data)

December 31, 2024

Portfolio Company - Investment (3)(7)(13)	Industry	Spread Above Index	Interest Rate (5)(8)	Maturity Date	Principal / Shares (12)	Amortized Cost	Fair Value	Percentage of Net Assets (2)
Debt Investments
First Lien Senior Secured
Rushmore Intermediate II, LLC - Revolving Credit Line (4)	Health Care Equipment & Services	SOFR + 7.00% (1.00% floor)	11.48%	11/1/2027	$—	$(13)	$(13)	—%
Rushmore Intermediate II, LLC - Term Loan	Health Care Equipment & Services	SOFR + 7.00% (1.00% floor)	11.48%	11/1/2027	12,096	11,960	11,975	2.2%
Rushmore Intermediate II, LLC - Term Loan B	Health Care Equipment & Services	SOFR + 7.00% (1.00% floor)	11.48%	11/1/2027	1,125	1,104	1,114	0.2%
S4T Holdings Corp. - Delayed Draw Term Loan	Commercial & Professional Services	SOFR + 6.00% (1.00% floor)	10.47%	12/28/2026	7,615	7,533	7,615	1.4%
S4T Holdings Corp. - Term Loan	Commercial & Professional Services	SOFR + 6.00% (1.00% floor)	10.47%	12/28/2026	25,496	25,259	25,496	4.7%
Select Rehabilitation, LLC - Term Loan (10)	Health Care Equipment & Services	SOFR + 8.50% (1.00% floor)	12.96%	10/19/2027	19,697	18,724	15,225	2.8%
Senior Support Holdings (Franchise) Acquisition, Inc. - Delayed Draw Term Loan (4)	Health Care Equipment & Services	SOFR + 5.25% (1.00% floor)	9.60%	3/20/2030	—	(16)	—	—%
Senior Support Holdings (Franchise) Acquisition, Inc. - Term Loan	Health Care Equipment & Services	SOFR + 5.25% (1.00% floor)	9.60%	3/20/2030	4,258	4,182	4,258	0.8%
Spartan CP, LLC - Delayed Draw Term Loan (4)	Consumer Services	SOFR + 5.75% (1.00% floor)	10.11%	6/28/2029	1344	1,309	1,344	0.2%
Spartan CP, LLC - Revolving Credit Line (4)	Consumer Services	SOFR + 5.75% (1.00% floor)	10.11%	6/28/2029	—	(9)	—	—%
Spartan CP, LLC - Term Loan	Consumer Services	SOFR + 5.75% (1.00% floor)	10.11%	6/28/2029	5,489	5,387	5,489	1.0%
Total Fleet Buyer, LLC - Revolving Credit Line (4)	Capital Goods	SOFR + 4.50% (1.00% floor)	8.95%	7/15/2030	—	(22)	—	—%
Total Fleet Buyer, LLC - Term Loan	Capital Goods	SOFR + 4.50% (1.00% floor)	8.95%	7/15/2030	6,859	6,745	6,859	1.3%
VardimanBlack Holdings, LLC - Delayed Draw Term Loan (4)	Health Care Equipment & Services	SOFR + 2.00% PIK + 5.00% Fixed	11.65%	3/18/2027	2,089	2,023	2,328	0.4%
VardimanBlack Holdings, LLC - Term Loan	Health Care Equipment & Services	SOFR + 2.00% PIK + 5.00% Fixed	11.65%	3/18/2027	20,173	17,799	20,173	3.7%
Vecta Holdings, LLC - Revolving Credit Line (4)	Commercial & Professional Services	SOFR + 6.50% (1.00% floor)	11.16%	12/30/2027	742	731	607	0.1%
Vecta Holdings, LLC - Term Loan	Commercial & Professional Services	SOFR + 6.50% (1.00% floor)	11.15%	12/30/2027	8,017	7,911	6,767	1.2%
West Creek Financial SPV- Debt Facility VI, LLC - Delayed Draw Term Loan (1)(4)	Financial Services	SOFR + 6.75% (1.00% floor)	11.22%	8/31/2027	866	842	854	0.2%
West Creek Financial SPV- Debt Facility VI, LLC - Revolving Credit Line (1)(4)	Financial Services	SOFR + 6.75% (1.00% floor)	11.22%	8/31/2027	1,059	1,039	1,049	0.2%
West Creek Financial SPV- Debt Facility VI, LLC - Term Loan (1)	Financial Services	SOFR + 6.75% (1.00% floor)	11.22%	8/31/2027	5,101	5,026	5,066	0.9%
Whitestone Home Furnishings, LLC - Term Loan	Consumer Durables & Apparel	SOFR + 6.00% (1.00% floor)	10.46%	8/20/2026	14,357	14,242	14,386	2.6%
Total First Lien Senior Secured					668,674	653,266	635,952	116.8%
Total Debt Investments					$668,674	$653,266	$635,952	116.8%

COMMONWEALTH CREDIT PARTNERS BDC I, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS (CONTINUED)

(amounts in thousands, except per share data)

December 31, 2024

Portfolio Company - Investment (3)(7)(13)	Industry	Spread Above Index	Interest Rate (5)(8)	Maturity Date	Principal / Shares (12)	Amortized Cost	Fair Value	Percentage of Net Assets (2)
Equity Investments (6)(14)
Preferred Equity
Atlas US Holdings, LP - Class X Preferred Units	Financial Services	NA	15.00% PIK	NA	299,552	$300	$410	0.1%
Atlas US Holdings, LP - Class B-2 Units	Financial Services	NA	NA	NA	857,787	873	26	—%
EEP-EPS Fund I-A, LP - Series A-1 Preferred Units	Media & Entertainment	NA	NA	NA	887,237	887	621	0.1%
Sea-K Investors, LLC - Preferred Stock (9)(10)(11)	Consumer Durables & Apparel	NA	15.00% PIK	NA	3,495	—	—	—%
VardimanBlack Holdings, LLC - Preferred Equity (9)(10)	Health Care Equipment & Services	NA	6.00% PIK	NA	9,268,770	2,908	2,469	0.5%
Total Preferred Equity						$4,968	$3,526	0.7%

Common Equity
190 Octane Holdings, LLC - Series A-1 units (9)	Consumer Services	NA	NA	NA	223,551	$377	$43	—%
Cardiology Partners Co., L.P. - Class O2 Units	Health Care Equipment & Services	NA	NA	NA	142,509	143	124	—%
CTM Acquisition, LLC - Class A Units	Media & Entertainment	NA	NA	NA	664,865	665	40	—%
Firebirds Intermediate Holdings I, LLC - Class A Units	Consumer Services	NA	NA	NA	590,012	590	508	0.1%
Firebirds Intermediate Holdings I, LLC - Class B Units	Consumer Services	NA	NA	NA	590,012	—	—	—%
Kemper Sports Management Holdings, LLC Equity (9)	Consumer Services	NA	NA	NA	610,763	611	1,521	0.3%
Oak Dental Partners Holding Company, LLC - Class C Units (9)	Health Care Equipment & Services	NA	NA	NA	45	344	401	0.1%
Rushmore Lender Co-Invest Blocker, LLC - Common Stock	Health Care Equipment & Services	NA	NA	NA	611,207	627	831	0.2%
SDB Partners Holdco, LLC - Class A (9)	Health Care Equipment & Services	NA	NA	NA	19,103,095	—	—	—%
Sea-K Investors, LLC - Common Stock (9)(11)	Consumer Durables & Apparel	NA	NA	NA	97	—	—	—%
Senior Support Holdings, LP - Class A-1 (9)	Health Care Equipment & Services	NA	NA	NA	409	409	446	0.1%
Senior Support Holdings, LP - Class B (9)	Health Care Equipment & Services	NA	NA	NA	409	—	69	—%
TVG OCM III (FT) Blocker, LLC - Class B Units	Media & Entertainment	NA	NA	NA	2,610	743	—	—%
Vistria ESS Holdings, LLC - Equity Units	Commercial & Professional Services	NA	NA	NA	326	326	750	0.1%
Total Common Equity						4,835	4,733	0.9%
Total Equity Investments						9,803	8,259	1.6%
Total Investments						$663,069	$644,211	118.4%

COMMONWEALTH CREDIT PARTNERS BDC I, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS (CONTINUED)

(amounts in thousands, except per share data)

December 31, 2024

Portfolio Company - Investment (3)(7)(13)	Industry	Spread Above Index	Interest Rate (5)(8)	Maturity Date	Principal / Shares (12)	Amortized Cost	Fair Value	Percentage of Net Assets (2)
Cash and Cash Equivalents
First American Government Obligations Fund - X Class, 4.47%	Cash Equivalents	NA	NA	NA	4,857	$4,857	$4,857	0.9%
Other cash and cash equivalents	Cash Equivalents	NA	NA	NA	NA	477	477	0.1%
Total Cash and Cash Equivalents						5,334	5,334	1.0%
Total Investments and Cash and Cash Equivalents						$668,403	$649,545	119.4%
Liabilities in Excess of Other Assets							$(105,776)	(19.4)%
Net Assets							$543,769	100.0%

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
(10)
Investment is on non-accrual status.
(11)
Investment is deemed a non-controlled affiliated investment. Non-controlled affiliated investments generally are defined by the 1940 Act, as investments in portfolio companies in which the Company owns between 5% and 25% of the voting securities. See Note 5 in the accompanying notes to the consolidated financial statements for additional information on transactions in which the portfolio company was a non-controlled affiliated investment.
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

COMMONWEALTH CREDIT PARTNERS BDC I, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS (CONTINUED)

(amounts in thousands, except per share data)

December 31, 2024

The following table shows the portfolio composition by industry grouping based on fair value at December 31, 2024:

Industry(1)	Investments and Cash and Cash Equivalents at Fair Value	Percentage of Total Portfolio
Consumer Services	$142,554	21.9%
Health Care Equipment & Services	113,774	17.5%
Financial Services	91,533	14.1%
Media & Entertainment	64,866	10.0%
Software & Services	60,918	9.4%
Capital Goods	52,815	8.1%
Commercial & Professional Services	41,235	6.4%
Consumer Durables & Apparel	23,972	3.7%
Technology Hardware & Equipment	16,294	2.5%
Consumer Staples Distribution & Retail	15,736	2.4%
Materials	7,656	1.2%
Insurance	6,414	1.0%
Cash and Cash Equivalents	5,334	0.8%
Transportation	4,286	0.7%
Telecommunication Services	2,158	0.3%
	$649,545	100%

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

March 31, 2025

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

The Company conducts private placements of shares of its common stock, par value $0.001 per share (the “Shares”), to investors in reliance on exemptions from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”). Each investor in the private placement made a capital commitment (the “Capital Commitments”) to purchase Shares pursuant to a subscription agreement (a “Subscription Agreement”). Investors are required to make capital contributions to purchase additional Shares (the “Drawdown Purchase Price”) each time the Company delivers a drawdown notice (the “Drawdown Notice”), which is delivered at least ten business days prior to the required funding date, in an aggregate amount not to exceed their respective Capital Commitments.

The Company has established CCP BDC Blocker I, LLC, CCP BDC Blocker II, LLC, and CCP Blocker III, LLC, wholly-owned direct subsidiaries. These subsidiaries allow the Company to hold equity securities of portfolio companies organized as pass-through entities while continuing to satisfy the requirements of a RIC under the Code. Each of these subsidiaries has elected to be treated as a corporation for tax purposes.

On February 7, 2022, the Company established CCP BDC California LLC (together with CCP BDC Blocker I, LLC, CCP BDC Blocker II, LLC, and CCP Blocker III, LLC, the "Subsidiaries"), a California limited liability company that is a disregarded entity for tax purposes, to acquire investments in the state of California, as required by California law.

Note 2—Summary of Significant Accounting Policies

Basis of Presentation

The Company’s consolidated financial statements have been prepared in conformity with U.S. Generally Accepted Accounting Principles (“GAAP”) and include the accounts of the Subsidiaries. The Company is an investment company following accounting and reporting guidance in Financial Accounting Standards Board ("FASB") Accounting Standards Codification Topic 946, Financial Services—Investment Companies (“ASC 946”). The Company consolidates its Subsidiaries.

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

The Company’s consolidated interim financial statements are prepared in accordance with GAAP and pursuant to the requirements for reporting on Form 10-Q and Article 6 of Regulation S-X. Accordingly, the Company’s consolidated interim financial statements do not include all of the information and notes required by GAAP for annual financial statements. In the opinion of management, the consolidated financial statements reflect all adjustments and reclassifications consisting solely of normal accruals that are necessary for the fair presentation of financial results as of and for the periods presented. The unaudited interim consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes thereto in the Company’s Form 10-K for the year ended December 31, 2024, as filed with the U.S. Securities and Exchange Commission (the “SEC”).

Use of Estimates

The preparation of consolidated interim financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts and disclosures in these consolidated interim financial statements. Actual results could differ from those estimates.

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

Investment Classification

The Company classifies its investments in accordance with the requirements of the 1940 Act. Under the 1940 Act, “Control” is defined as the power to exercise a controlling influence over the management or policies of a company, unless such power is solely the result of an official position with such company. In addition, in accordance with Section 2(a)(9) of the 1940 Act, any person who owns beneficially, either directly or through one or more controlled companies, more than 25% of the voting securities of a company shall be presumed to control such company. Any person who does not so own more than 25% of the voting securities of any company shall be presumed not to control such company. Any person who does not so own more than 25% of the voting securities of any company and/or does not have the power to exercise control over the management or policies of such portfolio company shall be presumed not to control such company. Consistent with the 1940 Act, “affiliated investments” are defined as those investments in companies in which the Company owns 5% or more of the voting securities. Consistent with the 1940 Act, “non-affiliated investments” are defined as investments that are neither control investments nor affiliated investments. As of March 31, 2025 and as of December 31, 2024, the Company did not “control” and was not an “affiliated person” of any of its portfolio companies, each as defined in the 1940 Act, except as noted as of March 31, 2025 and December 31, 2024 in the consolidated schedules of investments.

Cash and Cash Equivalents

Cash and cash equivalents include cash held in banks and short-term, liquid investments in a money market deposit account. Cash and cash equivalents are carried at cost which approximates fair value. The Company deposits at financial institutions for its cash and cash equivalents may exceed FDIC insured limits under applicable law.

The Company considers all highly liquid investments with a maturity of three months or less, when acquired, to be cash equivalents. As of March 31, 2025 and December 31, 2024, the Company held cash and cash equivalents in the form of money market fund shares held in First American Government Obligations Fund and other cash and cash equivalents with a fair value of $3.0 million and $4.9 million, respectively, representing 0.56% and 0.89%, respectively, of the Company’s net assets. Cash equivalents in the form of money market fund shares are valued at their reported net asset value (generally $1 per share) on the measurement date, and are categorized within Level 1 of the fair value hierarchy under ASC 820, as inputs in the valuation are observable.

Organizational Expenses and Offering Costs

The Company bore the organizational expenses and offering costs incurred in connection with the formation of the Company and the offering of its Shares, including the out-of-pocket expenses of the Investment Adviser and its agents and affiliates. In addition, the Company will reimburse the Investment Adviser for the organizational expenses and offering costs it incurs on the Company’s behalf. For the period from the Inception Date through March 31, 2025, the Company had incurred $0.48 million of organizational costs. If actual organizational expenses and offering costs incurred exceed $0.75 million, the Investment Adviser or its affiliate bear the excess costs.

Organizational expenses consist of costs incurred to establish the Company and enable it legally to do business. Organization costs are expensed as incurred. Offering costs consist of costs incurred in connection with the offering of Shares of the Company. Offering costs are capitalized as a deferred charge and amortized to expense on a straight-line basis over 12 months from the inception date. There were no organizational or offering costs for the three months ended March 31, 2025 and March 31, 2024. As of March 31, 2025 and December 31, 2024, no offering costs were deferred.

Deferred Financing Costs

Financing costs incurred in connection with the Company’s credit facilities are capitalized and amortized into expense using the straight-line method, which approximates the effective yield method over the life of the respective facility. See Note 6 – Borrowings.

Revenue Recognition

Interest Income

Interest income, adjusted for amortization of premium and accretion of discount, is recorded on an accrual basis. Discount and premium on investments purchased are accreted/amortized over the expected life of the respective investment using the effective yield method. Loan origination fees, original issue discount (“OID”) and market discounts or premiums are capitalized and amortized into interest income using the effective interest method. Upon prepayment of a loan or debt security, any prepayment premiums, unamortized upfront loan origination fees and unamortized discounts are recorded as interest income. The Company may have loans in its portfolio that contain a payment-in-kind (“PIK”) interest provision. PIK interest is accrued and recorded as income at the contractual rates, if deemed collectible. The PIK interest is added to the principal balance on the capitalization date and is generally due at maturity or when deemed by the issuer. For the three months ended March 31, 2025 and March 31, 2024, the Company recognized PIK interest from investments of $885 thousand and $31 thousand, respectively, which is included in Interest Income on the Consolidated Statements of Operations.

Fee Income

Fee income, such as structuring fees, loan monitoring, amendment, syndication, commitment, termination, and other loan fees are recognized as income when earned, either upon receipt or amortized into fee income. Upon the re-payment of a loan or debt security, any prepayment penalties and unamortized loan fees are recorded as fee income.

Non-accrual

Investments may be placed on non-accrual status when principal or interest payments are past due and/or when there is reasonable doubt that principal or interest will be collected. Accrued cash and PIK interest are generally reversed when an investment is placed on non-accrual status. Interest payments received on non-accrual investments may be recognized as income or applied to principal depending upon management’s judgment of the ultimate outcome. Non-accrual investments are restored to accrual status when past due principal and interest is paid and, in management’s judgment, are likely to remain current.

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

Income Taxes

The Company has elected to be treated for federal income tax purposes, and intends to qualify annually, as a RIC under Subchapter M of the Code and intends to operate in a manner so as to qualify for the tax treatment applicable to RICs. Generally, a corporation can qualify as a RIC if it distributes dividends for federal income tax purposes to stockholders in an amount generally equal to at least 90% of “investment company taxable income,” as defined in the Code, and determined without regard to any deduction for dividends paid. Distributions declared prior to the filing of the previous year’s tax return and paid up to twelve months after the previous tax year can be carried back to the prior tax year in determining the distributions paid in such tax year. The tax character of distributions is determined based on the total amount of taxable income for the full tax year and cannot be confirmed until after the close of the tax year. Accordingly, the tax character of the Company’s distributions as reported in the consolidated statements of change in net assets may be re-characterized later based on taxable income for the full tax year. The Company intends to make sufficient distributions to maintain its ability to be subject to be taxed as a RIC each year. The Company will be subject to a 4.0% nondeductible U.S. federal excise tax on certain undistributed income unless the Company distributes, in a timely manner as required by the Code, an amount at least equal to the sum of (1) 98.0% of its respective net ordinary income earned for the calendar year and (2) 98.2% of its respective capital gain net income for the one-year period ending October 31 in the calendar year, plus any net ordinary income or capital gain net income not distributed in previous years.

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

Recent Accounting Standards Update

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280), which improves reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The amendments are effective for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024. The Company has adopted ASU 2023-07 effective December 31, 2024, and concluded that the application of this guidance did not have any material impact on its consolidated financial statements.

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

The following table presents fair value measurements of investments and cash and cash equivalents, by major class, as of March 31, 2025, according to the fair value hierarchy:

	Fair Value Measurements
	Level 1	Level 2	Level 3	Totals
First Lien Senior Secured	$—	$—	$627,871	$627,871
Equity	—	—	6,755	6,755
Cash and cash equivalents	3,484	—	—	3,484
Total	$3,484	$—	$634,626	$638,110

The following table presents fair value measurements of investments and cash and cash equivalents, by major class, as of December 31, 2024, according to the fair value hierarchy:

	Fair Value Measurements
	Level 1	Level 2	Level 3	Totals
First Lien Senior Secured	$—	$—	$635,952	$635,952
Equity	—	—	8,259	8,259
Cash and cash equivalents	5,334	—	—	5,334
Total	$5,334	$—	$644,211	$649,545

The following table provides a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the three months ended March 31, 2025:

	First Lien Senior Secured	Equity	Total
Balance as of December 31, 2024	$635,952	$8,259	$644,211
Purchases and other adjustments to cost	13,699	110	13,809
Sales and repayments	(20,597)	(629)	(21,226)
Net realized gain/(loss) on investments	—	271	271
Net change in unrealized gain/(loss) on investments	(2,175)	(1,256)	(3,431)
Net accretion of discount on investments	992	—	992
Balance as of March 31, 2025	$627,871	$6,755	$634,626
Net change in unrealized gain/loss for the period relating to those Level 3 assets that were still held by the Company at the end of the period:	$(2,328)	$(1,255)	$(3,583)

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
(a)
During the three months ended March 31, 2024, as a result of an investment restructuring, $9.3 million of senior secured debt was exchanged for equity with a fair market value of $2.9 million.

Purchases represent the acquisition of new investments at cost and PIK capitalization. Sales and repayments represent principal payments received during the period. For the three months ended March 31, 2025 and March 31, 2024, there were no transfers between levels of the fair value hierarchy.

Significant Unobservable Inputs

The following table summarizes the significant unobservable inputs used to value Level 3 investments as of March 31, 2025. The table is not intended to be all-inclusive, but instead identifies the significant unobservable inputs relevant to the determination of fair values.

				Selected Input Range
Asset Category	Fair Value	Primary Valuation Technique	Unobservable Inputs	Minimum		Maximum		Weighted Average (a)
First Lien Senior Secured	$569,452	Discounted Cash Flow	Discount Rate	8.3%		22.0%		11.0%
Equity	409	Discounted Cash Flow	Discount Rate	27.2%		27.2%		27.2%
First Lien Senior Secured	37,421	Market Comparables	EBITDA Multiple	7.3	x	11.5	x	9.9	x
Equity	5,493	Market Comparables	EBITDA Multiple	6.3	x	15.3	x	11.9	x
First Lien Senior Secured	17,050	Market Comparables	Revenue Multiple	0.6	x	1.7	x	1.1	x
Equity	853	Market Comparables	Revenue Multiple	0.6	x	3.1	x	3.1	x
First Lien Senior Secured	3,948	Broker Quote	Broker Quote	NA		NA		NA
Total	$634,626

(a)
Weighted averages are calculated based on fair value of investments.

The following table summarizes the significant unobservable inputs used to value Level 3 investments as of December 31, 2024. The table is not intended to be all-inclusive, but instead identifies the significant unobservable inputs relevant to the determination of fair values.

				Selected Input Range
Asset Category	Fair Value	Primary Valuation Technique	Unobservable Inputs	Minimum	Maximum	Weighted Average (a)
First Lien Senior Secured	$580,106	Discounted Cash Flow	Discount Rate	8.2%	22.0%	11.3%
Equity	401	Discounted Cash Flow	Discount Rate	26.9%	26.9%	26.9%
First Lien Senior Secured	46,260	Market Comparables	EBITDA Multiple	5.5x	12.5x	9.5x
Equity	7,027	Market Comparables	EBITDA Multiple	5.5x	15.8x	12.2x
First Lien Senior Secured	9,586	Market Comparables	Revenue Multiple	0.5x	0.7x	0.6x
Equity	831	Market Comparables	Revenue Multiple	0.5x	3.6x	3.5x
Total	$644,211

(a)
Weighted averages are calculated based on fair value of investments.

There were no significant changes in valuation approach or technique as of March 31, 2025 and December 31, 2024.

Level 3 inputs to the valuation methodology are unobservable and significant to overall fair value measurement. The inputs into the determination of fair value require significant management judgment or estimation. Financial instruments that are included in this category include investments in privately held entities where the fair value is based on unobservable inputs.

The income and market approaches were used in the determination of fair value of certain Level 3 assets as of March 31, 2025 and December 31, 2024. The significant unobservable inputs used in the income approach are the discount rate or market yield used to discount the estimated future cash flows expected to be received from the underlying investment, which include both future principal and interest payments and any other end of term fees, as applicable. Included in the consideration and selection of discount rates are factors such as risk of default, interest rate risk, and changes in credit quality. The significant unobservable inputs used in the market approach are based on market comparable transactions and market multiples of publicly traded comparable companies. Increases or decreases in the valuation multiples in isolation may result in higher or lower fair value measurement, respectively, and increases or decreases in the discount rate in isolation may result in lower or higher fair value measurement, respectively.

As of March 31, 2025 and December 31, 2024, the Company has four portfolio companies on a non-accrual status. Refer to Note 2—Summary of Significant Accounting Policies for additional details regarding the Company’s non-accrual policy. The following table shows the amortized cost and fair value of the Company's performing and non-accrual investments as of March 31, 2025 and December 31, 2024:

	March 31, 2025		December 31, 2024
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Performing	$609,426	$608,161	$614,567	$614,653
Non-accrual	47,490	26,465	48,502	29,558
Total	$656,916	$634,626	$663,069	$644,211

For discussion of the fair value measurement of the Company’s borrowings, refer to Note 6 – Borrowings.

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

Management Fee

During the Investment Period (as defined in the Investment Advisory Agreement), the Management Fee will be calculated at an annual rate of 1.00% with respect to the Company’s Adjusted Average Assets Invested (defined below) in respect of the relevant quarterly period, in the manner set forth in the table below. During the Investment Period, “Adjusted Average Assets Invested” shall mean (a) the average of the sum of the Company’s (i) Drawn Capital Commitments and (ii) the aggregate dollar amount of distributions issued to stockholders in-kind pursuant to the Company’s dividend reinvestment plan (“DRIP”) as of the latest declaration date of any such distribution, excluding any amounts of such distribution received in cash by stockholders that have opted out of the DRIP, and (iii) outstanding principal on borrowings, in the case of clause (i) and clause (iii), as of the last business day of each month included in the relevant quarterly period less (b) the sum of the Company’s (iv) cumulative net unrealized losses, if any, and (v) cumulative net realized losses, if any, in the case of clause (iv) and clause (v), as of the last business day of the relevant quarter. For the avoidance of doubt, the quarterly Management Fees payable to the Investment Adviser are specifically set forth below.

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

The table set forth below shows the following quarterly fee percentages shall be payable with respect to the Company’s Target Adjusted Average Assets through the end of the Investment Period:

Quarter Ending	Quarter	Target Adjusted Average Assets Invested ($ in millions) [1]	Quarterly Management Fee Percentage	Quarterly Dollar Amount ($ in millions) [2]
September 30, 2021	1	$80	1%	$0.20
December 31, 2021	2	$160	1%	$0.40
March 31, 2022	3	$240	1%	$0.60
June 30, 2022	4	$320	1%	$0.80
September 30, 2022	5	$400	1%	$1.00
December 31, 2022	6	$480	1%	$1.20
March 31, 2023	7	$560	1%	$1.40
June 30, 2023	8	$640	1%	$1.60
September 30, 2023	9	$650	1%	$1.625
December 31, 2023	10	$650	1%	$1.625
March 31, 2024	11	$726	1%	$1.82
June 30, 2024	12	$740	1%	$1.85
September 30, 2024	13	$751	1%	$1.88
December 31, 2024	14	$754	1%	$1.88
March 31, 2025	15 and beyond [3]	$756	1%	$1.89

(1)
The Management Fee paid at the end of any quarter shall be calculated based on the lower of the actual Adjusted Average Assets Invested in respect of the quarter and the target Adjusted Average Assets Invested for that quarter. The target Adjusted Average Assets have been increased to include amounts from the DRIP not received in cash and will continue to increase beyond the period provided for in the schedule above.
(2)
Reflects dollar amount of Management Fees payable for the applicable quarter based on the Company’s target Adjusted Average Assets Invested as of the end of such quarter.
(3)
Effective after the quarter ended March 31, 2025, Target Adjusted Average Assets Invested increases each quarter to include reinvested dividends from the DRIP.

For the three months ended March 31, 2025, the Company incurred $1.59 million in Management Fees under the Investment Advisory Agreement. For the three months ended March 31, 2024, the Company incurred $1.57 million in Management Fees under the Investment Advisory Agreement.

There were no management fee waivers for the three months ended March 31, 2025 and March 31, 2024.

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

For the three months ended March 31, 2025, the Company incurred $0.4 million in incentive fees under the Investment Advisory Agreement. For the three months ended March 31, 2024, the Company incurred $0.4 million in incentive fees under the Investment Advisory Agreement.

There were no incentive fee waivers for the three months ended March 31, 2025 and March 31, 2024.

Administration Agreement

The Company has entered into an administration agreement (the “Administration Agreement”) with Commonwealth Credit Advisors LLC, a Delaware limited liability company (in such capacity, the “Administrator”), under which the Administrator provides administrative services for the Company, including arranging office facilities for the Company and providing office equipment and clerical, bookkeeping and recordkeeping services at such facilities. Under the Administration Agreement, the Administrator also performs, or oversees the performance of, the Company's required administrative services, which includes being responsible for the financial records which the Company is required to maintain and preparing reports to the Company's stockholders and reports filed with the SEC and providing the services of the Company's chief financial officer, chief compliance officer and their respective staffs. In addition, the Administrator will assist the Company in determining and in publishing the Company's net asset value, overseeing the preparation and filing of tax returns and the preparation and dissemination of reports to the Company's stockholders, and generally overseeing the payment of the Company's expenses and the performance of administrative and professional services rendered to the Company by others. The Administrator may also provide on the Company's behalf managerial assistance to the Company's portfolio companies.

The Administrator has hired a third-party sub-administrator (the "Sub-Administrator") to assist with the provision of administration services. For the three months ended March 31, 2025 and March 31, 2024, the Company incurred $0.08 million and $0.08 million, respectively, in administrative service fees under the administration agreement, payable to the Sub-Administrator. Administration service fees are included in other general and administrative expenses on the Statements of Operations.

Management Consulting Services

Operating Advisory Group, LLC (“OAG”), is a consulting firm that exclusively provides management consulting services, substantially all of which are provided to portfolio companies of Comvest Partners’ affiliated funds investing in a control equity strategy. An affiliate of the Investment Adviser also engages OAG to provide assistance with certain discrete diligence and other matters in connection with the Company’s investing activities. For the three months ended March 31, 2025 and March 31, 2024, OAG charged $0 thousand and $4 thousand, respectively, for due diligence services which were paid by portfolio companies of the Company. In addition, for the three months ended March 31, 2025 and March 31, 2024, OAG charged the Company $0 thousand and $0 thousand, respectively, for diligence expense which were paid by the Company. While neither the Company nor any of its affiliates or personnel own or share in any portion of the economics received by OAG, an affiliate of the Investment Adviser has been granted an option to acquire the shares of OAG’s parent company at a nominal value.

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

Note 5—Transactions with Non-controlled Affiliated Investments

A non-controlled affiliated investment is an investment in which the Company has an ownership interest of 5% or more of its voting securities. A controlled affiliate investment is an investment which the Company has an ownership interest of more than 25% of its voting securities. Please see the Company's consolidated schedule of investments for the type of investment, principal amount/shares, interest rate including the spread, and the maturity date. Transactions related to the Company's investments with affiliates for the three months ended March 31, 2025 were as follows:

Portfolio Company	Type of Asset	Amount of interest included in income	Beginning Fair Value at December 31, 2024	Gross additions(1)	Gross reductions(2)	Realized Gain/(Loss)	Change in Unrealized Gain (Loss)	Fair Value at March 31, 2025
Non-controlled, affiliated investments:
Kent Water Sports Holdings, LLC - Delayed Draw Loan Last-Out	First Lien Senior Secured	$—	$3,330	$—	$—	$—	$(453)	$2,877
Kent Water Sports Holdings, LLC - Delayed Draw Loan First-Out	First Lien Senior Secured	163	6,256	331	—	—	61	$6,648
Sea-K Investors, LLC	Preferred Equity	—	—	—	—	—	—	—
Sea-K Investors, LLC	Common Equity	—	—	—	—	—	—	—
Total Non-controlled, affiliated Investments		$163	$9,586	$331	$—	$—	$(392)	$9,525

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

Note 6—Borrowings

Goldman Credit Facility

On August 11, 2021, the Company entered into a credit agreement (together with the exhibits and schedules thereto, the "Goldman Credit Facility") as the borrower and Goldman Sachs Bank USA (“Goldman Sachs”) as the lender. The Goldman Credit Facility is structured as a revolving credit facility secured by the capital commitments of the Company’s subscribed investors and certain related assets. On September 27, 2021, the Goldman Credit Facility was amended, pursuant to which the maximum loan amount was increased to the lesser of $130 million and the borrowing base (the “Borrowing Base”).

The Goldman Credit Facility is uncommitted and matures on the earlier of (i) the date on which either the Company or lender provide written notice of termination to the other party and (ii) the date that is 30 days prior to the last date on which the Company may issue capital drawdowns to its investors. Under the Goldman Credit Facility, the Company is permitted to borrow up to the lesser of $130 million and the Borrowing Base. The “Borrowing Base” is based upon the unfunded capital commitments of certain subscribed investors in the Company that have been approved by Goldman Sachs and meet certain criteria. The advance rate for such investors is currently 90%. The Borrowing Base was $130.0 million at March 31, 2025. The Goldman Credit Facility contains certain customary affirmative and negative covenants and events of default. The Goldman Credit Facility bears interest at a rate Term SOFR + 2.82% per annum.

The weighted average annualized interest cost (excluding amortization of deferred financing costs and other fees) for all borrowings for the three months ended March 31, 2025 and March 31, 2024 was 7.14% and 8.14%, respectively. The average daily debt outstanding for the three months ended March 31, 2025 and March 31, 2024 was $99.1 million and $109.8 million, respectively. The maximum debt outstanding for the three months ended March 31, 2025 and March 31, 2024 was $111.1 million and $109.8 million, respectively.

The following table represents borrowings as of March 31, 2025:

	Total Aggregate Borrowing Capacity	Total Principal Outstanding	Less Deferred Financing Costs	Amount per Statements of Assets and Liabilities
Goldman Credit Facility	$130,000	$102,900	$10	$102,890
Total	$130,000	$102,900	$10	$102,890

The following table represents borrowings as of December 31, 2024:

	Total Aggregate Borrowing Capacity	Total Principal Outstanding	Less Deferred Financing Costs	Amount per Statements of Assets and Liabilities
Goldman Credit Facility	$130,000	$111,100	$18	$111,082
Total	$130,000	$111,100	$18	$111,082

The following table represents interest and debt fees for the three months ended March 31, 2025:

	Interest Rate(2)	Interest Expense	Deferred Financing Costs (1)	Other Fees (1)
Goldman Credit Facility	SOFR + 2.82%	$1,768	$8	$33
Total		$1,768	$8	$33
(1)
Amortization of deferred financing costs and other fees are included in interest expense on the Consolidated Statements of Operations.
(2)
As of March 31, 2025, the 1-month SOFR rate was 4.32%.

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
(2)
As of March 31, 2024, the 1-month SOFR rate was 5.33%.

At March 31, 2025 and December 31, 2024, the carrying amount of the Company’s secured borrowings on the Goldman Sachs Credit Facility approximated their fair value in accordance with ASC 820. As of March 31, 2025 and December 31, 2024, the Company’s borrowings are deemed to be a Level 3 measurement, as defined in Note 3 – Fair Value of Financial Instruments.

Note 7—Commitments and Contingencies

Commitments

In the ordinary course of business, the Company may enter into future funding commitments. As of March 31, 2025 and December 31, 2024, the Company had unfunded commitments on delayed draw term loans and revolving credit lines of $39.5 million and $48.7 million, respectively. The Company maintains sufficient cash on hand, unfunded Capital Commitments, and available borrowings from the Goldman Credit Facility to fund such unfunded commitments.

As of March 31, 2025, the Company’s unfunded commitments consisted of the following:

Portfolio Company Name	Investment Type	Commitment Type	Unfunded Commitments
190 Octane Financing, LLC	First Lien Senior Secured	Revolving Credit Line	$468
ACT Acquisition Intermediate Holdco, LLC	First Lien Senior Secured	Revolving Credit Line	774
Allbridge, LLC	First Lien Senior Secured	Delayed Draw Term Loan	201
Allbridge, LLC	First Lien Senior Secured	Revolving Credit Line	201
Atlas US Buyer, LLC	First Lien Senior Secured	Revolving Credit Line	766
Batteries Plus Holding Corporation	First Lien Senior Secured	Revolving Credit Line	1,690
Billhighway, LLC	First Lien Senior Secured	Delayed Draw Term Loan	367
Billhighway, LLC	First Lien Senior Secured	Revolving Credit Line	295
Cardiology Management Holdings, LLC	First Lien Senior Secured	Delayed Draw Term Loan	4,732
CAS Acquisition, LLC	First Lien Senior Secured	Revolving Credit Line	1,167
CheckedUp, Inc	First Lien Senior Secured	Revolving Credit Line	848
CTM Group, Inc.	First Lien Senior Secured	Revolving Credit Line	74
Discovery SL Management, LLC	First Lien Senior Secured	Delayed Draw Term Loan	1,632
Discovery SL Management, LLC	First Lien Senior Secured	Revolving Credit Line	363
Drive Assurance Corporation	First Lien Senior Secured	Delayed Draw Term Loan	377
Engineered Films Acquisition Inc.	First Lien Senior Secured	Revolving Credit Line	1,810
EPS Operations, LLC	First Lien Senior Secured	Revolving Credit Line	887
Fiesta Holdings, LLC	First Lien Senior Secured	Revolving Credit Line	749
Firebirds Buyer, LLC	First Lien Senior Secured	Revolving Credit Line	1,382
Hasa Acquisition, LLC	First Lien Senior Secured	Delayed Draw Term Loan	1,616
Hasa Acquisition, LLC	First Lien Senior Secured	Revolving Credit Line	1,041
Kemper Sports Management, LLC	First Lien Senior Secured	Revolving Credit Line	1,676
Military Retail Solutions, LLC	First Lien Senior Secured	Revolving Credit Line	673
Military Retail Solutions, LLC	First Lien Senior Secured	Delayed Draw Term Loan	1,835
Narcote, LLC	First Lien Senior Secured	Revolving Credit Line	1,360
Oak Dental Partners	First Lien Senior Secured	Revolving Credit Line	516
OAO Acquisitions, Inc.	First Lien Senior Secured	Revolving Credit Line	659
OneCare Media, LLC	First Lien Senior Secured	Revolving Credit Line	617
Pansophic Learning US, LLC	First Lien Senior Secured	Delayed Draw Term Loan	566
PDDS Holdco, Inc.	First Lien Senior Secured	Delayed Draw Term Loan	699
PJW Ultimate Holdings, LLC	First Lien Senior Secured	Revolving Credit Line	2,139
Rushmore Intermediate II, LLC	First Lien Senior Secured	Revolving Credit Line	1,344
Senior Support Holdings (Franchise) Acquisition, Inc.	First Lien Senior Secured	Delayed Draw Term Loan	1,839
Spartan CP, LLC	First Lien Senior Secured	Delayed Draw Term Loan	782
Spartan CP, LLC	First Lien Senior Secured	Revolving Credit Line	502
Total Fleet Buyer, LLC	First Lien Senior Secured	Revolving Credit Line	1,390
VardimanBlack Holdings, LLC	First Lien Senior Secured	Delayed Draw Term Loan	211
Vecta Holdings, LLC	First Lien Senior Secured	Revolving Credit Line	124
West Creek Financial SPV - Debt Facility VI, LLC	First Lien Senior Secured	Delayed Draw Term Loan	866
West Creek Financial SPV - Debt Facility VI, LLC	First Lien Senior Secured	Revolving Credit Line	289
Total			$39,527

As of December 31, 2024, the Company’s unfunded commitments consisted of the following:

Portfolio Company Name	Investment Type	Commitment Type	Unfunded Commitments
190 Octane Financing, LLC	First Lien Senior Secured	Revolving Credit Line	$468
ACT Acquisition Intermediate Holdco, LLC	First Lien Senior Secured	Revolving Credit Line	697
Allbridge, LLC	First Lien Senior Secured	Delayed Draw Term Loan	201
Allbridge, LLC	First Lien Senior Secured	Revolving Credit Line	201
Atlas US Buyer, LLC	First Lien Senior Secured	Revolving Credit Line	766
Batteries Plus Holding Corporation	First Lien Senior Secured	Revolving Credit Line	2,158
Billhighway, LLC	First Lien Senior Secured	Delayed Draw Term Loan	367
Billhighway, LLC	First Lien Senior Secured	Revolving Credit Line	295
Cardiology Management Holdings, LLC	First Lien Senior Secured	Delayed Draw Term Loan	4,732
CAS Acquisition, LLC	First Lien Senior Secured	Revolving Credit Line	1,167
CheckedUp, Inc	First Lien Senior Secured	Revolving Credit Line	1,131
CTM Group, Inc.	First Lien Senior Secured	Revolving Credit Line	295
Discovery SL Management, LLC	First Lien Senior Secured	Delayed Draw Term Loan	1,814
Discovery SL Management, LLC	First Lien Senior Secured	Revolving Credit Line	363
Drive Assurance Corporation	First Lien Senior Secured	Delayed Draw Term Loan	377
Engineered Films Acquisition Inc.	First Lien Senior Secured	Revolving Credit Line	2,111
EPS Operations, LLC	First Lien Senior Secured	Revolving Credit Line	1,774
Fiesta Holdings, LLC	First Lien Senior Secured	Revolving Credit Line	749
Firebirds Buyer, LLC	First Lien Senior Secured	Delayed Draw Term Loan	691
Firebirds Buyer, LLC	First Lien Senior Secured	Revolving Credit Line	864
Hasa Acquisition, LLC	First Lien Senior Secured	Delayed Draw Term Loan	1,616
Hasa Acquisition, LLC	First Lien Senior Secured	Revolving Credit Line	1,553
Hornblower Sub LLC	First Lien Senior Secured	Revolving Credit Line	313
Kemper Sports Management, LLC	First Lien Senior Secured	Revolving Credit Line	1,676
Military Retail Solutions, LLC	First Lien Senior Secured	Revolving Credit Line	918
Military Retail Solutions, LLC	First Lien Senior Secured	Delayed Draw Term Loan	1,835
Mollie Funding II, LLC	First Lien Senior Secured	Delayed Draw Term Loan	576
Mollie Funding II, LLC	First Lien Senior Secured	Revolving Credit Line	334
Narcote, LLC	First Lien Senior Secured	Revolving Credit Line	1,360
Oak Dental Partners	First Lien Senior Secured	Delayed Draw Term Loan	2,066
Oak Dental Partners	First Lien Senior Secured	Revolving Credit Line	516
OAO Acquisitions, Inc.	First Lien Senior Secured	Revolving Credit Line	659
OmniMax International, LLC	First Lien Senior Secured	Delayed Draw Term Loan	843
OneCare Media, LLC	First Lien Senior Secured	Revolving Credit Line	617
Pansophic Learning US, LLC	First Lien Senior Secured	Delayed Draw Term Loan	566
PDDS Holdco, Inc.	First Lien Senior Secured	Delayed Draw Term Loan	1,038
PJW Ultimate Holdings, LLC	First Lien Senior Secured	Revolving Credit Line	952
Restaurant Holding Company, LLC	First Lien Senior Secured	Delayed Draw Term Loan	2,136
Rushmore Intermediate II, LLC	First Lien Senior Secured	Revolving Credit Line	1,344
Senior Support Holdings (Franchise) Acquisition, Inc.	First Lien Senior Secured	Delayed Draw Term Loan	1,839
Spartan CP, LLC	First Lien Senior Secured	Delayed Draw Term Loan	1,159
Spartan CP, LLC	First Lien Senior Secured	Revolving Credit Line	502
Total Fleet Buyer, LLC	First Lien Senior Secured	Revolving Credit Line	1,390
VardimanBlack Holdings, LLC	First Lien Senior Secured	Delayed Draw Term Loan	303
Vecta Holdings, LLC	First Lien Senior Secured	Revolving Credit Line	124
West Creek Financial SPV - Debt Facility VI, LLC	First Lien Senior Secured	Delayed Draw Term Loan	866
West Creek Financial SPV - Debt Facility VI, LLC	First Lien Senior Secured	Revolving Credit Line	385
Total			$48,707

The unrealized appreciation or depreciation associated with unfunded portfolio company commitments is recorded in the consolidated financial statements and reflected as an adjustment to the valuation of the related security in the Consolidated Schedule of Investments as of March 31, 2025 and December 31, 2024. The par amount of the unfunded portfolio company commitments is not recognized by the Company until the commitment is funded.

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

Note 8—Capital

Investor Commitments

As of March 31, 2025, the Company had $656.6 million in Capital Commitments, of which $186.6 million were unfunded. As of December 31, 2024 the Company had $656.6 million in Capital Commitments, of which $186.6 million were unfunded.

Capital Drawdowns

There were no Shares issued related to capital drawdowns for the three months ended March 31, 2025.

The following table summarizes the total Shares issued and net proceeds (in thousands) through the DRIP for the three months ended March 31, 2025:

Share Issue Date	Shares Issued	Net Proceeds
March 26, 2025	2,431	$2,271
Total Shares Issued	2,431	$2,271

There were no Shares issued related to capital drawdowns for the three months ended March 31, 2024.

The following table summarizes the total Shares issued and net proceeds (in thousands) through the DRIP for the three months ended March 31, 2024:

Share Issue Date	Shares Issued	Net Proceeds
March 28, 2024	13,657	$13,139
Total Shares Issued	13,657	$13,139

As of March 31, 2025 and December 31, 2024, 5,851 and 5,827, respectively, of the Company’s Shares were owned by Comvest Group Holdings SPV II LLC, a wholly owned subsidiary of an affiliate of Comvest Partners.

Distributions and Dividends

Distributions declared for the three months ended March 31, 2025 totaled approximately $15.1 million. Distributions declared for the three months ended March 31, 2024 totaled approximately $13.1 million.

The following table reflects distributions declared per share that have been declared by our Board for the three months ended March 31, 2025:

Date Declared	Record Date	Payment Date	Per Share Amount
March 26, 2025	March 26, 2025	March 27, 2025	$26.00

The following table reflects distributions declared per share that have been declared by our Board for the three months ended March 31, 2024:

Date Declared	Record Date	Payment Date	Per Share Amount
March 28, 2024	March 28, 2024	March 28, 2024	$24.00

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

The Company applies the following in implementing the DRIP. The Company uses only newly-issued Shares to implement the DRIP. The number of Shares issued to a stockholder that has not elected to have its distributions in cash shall be determined by dividing the total dollar amount of the distribution payable to such participant by the net asset value per share as of the last day of the Company’s fiscal quarter immediately preceding the date such distribution was declared (the “Reference NAV”); provided that in the event a distribution is declared on the last day of a fiscal quarter, the Reference NAV shall be deemed to be the net asset value per share as of such day. In addition, dividend reinvestment will be made net of any applicable U.S. withholding taxes.

Note 9—Net Assets

The following table reflects the net assets activity for the three months ended March 31, 2025:

	Shares	Shares - par	Additional paid in capital	Total distributable earnings (loss)	Total net assets
Balance as of December 31, 2024	582,249	$1	$569,695	$(25,927)	$543,769
Reinvestment of distributions (1)	2,431	—	2,271	—	2,271
Distributions to stockholders	—	—	—	(15,139)	(15,139)
Net investment income (loss)	—	—	—	13,751	13,751
Net realized gain (loss) from investment transactions	—	—	—	271	271
Net change in unrealized gain (loss) on investments	—	—	—	(3,431)	(3,431)
Balance as of March 31, 2025	584,680	$1	$571,966	$(30,475)	$541,492
(1)
Par value is less than $1.

The following table reflects the net assets activity for the three months ended March 31, 2024:

	Shares	Shares - par	Additional paid in capital	Total distributable earnings (loss)	Total net assets
Balance as of December 31, 2023	547,439	$1	$536,354	$(9,697)	$526,658
Reinvestment of distributions (1)	13,657	—	13,139	—	13,139
Distributions to stockholders	—	—	—	(13,139)	(13,139)
Net investment income (loss)	—	—	—	14,997	14,997
Net realized gain (loss) from investment transactions	—	—	—	(6,319)	(6,319)
Net change in unrealized gain (loss) on investments	—	—	—	2,805	2,805
Balance as of March 31, 2024	561,096	$1	$549,493	$(11,353)	$538,141
(1)
Par value is less than $1.

Note 10—Earnings Per Share

Basic earnings per Share is computed by dividing earnings available to common stockholders by the weighted average number of Shares outstanding during the period. Other potentially dilutive Shares, and the related impact to earnings, are considered when calculating earnings per Share on a diluted basis. As of March 31, 2025 and December 31, 2024, there are no dilutive securities. The following information sets forth the computation of the weighted average basic and diluted net change in net assets per Share resulting from operations for the three months ended March 31, 2025 and March 31, 2024.

	For the Three Months Ended March 31,
	2025	2024
Net increase (decrease) in net assets resulting from operations	$10,591	$11,483
Weighted average Shares outstanding - basic and diluted	582,384	548,039
Earnings (loss) per share of Shares - basic and diluted	$18.19	$20.95

Note 11—Financial Highlights

The following is a schedule of financial highlights for the three months ended March 31, 2025 and March 31, 2024:

	For the Three Months Ended March 31,
	2025	2024
Per Share Operating Performance
Net Asset Value, Beginning of Period	$933.91	$962.04
Results of Operations: (1)
Net Investment Income (Loss)	23.61	27.36
Net Realized and Unrealized Gain (Loss) on Investments	(5.39)	(6.31)
Net Increase (Decrease) in Net Assets Resulting from Operations	18.22	21.05
Distributions to Stockholders
Distributions from Net Investment Income(7)	(26.00)	(24.00)
Net Decrease in Net Assets Resulting from Distributions	(26.00)	(24.00)
Net Asset Value, End of Period	$926.13	$959.09
Shares Outstanding, End of Period	584,680	561,096
Total Return(3)	1.93%	2.18%
Net assets, end of period	$541,492	$538,141
Ratio/Supplemental Data
Weighted-average Shares outstanding	582,384	548,039
Ratio of net investment income (loss) to average net assets without waiver(2)	10.28%	11.41%
Ratio of net investment income (loss) to average net assets with waiver(2)	10.28%	11.41%
Ratio of total expenses to average net assets without waiver(2)(5)	3.23%	3.53%
Ratio of total expenses to average net assets with waiver(2)(5)	3.23%	3.53%
Asset coverage ratio (6)	623%	587%
Portfolio turnover rate (4)	3%	2%

(1)
The per common share data was derived by using weighted average Shares outstanding.
(2)
Ratios, excluding nonrecurring expenses, such as organization and offering costs, are annualized.
(3)
Total return is calculated assuming a purchase of Shares at the current net asset value on the first day and a sale at the current net asset value on the last day of the period reported.
(4)
Portfolio turnover rate is calculated using the lesser of year-to-date purchases or sales over the average of the invested assets at fair value. Portfolio turnover rate is not annualized.
(5)
Ratio of total expenses to average net assets is calculated using total operating expenses over average net assets.
(6)
Asset coverage ratio is presented as of March 31, 2025 and March 31, 2024, respectively.
(7)
The tax character of distributions is determined based on the total amount of taxable income for the full tax year and cannot be confirmed until after the close of the tax year. Accordingly, the tax character of the Company’s distributions as denoted herein may be re-characterized later based on taxable income for the full tax year.

Note 12 - Subsequent Events

The Company has evaluated subsequent events through the filing of this Form 10-Q and has determined that there have been no subsequent events that require recognition or disclosure in these consolidated financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the accompanying consolidated financial statements of Commonwealth Credit Partners BDC I, Inc. (collectively, “we”, “us”, “our”, or the “Company”) and the notes thereto and other financial information included elsewhere in this Quarterly Report on Form 10-Q. We are externally managed by our adviser, Commonwealth Credit Advisors LLC (the “Investment Adviser”).

Forward Looking Statements

Forward looking statements are identified by their use of such terms and phrases such as “anticipate”, “believe”, “continue”, “could”, “estimate”, “expect”, “intend”, “may”, “plan”, “potential”, “project”, “seek”, “should”, “target”, “will”, “would” or similar expressions. Actual results could differ materially from those projected in the forward-looking statements for any reason, including the factors set forth in Item 1A.—Risk Factors contained in our annual report on Form 10-K for the year ended December 31, 2024 and in this quarterly report on Form 10-Q. We have based the forward-looking statements included in this Form 10-Q on information available to us on the date of this Form 10-Q. We assume no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. Although we undertake no obligation to revise or update any forward-looking statements, you are advised to consult any additional disclosures that we may make directly to you or through reports that we have filed or in the future may file with the U.S. Securities and Exchange Commission (the “SEC”), including annual reports on Form 10-K, registration statements on Form 10, quarterly reports on Form 10-Q and current reports on Form 8-K.

In addition to factors previously disclosed in our SEC reports and those identified elsewhere in this report, including the “Risk Factors” section, the following factors, among others, could cause actual results to differ materially from forward-looking statements or historical performance:

•
the Company’s future operating results;
•
changes in political, economic or industry conditions, the interest rate environment or conditions affecting the financial and capital markets;
•
lack of sufficient investment opportunities;
•
volatility of leveraged loan markets;
•
risk of borrower default;
•
the restricted nature of investment positions;
•
the illiquid nature of our portfolio;
•
interest rate volatility;
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
•
Global economic, political and market conditions, including downgrades of U.S. credit rating, Russia's invasion of Ukraine and conflict in the Middle East, may adversely affect our business, results of operations and financial condition, including our revenue growth and profitability;

•
the impact of future acquisitions and divestitures;
•
the Company’s regulatory structure and tax status as a business development company (a “BDC”) and a regulated investment company (a “RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”); and
•
future changes in laws or regulations and conditions in the Company’s operating areas.

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

Portfolio and Investment Activity

During the three months ended March 31, 2025, we made $13.8 million of investments in new or existing portfolio companies and had $21.2 million in aggregate amount of sales, restructurings, and repayments, resulting in a decrease of net investments of $7.4 million for the period. The total portfolio of debt investments at fair value consisted of 100% bearing variable interest rates and 0% bearing fixed interest rates.

Our portfolio composition, based on fair value at March 31, 2025 was as follows:

	Percentage of Total Portfolio	Weighted Average Current Yield for Total Portfolio
First Lien Senior Secured	98.4%	10.6%
Equity	1.1	—
Cash and cash equivalents	0.5	—
Total	100.0%	10.6%

Our portfolio composition, based on fair value at December 31, 2024 was as follows:

	Percentage of Total Portfolio	Weighted Average Current Yield for Total Portfolio
First Lien Senior Secured	97.9%	10.8%
Equity	1.3	—
Cash and cash equivalents	0.8	—
Total	100.0%	10.8%

The following table shows the asset mix of our new investment fundings for the three months ended March 31, 2025:

	Asset Mix (In thousands)	Percentage
First Lien Senior Secured	$13,699	99.2%
Equity	110	0.8%
Total	$13,809	100.0%

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

As of March 31, 2025, the weighted average risk rating of our investments based on fair value was 2.4. As of March 31, 2025, the Company had four portfolio companies on non-accrual status. Refer to Note 2 – Summary of Significant Accounting Policies—for additional details regarding the Company’s non-accrual policy.

Internal Performance Rating	Investments at Fair Value (In thousands)	Percentage of Total Investments
1	$33,350	5.2%
2	414,115	65.2%
3	96,811	15.3%
4	63,885	10.1%
5	23,588	3.7%
6	2,877	0.5%
Total	$634,626	100.0%

As of December 31, 2024, the weighted average risk rating of our investments based on fair value was 2.5. As of December 31, 2024, the Company had four portfolio companies on non-accrual status. Refer to Note 2 – Summary of Significant Accounting Policies—for additional details regarding the Company’s non-accrual policy.

Internal Performance Rating	Investments at Fair Value (In thousands)	Percentage of Total Investments
1	$33,861	5.2%
2	395,234	61.4%
3	128,729	20.0%
4	56,829	8.8%
5	26,228	4.1%
6	3,330	0.5%
Total	$644,211	100.0%

The following table shows the amortized cost and fair value of our performing and non-accrual investments as of March 31, 2025 and December 31, 2024.

	March 31, 2025		December 31, 2024
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Performing	$609,426	$608,161	$614,567	$614,653
Non-accrual	47,490	26,465	48,502	29,558
Total	$656,916	$634,626	$663,069	$644,211

A summary of our non-accrual assets as of March 31, 2025 and December 31, 2024, is provided below. Under U.S. Generally Accepted Accounting Principles ("GAAP"), we will not recognize cash and PIK interest income on such investments for financial reporting purposes.

		March 31, 2025		December 31, 2024
Portfolio Company	Date of Non-Accrual Status	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Kent Water Sports Holdings, LLC(1)	10/1/2023	$12,713	$2,877	$12,713	$3,330
OneCare Media, LLC	10/1/2024	13,828	7,525	14,157	8,534
Select Rehabilitation, LLC	10/1/2024	18,041	14,460	18,724	15,225
VardimanBlack Holdings, LLC(1)	10/1/2023	2,908	1,603	2,908	2,469
Total		$47,490	$26,465	$48,502	$29,558
(1)
Only certain positions are on non-accrual status.

The following table shows the weighted average rate, spread over the reference rate of floating rate, fees of debt investments originated and restructured, and the weighted average rate of sales and payoffs of portfolio companies during the three months ended March 31, 2025.

Weighted average rate of new investment fundings and restructurings	9.82%
Weighted average spread over Reference Rate of new floating rate investment fundings and restructurings	5.50%
Weighted average OID fees of new investment funding and restructurings	2.00%
Weighted average rate of sales and payoffs of portfolio investments	11.40%

The following table shows the weighted average rate, spread over the reference rate of floating rate, fees of debt investments originated and restructured, and the weighted average rate of sales and payoffs of portfolio companies during the three months ended March 31, 2024.

Weighted average rate of new investment fundings and restructurings	11.18%
Weighted average spread over Reference Rate of new floating rate investment fundings and restructurings	5.80%
Weighted average OID fees of new investment funding and restructurings	1.67%
Weighted average rate of sales and payoffs of portfolio investments	10.62%

The amount of the portfolio in each risk rating may vary substantially from period to period resulting primarily from changes in the composition of the portfolio as a result of new investment, restructuring, repayment and exit activities. In addition, changes in the risk ratings may be made to reflect our expectation of performance and changes in investment values.

RESULTS OF OPERATIONS

Our operating results for the three months ended March 31, 2025 and March 31, 2024 were as follows (dollars in thousands):

	For the Three Months Ended March 31,
	2025	2024
Total investment income	$18,074	$19,632
Less: Net expenses	4,323	4,635
Net investment income (loss)	13,751	14,997
Net realized gains (losses)	271	(6,319)
Net change in unrealized gains (losses)	(3,431)	2,805
Net increase (decrease) in net assets resulting from operations	$10,591	$11,483

Investment Income

Investment income for the three months ended March 31, 2025 and March 31, 2024 was driven by deployment of capital, interest income from our investments, and change in invested balance. The composition of our investment income for the three months ended March 31, 2025 and March 31, 2024 was as follows (dollars in thousands):

	For the Three Months Ended March 31,
	2025	2024
Investment income from non-controlled, non-affiliated investments:
Interest income	17,239	19,236
Fee income	672	396
Investment income from non-controlled, affiliated investments:
Interest income	163	—
Total investment income	$18,074	$19,632

Operating Expenses

The composition of our operating expenses for the three months ended March 31, 2025 and March 31, 2024 was as follows (dollars in thousands):

	For the Three Months Ended March 31,
	2025	2024
Incentive fees	$397	$393
Management fees, net	1,589	1,572
Interest expense	1,809	2,120
Professional fees	256	205
Directors' fees	21	22
Other general and administrative expenses	251	323
Net expenses	$4,323	$4,635

Net Realized Gains (Losses) and Net Change in Unrealized Gains (Losses) on Investments

Net realized gains (losses) and net change in unrealized gains (losses) on investments for the three months ended March 31, 2025 and March 31, 2024 were as follows (dollars in thousands):

	For the Three Months Ended March 31,
	2025	2024
Net realized gains (losses)
Non-controlled, non-affiliated investments	$271	$(6,319)
Total net realized gains (losses)	271	(6,319)
Net change in unrealized gains (losses) on investments
Non-controlled, non-affiliated investments	(3,039)	4,412
Non-controlled, affiliated investments	(392)	(1,607)
Total net change in unrealized gains (losses) on investments	(3,431)	2,805
Net realized and unrealized gains (losses)	$(3,160)	$(3,514)

During the three months ended March 31, 2024, there was a transfer from senior secured debt to equity as a result of an investment restructuring, in which $9.3 million of senior secured debt was exchanged for equity with a fair market value of $2.9 million, resulting in a realized loss of $6.4 million.

Recent Developments

None.

Liquidity and Capital Resources

We generate cash from (1) drawing down capital in respect of our shares of common stock ("Shares"), (2) cash flows from investments and operations and (3) borrowings from banks or other lenders.

As of March 31, 2025, we are party to the Goldman Credit Facility, as described in Note 6 – Borrowings.

Our primary uses of cash are (1) to originate investments in portfolio companies and other investments to comply with certain portfolio diversification requirements, (2) to fund the cost of operations (including expenses, the Management Fee and, to the extent permitted under the 1940 Act, any indemnification obligations), (3) debt service of any borrowings and (4) cash distributions to the stockholders.

Operating liquidity is our ability to meet our short-term liquidity needs. The following table presents our operating liquidity position as of March 31, 2025 and December 31, 2024:

	As of
	March 31, 2025	December 31, 2024
Cash and cash equivalents	$3,484	$5,334
Unfunded portfolio company commitments	(39,527)	(48,707)
Undrawn capital commitments	186,571	186,571
Outstanding principal on credit facility	(102,900)	(111,100)
Total operational liquidity	$47,628	$32,098

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

Related Party Transactions and Agreements

We entered into a number of business relationships with affiliated or related parties, including the Investment Advisory Agreement and Administration Agreement. In addition, we, the Investment Adviser and certain of the Investment Adviser’s affiliates have been granted exemptive relief by the SEC to co-invest with other funds and accounts sponsored or managed by the Investment Adviser or its affiliates in a manner consistent with our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors. For additional information, see Note 4 — Related Party Transactions to the consolidated financial statements.

Distributions and Dividends

We have adopted a dividend reinvestment plan (“DRIP”), pursuant to which we reinvest all cash dividends declared by the Board on behalf of our stockholders who do not elect to receive their dividends in cash. As a result, if the Board authorizes, and we declare, a cash dividend or other distribution, then our stockholders who have not opted out of our DRIP will have their cash distributions (net of applicable withholding tax) automatically reinvested in additional Shares, rather than receiving the cash dividend or other distribution. Stockholders who receive dividends and other distributions in the form of Shares generally are subject to the same U.S. federal tax consequences as investors who elect to receive their distributions in cash.

Distributions declared for the three months ended March 31, 2025 totaled approximately $15.14 million.

The following tables reflect distributions, including dividends and returns of capital, if any, per share that have been declared by our Board for the fiscal quarters ended March 31, 2025 and March 31, 2024, respectively:

Fiscal Year 2025	Date Declared	Record Date	Payment Date	Per Share Amount
First Quarter	March 26, 2025	March 26, 2025	March 27, 2025	$26.00

Fiscal Year 2024	Date Declared	Record Date	Payment Date	Per Share Amount
First Quarter	March 28, 2024	March 28, 2024	March 28, 2024	$24.00

We intend to pay quarterly distributions to our stockholders in amounts sufficient to qualify as and maintain our status as a RIC. We intend to distribute approximately all of our net investment income on a quarterly basis and substantially all of our taxable income on an annual basis, except that we may retain certain net capital gains for reinvestment.

Borrowings

We are only allowed to borrow money such that our asset coverage, which, as defined in the 1940 Act, measures the ratio of total assets less total liabilities not represented by senior securities to total borrowings, equals at least 150% after such borrowing, with certain limited exceptions. At our organizational meeting on June 29, 2021, the Board approved a proposal that, effective June 29, 2021, permits us to reduce our asset coverage ratio to 150%. As a result, in addition to the foregoing 1940 Act restriction on leverage, we do not currently expect to borrow in excess of the lesser of 20% of our Aggregate Committed Capital and $130 million. We may in the future, though, determine to utilize a greater amount of leverage, including for investment purposes. As of March 31, 2025, we had $103 million par value of outstanding borrowings and our asset coverage ratio of total assets to total borrowings was 623%, compliant with the minimum asset coverage level of 150% generally required for a BDC by the 1940 Act.

Goldman Credit Facility

On August 11, 2021, we entered into a credit agreement (together with the exhibits and schedules thereto, the “Goldman Credit Facility”) as the borrower and Goldman Sachs Bank USA (“Goldman Sachs”) as the lender. The Goldman Credit Facility is structured as a revolving credit facility secured by the Capital Commitments of the Company’s subscribed investors and certain related assets. On September 27, 2021, the Goldman Credit Facility was amended, pursuant to which the maximum loan amount was increased to the lesser of $130 million and the borrowing base (the “Borrowing Base”).

The Goldman Credit Facility is uncommitted and matures on the earlier of (i) the date on which either the Company or lender provide written notice of termination to the other party and (ii) the date that is 30 days prior to the last date on which the Company may issue capital drawdowns to its investors. Under the Goldman Credit Facility, the Company is permitted to borrow up to the lesser of $130 million and the Borrowing Base. The Borrowing Base is based upon the unfunded capital commitments of certain subscribed investors in the Company that have been approved by Goldman Sachs and meet certain criteria. The advance rate for such investors is currently 90% but may be subject to modification. The Goldman Credit Facility contains certain customary affirmative and negative covenants and events of default.

The Goldman Credit Facility bears interest at a rate of Term SOFR plus 2.82% per annum.

Contractual Obligations

The following table shows our payment obligations for repayment of debt and other contractual obligations as of March 31, 2025 (dollars in thousands):

	Total Aggregate Borrowing Capacity(1)	Total Principal Outstanding
Goldman Sachs Credit Facility	$130,000	$102,900
Total	$130,000	$102,900

(1)
As of March 31, 2025, we had $27.1 million in unused borrowing capacity under the Goldman Credit Facility, subject to borrowing base limits.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources.

Commitments

In the ordinary course of business, we may enter into future funding commitments. As of March 31, 2025, we had unfunded commitments on revolving credit lines and delayed draw loans of $39.5 million. We maintain sufficient financial resources to satisfy unfunded commitments, including cash on hand, undrawn capital commitments from our investors, and available borrowings to fund such unfunded commitments. Please refer to Note 7 – Commitments and Contingencies in the notes to our consolidated financial statements for further detail of these unfunded commitments.

Significant Accounting Estimates and Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, we will evaluate our estimates, including those related to the matters described below. Actual results could differ from those estimates.

While our significant accounting policies are also described in Note 2 of notes to our consolidated financial statements appearing elsewhere in this report, we believe the following accounting policies require the most significant judgment in the preparation of our consolidated financial statements.

Valuation of Portfolio Investments

The Investment Adviser values our portfolio investments on a quarterly basis, or more frequently if required under the 1940 Act. For purposes of the 1940 Act, the Board has designated the Investment Adviser as the Company’s valuation designee under Rule 2a-5 under the 1940 Act (the “Valuation Designee”). The Board provides oversight of the Investment Adviser’s fair value determinations of our portfolio investments on a quarterly basis in good faith, including investments that are not publicly traded, those whose market prices are not readily available. Security transactions are accounted for on a trade date basis.

To the extent (i) Benefit Plan Investors hold 25% or more of our outstanding Shares and (ii) our Shares are not listed on a national securities exchange, one or more independent valuation firms (each a “Valuation Agent”) are engaged to independently value our investments, in consultation with the Investment Adviser. Our quarterly valuation procedures, which are the procedures that will be followed by such Valuation Agent to the extent (i) Benefit Plan Investors hold 25% or more of our outstanding Shares, and (ii) our Shares are not listed on a national securities exchange, are set forth in more detail below:

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

The income and market approaches were used in the determination of fair value of certain Level 3 assets as of March 31, 2025. The significant unobservable inputs used in the income approach are the discount rate or market yield used to discount the estimated future cash flows expected to be received from the underlying investment, which include both future principal and interest payments and any other end of term fees, as applicable. Included in the consideration and selection of discount rates are factors such as risk of default, interest rate risk, and changes in credit quality. The significant unobservable inputs used in the market approach are based on market comparable transactions and market multiples of publicly traded comparable companies.

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

Revenue Recognition

Interest Income

Interest income, adjusted for amortization of premium and accretion of discount, is recorded on an accrual basis. Discount and premium on investments purchased are accreted/amortized over the expected life of the respective investment using the effective yield method. Loan origination fees, original issue discount (“OID”) and market discounts or premiums are capitalized and amortized into interest income using the effective interest method. Upon prepayment of a loan or debt security, any prepayment premiums, unamortized upfront loan origination fees and unamortized discounts are recorded as interest income. The Company may have loans in its portfolio that contain a payment-in-kind ("PIK") interest provision. PIK interest is accrued and recorded as income at the contractual rates, if deemed collectible. The PIK interest is added to the principal balance on the capitalized date and is generally due at maturity or when deemed by the issuer.

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

See “Portfolio Asset Quality” above for a summary of our non-accrual assets as of March 31, 2025.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to certain financial market risks, such as interest rate fluctuations. Because we fund a portion of our investments with borrowings, our net investment income is affected by the difference between the rate at which we invest and the rate at which we borrow. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income. A prolonged reduction in interest rates will reduce our gross investment income and could result in a decrease in our net investment income if such decreases in SOFR are not offset by a corresponding increase in the spread over SOFR that we earn on any portfolio investments, a decrease in our operating expenses, including with respect to our income incentive fee, or a decrease in the interest rate of our floating interest rate liabilities tied to SOFR. As of March 31, 2025, 100% of our debt investments at fair value represent floating-rate investments with a reference rate floor and none of our debt investments at fair value represent fixed-rate investments. Additionally, our Goldman Credit Facility is also subject to floating interest rates and are currently paid based on floating SOFR rates.

The following table estimates the potential changes in net cash flow generated from interest income and expenses, should interest rates increase by 100, 200 and 300 basis points, or decrease by 100 and 200 basis points. Interest income is calculated as revenue from interest generated from our portfolio of investments held as of March 31, 2025. Interest expense is calculated based on the terms of our outstanding revolving credit facility and subscription line. For our Goldman Credit Facility, we use the outstanding balance as of March 31, 2025. Interest expense on this balance is calculated using the interest rate as of March 31, 2025, adjusted for the hypothetical changes in rates, as shown below.

Assuming that the interim and unaudited Consolidated Statements of Assets and Liabilities as of March 31, 2025 was to remain constant and that we took no actions to alter our interest rate sensitivity as of such date, the following table shows the annualized impact of hypothetical base rate changes in interest rates. Actual results could differ significantly from those estimated in the table.

Change in Interest Rates	Net Increase (Decrease) in Interest Income (in thousands)	Net Increase (Decrease) in Interest Expense (in thousands)	Net Increase (Decrease) in Net Investment Income (in thousands)
Down 100 basis points	$(6,640)	$(1,029)	$(5,611)
Down 200 basis points	(13,281)	(2,058)	(11,223)
Down 300 basis points	(19,921)	(3,087)	(16,834)
Up 100 basis points	6,640	1,029	5,611
Up 200 basis points	13,281	2,058	11,223
Up 300 basis points	19,921	3,087	16,834

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “1934 Act”) we evaluated, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the 1934 Act) as of March 31, 2025. Based on the foregoing evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of March 31, 2025, our disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level that we would meet our disclosure obligations.

Changes in internal control over financial reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the 1934 Act) that occurred during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We, and our wholly-owned direct subsidiaries, the Investment Adviser and the Administrator are not currently subject to any material legal proceedings as of March 31, 2025. From time to time, we our wholly-owned direct subsidiaries, the Investment Adviser and the Administrator may be a party to certain legal proceedings incidental to the normal course of our business including the enforcement of our rights under contracts with our portfolio companies. While the outcome of these legal proceedings cannot be predicted with certainty, we do not expect that these proceedings will have a material effect upon our business, financial condition or results of operations.

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Item 1A. — Risk Factors in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 (the “Annual Report”), which could materially affect our business, financial condition and/or operating results. The risks described in the Annual Report are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may materially affect our business, our structure, our financial condition, our investments and/or operating results. There have been no material changes during the three months ended March 31, 2025 to the risk factors discussed in Item 1A. Risk Factors in the Annual Report.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Previously disclosed by the Company on its current reports on Form 8-K.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Rule 10b5-1 Trading Plans

During the fiscal quarter ended March 31, 2025, none of our directors or executive officers adopted or terminated any contract, instruction, or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Rule 10b5 1(c) or any “non-Rule 10b5-1 trading arrangement.”

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

Commonwealth Credit Partners BDC I, Inc.

Date: May 12, 2025	By:	/s/ Robert O’Sullivan
	Name: Title:	Robert O’Sullivan Chief Executive Officer

Date: May 12, 2025	By:	/s/ Cecilio M. Rodriguez
	Name: Title:	Cecilio M. Rodriguez Chief Financial Officer

w