Form 10-Q
period 2025-06-30
Commonwealth Credit Partners BDC I, Inc.
filed 2025-08-13
CIK 1841514

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

There were 619,157 issued and outstanding shares of the issuer’s common stock, $.001 par value per share, on August 13, 2025.

Commonwealth Credit Partners BDC I, Inc.

Quarterly Report on Form 10-Q

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

COMMONWEALTH CREDIT PARTNERS BDC I, INC.

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

(amounts in thousands except share and per share data)

	June 30, 2025 (Unaudited)	December 31, 2024
Assets
Investments, at fair value:
Non-controlled, non-affiliated investments (amortized cost of $643,575 and $644,734, respectively)	$629,688	$634,625
Non-controlled, affiliated investments (amortized cost of $18,911 and $18,335, respectively)	9,189	9,586
Total investments, at fair value (amortized cost of $662,486 and $663,069, respectively)	638,877	644,211
Cash and cash equivalents	4,244	5,334
Receivables:
Interest receivable	7,816	7,197
Prepaid expenses and other assets	1,150	1,234
Total Assets	$652,087	$657,976

Liabilities
Credit facility (net of deferred financing costs of $2 and $18, respectively)	$111,398	$111,082
Payables:
Management fee payable (Note 4)	1,592	1,622
Interest payable	615	629
Incentive fee payable (Note 4)	398	406
Accrued other general and administrative expenses	688	468
Total Liabilities	$114,691	$114,207

Commitments and contingencies (Note 7)

Net Assets
Common Shares, $0.001 par value; 1,000,000 shares authorized; 586,764 and 582,249 shares issued and outstanding, respectively	$1	$1
Additional paid-in capital	573,895	569,695
Total distributable earnings (accumulated deficit)	(36,500)	(25,927)
Total Net Assets	$537,396	$543,769
Total Liabilities and Net Assets	$652,087	$657,976
Net Asset Value Per Common Share	$915.86	$933.91

The accompanying notes are an integral part of these consolidated financial statements.

COMMONWEALTH CREDIT PARTNERS BDC I, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(amounts in thousands except share and per share data)

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Income:
Investment income from non-controlled, non-affiliated investments:
Interest income	$15,786	$19,321	$32,267	$38,526
Paid in kind interest income	724	37	1,482	68
Fee income	476	413	1,148	809
Investment income from non-controlled, affiliated investments:
Interest income	36	—	72	—
Paid in kind interest income	246	—	373	—
Total Investment Income	17,268	19,771	35,342	39,403
Expenses:
Incentive fees	398	388	795	781
Management fees	1,592	1,551	3,181	3,123
Interest expense	1,779	1,659	3,588	3,779
Professional fees	314	186	570	391
Directors' fees	23	19	44	41
Other general and administrative expenses	527	339	778	661
Total Expenses	4,633	4,142	8,956	8,776
Net Investment Income (Loss)	12,635	15,629	26,386	30,627

Realized and unrealized gains (losses) on investments and foreign currency transactions
Net realized gains (losses):
Non-controlled, non-affiliated investments	(4,479)	52	(4,208)	(6,268)
Total net realized gains (losses)	(4,479)	52	(4,208)	(6,268)
Net change in unrealized gains (losses):
Non-controlled, non-affiliated investments	(738)	(2,856)	(3,777)	1,556
Non-controlled, affiliated investments	(581)	(924)	(973)	(2,531)
Total net change in unrealized gains (losses)	(1,319)	(3,780)	(4,750)	(975)
Total realized and unrealized gains (losses)	(5,798)	(3,728)	(8,958)	(7,243)
Net Increase (Decrease) in Net Assets Resulting from Operations	$6,837	$11,901	$17,428	$23,384

Per Common Share Data:
Basic and diluted net investment income/(loss) per common share	$21.61	$27.83	$45.21	$55.20
Basic and diluted net increase/(decrease) in net assets resulting from operations per common share	$11.69	$21.19	$29.86	$42.15
Weighted Average Common Shares Outstanding - Basic and Diluted	584,772	561,617	583,584	554,828

The accompanying notes are an integral part of these consolidated financial statements.

COMMONWEALTH CREDIT PARTNERS BDC I, INC.

CONSOLIDATED STATEMENTS OF CHANGE IN NET ASSETS

(amounts in thousands except share and per share data)

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Increase (Decrease) in Net Assets Resulting from Operations:
Net investment income (loss)	$12,635	$15,629	$26,386	$30,627
Net realized gains (losses) on investments	(4,479)	52	(4,208)	(6,268)
Net change in unrealized gains (losses) on investments	(1,319)	(3,780)	(4,750)	(975)
Net Increase (Decrease) in Net Assets Resulting from Operations	6,837	11,901	17,428	23,384

Decrease in Net Assets Resulting from Stockholder Distributions
Distributions from net investment income	(12,862)	(15,150)	(28,001)	(28,289)
Decrease in Net Assets Resulting from Stockholder Distributions	(12,862)	(15,150)	(28,001)	(28,289)

Increase in Net Assets Resulting from Capital Share Transactions
Reinvestment of distributions	1,929	15,150	4,200	28,289
Increase in Net Assets Resulting from Capital Share Transactions	1,929	15,150	4,200	28,289
Total Increase (Decrease) in Net Assets	(4,096)	11,901	(6,373)	23,384
Net Assets, Beginning of Period	541,492	538,141	543,769	526,658
Net Assets, End of Period	$537,396	$550,042	$537,396	$550,042

The accompanying notes are an integral part of these consolidated financial statements.

COMMONWEALTH CREDIT PARTNERS BDC I, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

(Unaudited)

	For the Six Months Ended June 30,
	2025	2024
Cash Flows from Operating Activities:
Net increase (decrease) in net assets resulting from operations	$17,428	$23,384
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Net realized (gains)/losses on investments	4,208	6,268
Net change in unrealized (gains)/losses on investments	4,750	975
Net accretion of discount on investments	(1,751)	(1,556)
Paid in kind interest income	(1,855)	(68)
Purchases of portfolio investments	(52,268)	(84,722)
Amortization of deferred financing costs	16	16
Sales/restructurings or repayments of portfolio investments	52,250	69,752
Increase/(decrease) in operating assets and liabilities:
(Increase)/decrease in interest receivable	(619)	(4,173)
(Increase)/decrease in prepaid expenses and other assets	84	(4,783)
Increase/(decrease) in management fees payable, net	(30)	22
Increase/(decrease) in interest payable	(14)	(145)
Increase/(decrease) in incentive fee payable, net	(8)	9
Increase/(decrease) in directors fee payable	—	(25)
Increase/(decrease) in accrued other general and administrative expenses	220	316
Net cash provided by (used in) Operating Activities	22,411	5,270
Cash Flows provided by (used in) Financing Activities:
Borrowings on credit facility	42,400	44,000
Payments on credit facility	(42,100)	(54,000)
Distributions paid in cash	(23,801)	—
Net cash provided by (used in) Financing Activities	(23,501)	(10,000)
Net increase (decrease) in cash and cash equivalents	(1,090)	(4,730)
Cash and cash equivalents, beginning of period	5,334	8,887
Cash and cash equivalents, end of period	$4,244	$4,157

Supplemental and Non-Cash Information:
Interest paid during the period	$3,602	$3,924
Reinvestment of distributions during the period	$4,200	$28,289

The accompanying notes are an integral part of these consolidated financial statements.

COMMONWEALTH CREDIT PARTNERS BDC I, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

(amounts in thousands, except per share data)

June 30, 2025

(Unaudited)

Portfolio Company - Investment (3)(7)	Industry	Spread Above Index	Interest Rate (5)(10)	Maturity Date	Principal / Shares(14)	Amortized Cost	Fair Value	Percentage of Net Assets (2)
Debt Investments
First Lien Senior Secured
190 Octane Financing, LLC - Delayed Draw Term Loan	Consumer Services	SOFR + 5.50% (1.00% floor) + 1.50% PIK	11.34%	5/10/2027	$4,866	$4,829	$4,433	0.8%
190 Octane Financing, LLC - Revolving Credit Line (4)	Consumer Services	SOFR + 5.50% (1.00% floor) + 1.50% PIK	11.34%	5/10/2027	681	672	579	0.1%
190 Octane Financing, LLC - Term Loan	Consumer Services	SOFR + 5.50% (1.00% floor) + 1.50% PIK	11.34%	5/10/2027	8,417	8,342	7,668	1.4%
Abea Acquisition, Inc. - Delayed Draw Term Loan	Consumer Services	SOFR + 6.50% (1.00% floor)	10.93%	11/30/2026	1,391	1,383	1,352	0.3%
Abea Acquisition, Inc. - Term Loan	Consumer Services	SOFR + 6.50% (1.00% floor)	10.93%	11/30/2026	11,086	11,023	10,775	2.0%
AccessOne Medcard, Inc. - Term Loan	Financial Services	SOFR + 6.00% (0.50% floor)	10.43%	8/20/2026	11,514	11,460	11,468	2.1%
ACT Acquisition Intermediate Holdco, LLC - Delayed Draw Term Loan	Media & Entertainment	SOFR + 6.75% (1.00% floor)	11.19%	12/4/2028	1,427	1,405	1,427	0.3%
ACT Acquisition Intermediate Holdco, LLC - Revolving Credit Line (4)	Media & Entertainment	SOFR + 6.75% (1.00% floor)	11.19%	12/4/2028	77	66	77	-%
ACT Acquisition Intermediate Holdco, LLC - Term Loan	Media & Entertainment	SOFR + 6.75% (1.00% floor)	11.19%	12/4/2028	6,480	6,373	6,480	1.2%
AIDC IntermediateCo 2, LLC - Term Loan	Software & Services	SOFR + 5.50% (1.00% floor)	9.83%	7/22/2027	28,007	27,714	27,839	5.2%
Allbridge, LLC - Delayed Draw Term Loan (4)	Telecommunication Services	SOFR + 5.75% (1.00% floor)	10.05%	6/5/2030	-	(1)	-	-%
Allbridge, LLC - Revolving Credit Line (4)	Telecommunication Services	SOFR + 5.75% (1.00% floor)	10.05%	6/5/2030	-	(2)	-	-%
Allbridge, LLC - Term Loan	Telecommunication Services	SOFR + 5.75% (1.00% floor)	10.05%	6/5/2030	2,147	2,124	2,147	0.4%
Allied OMS Intermediate Company, LLC - Delayed Draw Term Loan (4)	Health Care Equipment & Services	SOFR + 5.25% (1.00% floor)	9.51%	12/12/2030	-	(16)	(33)	-%
Allied OMS Intermediate Company, LLC - Revolving Credit Line (4)	Health Care Equipment & Services	SOFR + 5.25% (1.00% floor)	9.51%	12/12/2030	-	(11)	(11)	-%
Allied OMS Intermediate Company, LLC - Term Loan	Health Care Equipment & Services	SOFR + 5.25% (1.00% floor)	9.51%	12/12/2030	9,133	9,042	9,041	1.7%
Atlas US Buyer, LLC - Delayed Draw Term Loan	Financial Services	SOFR + 6.00% (0.75% floor) + 0.50% PIK	10.93%	12/31/2027	3,304	3,285	3,152	0.6%
Atlas US Buyer, LLC - Revolving Credit Line (4)	Financial Services	SOFR + 6.00% (0.75% floor) + 0.50% PIK	10.93%	12/31/2027	516	508	457	0.1%
Atlas US Buyer, LLC - Term Loan	Financial Services	SOFR + 6.00% (0.75% floor) + 0.50% PIK	10.93%	12/31/2027	9,362	9,290	8,931	1.7%
Batteries Plus Holding Corporation - Revolving Credit Line (4)	Technology Hardware & Equipment	SOFR + 6.75% (1.00% floor)	11.18%	6/27/2028	137	104	137	-%
Batteries Plus Holding Corporation - Term Loan	Technology Hardware & Equipment	SOFR + 6.75% (1.00% floor)	11.18%	6/27/2028	16,211	15,938	16,211	3.0%

COMMONWEALTH CREDIT PARTNERS BDC I, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS (CONTINUED)

(amounts in thousands, except per share data)

June 30, 2025

(Unaudited)

Portfolio Company - Investment (3)(7)	Industry	Spread Above Index	Interest Rate (5)(10)	Maturity Date	Principal / Shares(14)	Amortized Cost	Fair Value	Percentage of Net Assets (2)
Debt Investments
First Lien Senior Secured
BHP Management Holdings, LLC - Delayed Draw Term Loan	Health Care Equipment & Services	SOFR + 4.50% (1.00% floor)	8.95%	10/27/2028	$7,427	$7,329	$7,427	1.4%
BHP Management Holdings, LLC - Term Loan	Health Care Equipment & Services	SOFR + 4.50% (1.00% floor)	8.95%	10/27/2028	12,865	12,703	12,865	2.4%
Billhighway, LLC - Delayed Draw Term Loan (4)	Software & Services	SOFR + 6.75% (1.00% floor)	11.18%	2/8/2029	223	217	223	-%
Billhighway, LLC - Revolving Credit Line (4)	Software & Services	SOFR + 6.75% (1.00% floor)	11.18%	2/8/2029	-	(3)	-	-%
Billhighway, LLC - Term Loan	Software & Services	SOFR + 6.75% (1.00% floor)	11.18%	2/8/2029	3,540	3,501	3,540	0.7%
Cardiology Management Holdings, LLC - Delayed Draw Term Loan A	Health Care Equipment & Services	SOFR + 5.75% (1.00% floor)	10.20%	1/31/2029	5,001	4,937	4,981	0.9%
Cardiology Management Holdings, LLC - Delayed Draw Term Loan B	Health Care Equipment & Services	SOFR + 5.75% (1.00% floor)	10.20%	1/31/2029	4,896	4,820	4,876	0.9%
Cardiology Management Holdings, LLC - Term Loan	Health Care Equipment & Services	SOFR + 5.75% (1.00% floor)	10.20%	1/31/2029	7,087	6,996	7,059	1.3%
CAS Acquisition, LLC - Revolving Credit Line (4)	Financial Services	SOFR + 6.00% (1.00% floor)	10.42%	4/2/2030	117	110	117	-%
CAS Acquisition, LLC - Term Loan	Financial Services	SOFR + 6.00% (1.00% floor)	10.43%	4/2/2030	20,835	20,680	20,835	3.9%
CheckedUp, Inc - Delayed Draw Term Loan	Media & Entertainment	SOFR + 5.50% (1.00% floor)	9.93%	10/20/2027	2,506	2,483	2,486	0.5%
CheckedUp, Inc - Revolving Credit Line (4)	Media & Entertainment	SOFR + 5.50% (1.00% floor)	9.93%	10/20/2027	1,037	1,022	1,022	0.2%
CheckedUp, Inc - Term Loan	Media & Entertainment	SOFR + 5.50% (1.00% floor)	9.93%	10/20/2027	8,937	8,856	8,865	1.6%
CTM Group, Inc. - Revolving Credit Line PIK	Media & Entertainment	SOFR + 4.75% (1.00% floor) + 2.75% PIK	11.43%	11/30/2026	23	23	21	-%
CTM Group, Inc. - Revolving Credit Line	Media & Entertainment	SOFR + 4.75% (1.00% floor) + 2.75% PIK	11.43%	11/30/2026	1,108	1,098	1,002	0.2%
CTM Group, Inc. - Term Loan	Media & Entertainment	SOFR + 4.75% (1.00% floor) + 2.75% PIK	11.43%	11/30/2026	19,602	19,403	17,720	3.3%
Discovery SL Management, LLC - Delayed Draw Term Loan A	Health Care Equipment & Services	SOFR + 5.50% (1.00% floor)	9.82%	3/18/2030	431	427	429	0.1%
Discovery SL Management, LLC - Delayed Draw Term Loan B (4)	Health Care Equipment & Services	SOFR + 5.50% (1.00% floor)	9.82%	3/18/2030	435	424	424	0.1%
Discovery SL Management, LLC - Revolving Credit Line (4)	Health Care Equipment & Services	SOFR + 5.50% (1.00% floor)	9.82%	3/18/2030	-	(3)	(2)	-%
Discovery SL Management, LLC - Term Loan	Health Care Equipment & Services	SOFR + 5.50% (1.00% floor)	9.82%	3/18/2030	2,579	2,554	2,564	0.5%
Drive Assurance Corporation - Delayed Draw Term Loan (1)(4)	Insurance	SOFR + 7.00% (2.00% floor)	11.33%	7/10/2030	-	(2)	-	-%
Drive Assurance Corporation - Term Loan (1)	Insurance	SOFR + 7.00% (2.00% floor)	11.33%	7/10/2030	6,222	6,170	6,222	1.2%
Engineered Films Acquisition Inc. - Revolving Credit Line (4)	Capital Goods	SOFR + 5.25% (1.00% floor)	9.69%	4/30/2029	905	883	875	0.2%
Engineered Films Acquisition Inc. - Term Loan	Capital Goods	SOFR + 5.25% (1.00% floor)	9.69%	4/30/2029	19,453	19,284	19,259	3.6%
EPS Operations, LLC - Revolving Credit Line	Media & Entertainment	SOFR + 6.00% (1.00% floor)	10.33%	2/24/2028	1,774	1,751	1,760	0.3%
EPS Operations, LLC - Term Loan	Media & Entertainment	SOFR + 6.00% (1.00% floor)	10.33%	2/24/2028	17,237	16,985	17,099	3.2%

COMMONWEALTH CREDIT PARTNERS BDC I, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS (CONTINUED)

(amounts in thousands, except per share data)

June 30, 2025

(Unaudited)

Portfolio Company - Investment (3)(7)	Industry	Spread Above Index	Interest Rate (5)(10)	Maturity Date	Principal / Shares(14)	Amortized Cost	Fair Value	Percentage of Net Assets (2)
Debt Investments
First Lien Senior Secured
Fiesta Holdings, LLC - Revolving Credit Line B (4)	Consumer Services	SOFR + 5.25% (1.00% floor)	9.53%	10/23/2029	$-	$(7)	$-	-%
Fiesta Holdings, LLC - Term Loan B	Consumer Services	SOFR + 5.25% (1.00% floor)	9.53%	10/23/2029	7,829	7,754	7,829	1.5%
Hasa Acquisition, LLC - Delayed Draw Term Loan (4)(11)	Capital Goods	SOFR + 4.75% (1.00% floor)	9.03%	1/10/2029	124	95	103	-%
Hasa Acquisition, LLC - Revolving Credit Line (4)(11)	Capital Goods	SOFR + 4.75% (1.00% floor)	9.03%	1/10/2029	823	796	803	0.1%
Hasa Acquisition, LLC - Term Loan (11)	Capital Goods	SOFR + 4.75% (1.00% floor)	9.03%	1/10/2029	14,304	14,049	14,118	2.6%
Hasa Acquisition, LLC - Term Loan B (11)	Capital Goods	SOFR + 4.75% (1.00% floor)	9.03%	1/10/2029	996	981	983	0.2%
Hornblower Sub LLC - Revolving Credit Line (11)	Transportation	SOFR + 5.50% (1.00% floor)	9.80%	7/3/2029	626	621	626	0.1%
Hornblower Sub LLC - Term Loan (11)	Transportation	SOFR + 5.50% (1.00% floor)	9.78%	7/3/2029	3,967	3,935	3,967	0.7%
Juvare, LLC - Delayed Draw Term Loan (4)	Software & Services	SOFR + 5.25% (0.50% floor)	9.53%	5/1/2031	-	-	(5)	-%
Juvare, LLC - Revolving Credit Line (4)	Software & Services	SOFR + 5.25% (0.50% floor)	9.53%	5/1/2031	-	(8)	(8)	-%
Juvare, LLC - Term Loan	Software & Services	SOFR + 5.25% (0.50% floor)	9.53%	5/1/2031	10,056	10,006	10,006	1.9%
Kemper Sports Management, LLC - Delayed Draw Term Loan	Consumer Services	SOFR + 5.00% (1.00% floor)	9.33%	10/11/2029	4,518	4,458	4,518	0.8%
Kemper Sports Management, LLC - Revolving Credit Line (4)	Consumer Services	SOFR + 5.00% (1.00% floor)	9.33%	10/11/2029	-	(21)	-	-%
Kemper Sports Management, LLC - Term Loan	Consumer Services	SOFR + 5.00% (1.00% floor)	9.33%	10/11/2029	18,619	18,351	18,619	3.5%
Kent Water Sports Holdings, LLC - Delayed Draw Term Loan First-Out (13)	Consumer Durables & Apparel	SOFR + 10.00% (1.00% floor) PIK	14.44%	10/18/2027	6,893	6,198	6,893	1.3%
Kent Water Sports Holdings, LLC - Delayed Draw Term Loan Last-Out (12)(13)	Consumer Durables & Apparel	SOFR + 13.50% (1.00% floor) PIK	17.94%	10/18/2027	17,393	12,713	2,296	0.4%
MerchantWise Solutions, LLC - Delayed Draw Term Loan	Software & Services	SOFR + 3.00% (0.75% floor) + 4.50% PIK	11.80%	6/1/2028	2,369	2,343	1,928	0.4%
MerchantWise Solutions, LLC - Term Loan	Software & Services	SOFR + 3.00% (0.75% floor) + 4.50% PIK	11.80%	6/1/2028	11,279	11,162	9,181	1.7%
Military Retail Solutions, LLC - Delayed Draw Term Loan (4)(11)	Consumer Staples Distribution & Retail	SOFR + 5.25% (1.00% floor)	9.58%	6/28/2029	-	(15)	(17)	-%
Military Retail Solutions, LLC - Revolving Credit Line (4)(11)	Consumer Staples Distribution & Retail	SOFR + 5.25% (1.00% floor)	9.58%	6/28/2029	-	(15)	(8)	-%
Military Retail Solutions, LLC - Term Loan (11)	Consumer Staples Distribution & Retail	SOFR + 5.25% (1.00% floor)	9.58%	6/28/2029	15,805	15,542	15,663	2.9%
Narcote, LLC - Revolving Credit Line (1)(4)	Materials	SOFR + 7.00% (1.00% floor)	11.44%	3/30/2027	-	(8)	-	-%
Narcote, LLC - Term Loan A (1)(8)	Materials	SOFR + 7.00% (1.00% floor)	11.44%	3/30/2027	2,665	2,645	2,665	0.5%
Narcote, LLC - Term Loan B (1)(8)	Materials	SOFR + 7.00% (1.00% floor)	11.44%	3/30/2027	4,442	4,409	4,442	0.8%
Narcote, LLC - Term Loan C (1)	Materials	SOFR + 7.00% (1.00% floor)	11.44%	3/30/2027	468	465	468	0.1%

COMMONWEALTH CREDIT PARTNERS BDC I, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS (CONTINUED)

(amounts in thousands, except per share data)

June 30, 2025

(Unaudited)

Portfolio Company - Investment (3)(7)	Industry	Spread Above Index	Interest Rate (5)(10)	Maturity Date	Principal / Shares(14)	Amortized Cost	Fair Value	Percentage of Net Assets (2)
Debt Investments
First Lien Senior Secured
National Debt Relief, LLC - Delayed Draw Term Loan	Financial Services	SOFR + 6.50% (2.50% floor)	10.94%	2/7/2028	$10,943	$10,871	$10,910	2.0%
National Debt Relief, LLC - Revolving Credit Line	Financial Services	SOFR + 6.50% (2.50% floor)	10.94%	2/7/2028	2,189	2,175	2,182	0.4%
National Debt Relief, LLC - Term Loan	Financial Services	SOFR + 6.50% (2.50% floor)	10.94%	2/7/2028	13,131	13,045	13,092	2.4%
Oak Dental Partners - Revolving Credit Line (4)	Health Care Equipment & Services	SOFR + 6.50% (2.00% floor)	10.94%	3/22/2028	344	333	325	0.1%
Oak Dental Partners - Term Loan	Health Care Equipment & Services	SOFR + 6.50% (2.00% floor)	10.94%	3/22/2028	16,811	16,548	16,441	3.1%
OAO Acquisitions, Inc. - Delayed Draw Term Loan	Capital Goods	SOFR + 5.50% (1.25% floor)	9.81%	12/27/2029	1,313	1,297	1,313	0.2%
OAO Acquisitions, Inc. - Revolving Credit Line (4)	Capital Goods	SOFR + 5.50% (1.25% floor)	9.81%	12/27/2029	-	(7)	-	-%
OAO Acquisitions, Inc. - Term Loan	Capital Goods	SOFR + 5.50% (1.25% floor)	9.81%	12/27/2029	6,243	6,172	6,243	1.2%
OmniMax International, LLC - Delayed Draw Term Loan	Capital Goods	SOFR + 5.75% (1.00% floor)	10.06%	12/6/2030	841	825	826	0.2%
OmniMax International, LLC - Term Loan	Capital Goods	SOFR + 5.75% (1.00% floor)	10.03%	12/6/2030	2,723	2,672	2,674	0.5%
OneCare Media, LLC - Revolving Credit Line (4)(12)	Media & Entertainment	SOFR + 4.50% (1.00% floor)	0.00%	9/29/2026	-	(6)	(351)	(0.1)%
OneCare Media, LLC - Term Loan A (12)	Media & Entertainment	SOFR + 4.50% (1.00% floor)	8.93%	9/29/2026	10,144	9,423	4,372	0.8%
OneCare Media, LLC - Term Loan B (12)	Media & Entertainment	SOFR + 4.50% (1.00% floor)	8.93%	9/29/2026	2,252	2,091	971	0.2%
OneCare Media, LLC - Term Loan C (12)	Media & Entertainment	SOFR + 4.50% (1.00% floor)	8.93%	9/29/2026	1,408	1,307	607	0.1%
OneCare Media, LLC - Term Loan D (12)	Media & Entertainment	SOFR + 4.50% (1.00% floor)	8.93%	9/29/2026	856	794	369	0.1%
OpCo Borrower, LLC - Term Loan	Health Care Equipment & Services	SOFR + 5.75% (1.00% floor)	10.03%	4/26/2029	2,090	2,057	2,090	0.4%
OpCo Borrower, LLC - Term Loan B	Health Care Equipment & Services	SOFR + 6.25% (1.00% floor)	10.58%	4/26/2029	3,273	3,240	3,273	0.6%
Pansophic Learning US, LLC - Delayed Draw Term Loan	Consumer Services	SOFR + 5.75% (1.00% floor)	10.08%	5/15/2029	1,688	1,656	1,681	0.3%
Pansophic Learning US, LLC - Revolving Credit Line (4)	Consumer Services	SOFR + 5.75% (1.00% floor)	10.08%	5/15/2029	-	(20)	(5)	-%
Pansophic Learning US, LLC - Term Loan	Consumer Services	SOFR + 5.75% (1.00% floor)	10.08%	5/15/2029	13,490	13,242	13,436	2.5%
PDDS Holdco, Inc. - Delayed Draw Term Loan (4)(11)	Software & Services	SOFR + 7.50% (0.75% floor)	11.95%	7/18/2028	3,536	3,522	3,485	0.6%
PDDS Holdco, Inc. - Term Loan (11)	Software & Services	SOFR + 7.50% (0.75% floor)	11.95%	7/18/2028	14,348	14,085	14,161	2.6%
PJW Ultimate Holdings, LLC - Revolving Credit Line (4)	Consumer Services	SOFR + 5.50% (1.00% floor)	9.83%	11/17/2029	-	(12)	(19)	-%
PJW Ultimate Holdings, LLC - Term Loan B	Consumer Services	SOFR + 5.50% (1.00% floor)	9.83%	11/17/2029	13,752	13,653	13,628	2.5%
Priority Holdings, LLC - Term Loan	Financial Services	SOFR + 4.75% (0.50% floor)	9.08%	5/16/2031	3,948	3,931	3,948	0.7%

COMMONWEALTH CREDIT PARTNERS BDC I, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS (CONTINUED)

(amounts in thousands, except per share data)

June 30, 2025

(Unaudited)

Portfolio Company - Investment (3)(7)	Industry	Spread Above Index	Interest Rate (5)(10)	Maturity Date	Principal / Shares(14)	Amortized Cost	Fair Value	Percentage of Net Assets (2)
Debt Investments
First Lien Senior Secured
Restaurant Holding Company, LLC - Term Loan (9)	Consumer Services	SOFR + 6.25% (1.00% floor)	10.69%	2/25/2028	$20,597	$20,355	$20,597	3.8%
Rushmore Intermediate II, LLC - Delayed Draw Term Loan	Health Care Equipment & Services	SOFR + 7.00% (1.00% floor)	11.45%	11/1/2027	1,262	1,250	1,252	0.2%
Rushmore Intermediate II, LLC - Delayed Draw Term Loan 2nd Amend	Health Care Equipment & Services	SOFR + 7.00% (1.00% floor)	11.45%	11/1/2027	1,169	1,146	1,160	0.2%
Rushmore Intermediate II, LLC - Delayed Draw Term Loan 4th Amend	Health Care Equipment & Services	SOFR + 7.00% (1.00% floor)	11.45%	11/1/2027	489	481	485	0.1%
Rushmore Intermediate II, LLC - Revolving Credit Line (4)	Health Care Equipment & Services	SOFR + 7.00% (1.00% floor)	11.46%	11/1/2027	1,075	1,065	1,064	0.2%
Rushmore Intermediate II, LLC - Term Loan	Health Care Equipment & Services	SOFR + 7.00% (1.00% floor)	11.45%	11/1/2027	12,096	11,987	11,999	2.2%
Rushmore Intermediate II, LLC - Term Loan B	Health Care Equipment & Services	SOFR + 7.00% (1.00% floor)	11.45%	11/1/2027	1,125	1,108	1,116	0.2%
S4T Holdings Corp. - Delayed Draw Term Loan	Commercial & Professional Services	SOFR + 5.00% (1.00% floor)	9.33%	12/28/2026	7,577	7,516	7,516	1.4%
S4T Holdings Corp. - Term Loan	Commercial & Professional Services	SOFR + 5.00% (1.00% floor)	9.33%	12/28/2026	25,364	25,189	25,161	4.7%
Select Rehabilitation, LLC - Term Loan A	Health Care Equipment & Services	SOFR + 5.00% (5.00% floor)	10.00%	12/29/2028	6,500	6,500	6,500	1.2%
Select Rehabilitation, LLC - Term Loan B (12)	Health Care Equipment & Services	FIXED 7.60% PIK	7.60% PIK	12/29/2028	13,232	6,639	6,643	1.2%
Senior Support Holdings (Franchise) Acquisition, Inc. - Delayed Draw Term Loan	Health Care Equipment & Services	SOFR + 5.25% (1.00% floor)	9.53%	3/20/2030	1,839	1,806	1,828	0.3%
Senior Support Holdings (Franchise) Acquisition, Inc. - Term Loan	Health Care Equipment & Services	SOFR + 5.25% (1.00% floor)	9.57%	3/20/2030	4,237	4,167	4,211	0.8%
Spartan CP, LLC - Delayed Draw Term Loan	Consumer Services	SOFR + 5.75% (1.00% floor)	10.08%	6/28/2029	2,492	2,449	2,455	0.5%
Spartan CP, LLC - Revolving Credit Line (4)	Consumer Services	SOFR + 5.75% (1.00% floor)	10.08%	6/28/2029	-	(8)	(8)	-%
Spartan CP, LLC - Term Loan	Consumer Services	SOFR + 5.75% (1.00% floor)	10.08%	6/28/2029	5,462	5,455	5,380	1.0%
Total Fleet Buyer, LLC - Revolving Credit Line (4)	Capital Goods	SOFR + 4.50% (1.00% floor)	8.60%	7/15/2030	-	(20)	(3)	-%
Total Fleet Buyer, LLC - Term Loan	Capital Goods	SOFR + 4.50% (1.00% floor)	8.60%	7/15/2030	6,825	6,721	6,811	1.3%
Total Fleet Buyer, LLC - Term Loan B	Capital Goods	SOFR + 4.50% (1.00% floor)	8.82%	7/15/2030	1,560	1,533	1,557	0.3%

COMMONWEALTH CREDIT PARTNERS BDC I, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS (CONTINUED)

(amounts in thousands, except per share data)

June 30, 2025

(Unaudited)

Portfolio Company - Investment (3)(7)	Industry	Spread Above Index	Interest Rate (5)(10)	Maturity Date	Principal / Shares(14)	Amortized Cost	Fair Value	Percentage of Net Assets (2)
Debt Investments
First Lien Senior Secured
VardimanBlack Holdings, LLC - Delayed Draw Term Loan (4)	Health Care Equipment & Services	SOFR + 2.00% (0.50% floor) PIK + 5.00% Fixed	11.42%	3/18/2027	2,367	2,318	2,610	0.5%
VardimanBlack Holdings, LLC - Term Loan	Health Care Equipment & Services	SOFR + 2.00% (0.50% floor) PIK + 5.00% Fixed	11.42%	3/18/2027	20,842	18,936	20,842	3.9%
Vecta Holdings, LLC - Revolving Credit Line (4)(12)	Commercial & Professional Services	SOFR + 6.50% (1.00% floor)	10.92%	12/30/2027	750	732	619	0.1%
Vecta Holdings, LLC - Term Loan (12)	Commercial & Professional Services	SOFR + 6.50% (1.00% floor)	10.92%	12/30/2027	8,097	7,840	6,883	1.3%
West Creek Financial SPV- Debt Facility VI, LLC - Delayed Draw Term Loan (1)(4)	Financial Services	SOFR + 6.75% (1.00% floor)	11.19%	8/31/2027	1,107	1,087	1,095	0.2%
West Creek Financial SPV- Debt Facility VI, LLC - Revolving Credit Line (1)	Financial Services	SOFR + 6.75% (1.00% floor)	11.19%	8/31/2027	1,444	1,428	1,434	0.3%
West Creek Financial SPV- Debt Facility VI, LLC - Term Loan (1)	Financial Services	SOFR + 6.75% (1.00% floor)	11.19%	8/31/2027	5,101	5,041	5,066	0.9%
Whitestone Home Furnishings, LLC - Term Loan	Consumer Durables & Apparel	SOFR + 5.25% (1.00% floor)	9.58%	8/20/2026	14,096	14,018	14,096	2.6%
Total First Lien Senior Secured					674,200	652,258	632,890	117.7%
Total Debt Investments					$674,200	$652,258	$632,890	117.7%

Equity Investments (6)(15)
Preferred Equity
Allied OMS Intermediate Company, LLC - Preferred Units	Health Care Equipment & Services	NA	NA	NA	12,041	$634	$634	0.1%
Atlas US Holdings, LP - Class X Preferred Units	Financial Services	NA	15.00% PIK	NA	285,441	342	297	0.1%
Atlas US Holdings, LP - Class B-2 Units	Financial Services	NA	NA	NA	857,787	873	-	-%
EEP-EPS Fund I-A, LP - Series A-1 Preferred Units	Media & Entertainment	NA	NA	NA	887,237	887	586	0.1%
Sea-K Investors, LLC - Preferred Equity (11)(12)(13)	Consumer Durables & Apparel	NA	15.00% PIK	NA	3,495	-	-	-%
VardimanBlack Holdings, LLC - Preferred Equity (11)(12)	Health Care Equipment & Services	NA	6.00% PIK	NA	9,268,770	2,908	146	-%
Total Preferred Equity						5,644	1,663	0.2%

COMMONWEALTH CREDIT PARTNERS BDC I, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS (CONTINUED)

(amounts in thousands, except per share data)

June 30, 2025

(Unaudited)

Portfolio Company - Investment (3)(7)	Industry	Spread Above Index	Interest Rate (5)(10)	Maturity Date	Principal / Shares(14)	Amortized Cost	Fair Value	Percentage of Net Assets (2)
Equity Investments (6)(15)
Common Equity
190 Octane Holdings, LLC - Series A-1 units (11)	Consumer Services	NA	NA	NA	223,551	$377	$7	-%
Cardiology Partners Co., L.P. - Class O2 Units	Health Care Equipment & Services	NA	NA	NA	142,509	143	135	-%
CTM Acquisition, LLC - Class A Units	Media & Entertainment	NA	NA	NA	664,865	665	-	-%
Firebirds Intermediate Holdings I, LLC - Class A Units	Consumer Services	NA	NA	NA	590,012	590	431	0.1%
Firebirds Intermediate Holdings I, LLC - Class B Units	Consumer Services	NA	NA	NA	590,012	-	-	-%
Kemper Sports Management Holdings, LLC Equity (11)	Consumer Services	NA	NA	NA	420,992	421	1,132	0.2%
Oak Dental Partners Holding Company, LLC - Class C Units (11)	Health Care Equipment & Services	NA	NA	NA	53	344	511	0.1%
Rushmore Lender Co-Invest Blocker, LLC - Common Stock	Health Care Equipment & Services	NA	NA	NA	661,505	695	847	0.2%
SDB Partners Holdco, LLC - Class A (11)	Health Care Equipment & Services	NA	NA	NA	19,103,095	-	-	-%
Sea-K Investors, LLC - Common Stock (11)(13)	Consumer Durables & Apparel	NA	NA	NA	97	-	-	-%
Senior Support Holdings, LP - Class A-1 (11)	Health Care Equipment & Services	NA	NA	NA	449	449	497	0.1%
Senior Support Holdings, LP - Class B (11)	Health Care Equipment & Services	NA	NA	NA	449	-	43	-%
TVG OCM III (FT) Blocker, LLC - Class B Units	Media & Entertainment	NA	NA	NA	2,610	743	-	-%
Vistria ESS Holdings, LLC - Equity Units	Commercial & Professional Services	NA	NA	NA	326	157	721	0.1%
Total Common Equity						4,584	4,324	0.8%
Total Equity Investments						10,228	5,987	1.0%
Total Investments						$662,486	$638,877	118.7%

Cash Equivalents
First American Government Obligations Fund - X Class, 4.47%	Cash Equivalents	NA	NA	NA	3,779	$3,779	$3,779	0.7%
Total Cash Equivalents						3,779	3,779	0.7%
Total Investments and Cash Equivalents						$666,265	$642,656	119.4%
Liabilities in Excess of Other Assets							$(105,260)	(19.4)%
Net Assets							$537,396	100.0%

COMMONWEALTH CREDIT PARTNERS BDC I, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS (CONTINUED)

(amounts in thousands, except per share data)

June 30, 2025

(Unaudited)

(1)
The Company deemed this asset to be a “non-qualifying asset” under Section 55(a) of the Investment Company Act of 1940, as amended (the “1940 Act”). Qualifying assets must represent at least 70.0% of the Company's total assets at the time of acquisition of any additional non-qualifying assets. As of June 30, 2025, 3.28% of the Company's total assets are represented by investments at fair value that are considered non-qualifying assets.
(2)
Percentages are based on net assets as of June 30, 2025.
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
(5)
The majority of the investments bear interest at a rate that may be determined by reference to Secured Overnight Financing Rate (“SOFR”) and which reset monthly, quarterly, semiannually, or annually. For each, the Company has provided the spread over the reference rate and the current interest rate in effect at the reporting date. As of June 30, 2025, the reference rates for the Company's variable rate loans were the 1 month SOFR at 4.32%, the 3 month SOFR at 4.29%, and the 6 month SOFR at 4.15%. Certain investments are subject to an interest rate floor. For fixed rate loans, a spread above a reference rate is not applicable.
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

COMMONWEALTH CREDIT PARTNERS BDC I, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS (CONTINUED)

(amounts in thousands, except per share data)

June 30, 2025

(Unaudited)

(15)
Security acquired in transaction exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), and may be deemed to be “restricted security” under the Securities Act. As of June 30, 2025, the aggregate fair value of these securities is $5,987, or 1.0% of the Company’s net assets. The initial acquisition dates of the restricted securities are as follows:

Portfolio Company — Investment(15)	Initial Acquisition Date
190 Octane Holdings, LLC - Series A-1 units	July 1, 2022
Allied OMS Intermediate Company, LLC - Preferred Units	June 11, 2025
Atlas US Holdings, LP - Class B-2 Units	May 4, 2022
Atlas US Holdings, LP - Class X Preferred Units	May 17, 2023
Cardiology Partners Co., L.P. - Class O2 Units	January 31, 2023
CTM Acquisition, LLC - Class A Units	February 28, 2023
EEP-EPS Fund I-A, LP - Series A-1 Preferred Units	February 24, 2023
Firebirds Intermediate Holdings I, LLC - Class A Units	March 22, 2023
Firebirds Intermediate Holdings I, LLC - Class B Units	March 22, 2023
Kemper Sports Management Holdings, LLC Equity	January 12, 2023
Oak Dental Partners Holding Company, LLC - Class C Units	March 23, 2023
Rushmore Lender Co-Invest Blocker, LLC - Common Stock	November 1, 2021
SDB Partners Holdco, LLC - Class A	March 29, 2024
Sea-K Investors, LLC - Common Stock	November 6, 2023
Sea-K Investors, LLC - Preferred Equity	November 6, 2023
Senior Support Holdings, LP - Class A-1	March 20, 2024
Senior Support Holdings, LP - Class B	March 20, 2024
TVG OCM III (FT) Blocker, LLC - Class B Units	September 29, 2021
VardimanBlack Holdings, LLC - Preferred Equity	March 29, 2024
Vistria ESS Holdings, LLC - Equity Units	December 27, 2021

The following table shows the portfolio composition by industry grouping based on fair value at June 30, 2025:

Industry	Investments and Cash Equivalents at Fair Value	Percentage of Total Portfolio
Health Care Equipment & Services	$134,272	20.9%
Consumer Services	114,488	17.8%
Financial Services	82,984	12.9%
Software & Services	70,350	11.0%
Media & Entertainment	64,513	10.0%
Capital Goods	55,562	8.6%
Commercial & Professional Services	40,900	6.4%
Consumer Durables & Apparel	23,285	3.6%
Technology Hardware & Equipment	16,348	2.6%
Consumer Staples Distribution & Retail	15,638	2.4%
Materials	7,575	1.2%
Insurance	6,222	1.0%
Transportation	4,593	0.7%
Cash Equivalents	3,779	0.6%
Telecommunication Services	2,147	0.3%
	$642,656	100.0%

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

COMMONWEALTH CREDIT PARTNERS BDC I, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS (CONTINUED)

(amounts in thousands, except per share data)

December 31, 2024

Portfolio Company - Investment (3)(7)(13)	Industry	Spread Above Index	Interest Rate (5)(8)	Maturity Date	Principal / Shares (12)	Amortized Cost	Fair Value	Percentage of Net Assets (2)
Cash Equivalents
First American Government Obligations Fund - X Class, 4.47%	Cash Equivalents	NA	NA	NA	4,857	$4,857	$4,857	0.9%
Total Cash Equivalents						4,857	4,857	0.9%
Total Investments and Cash Equivalents						$667,926	$649,068	119.3%
Liabilities in Excess of Other Assets							$(105,299)	(19.3)%
Net Assets							$543,769	100.0%

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

COMMONWEALTH CREDIT PARTNERS BDC I, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS (CONTINUED)

(amounts in thousands, except per share data)

December 31, 2024

The following table shows the portfolio composition by industry grouping based on fair value at December 31, 2024:

Industry(1)	Investments and Cash Equivalents at Fair Value	Percentage of Total Portfolio
Consumer Services	$142,554	22.0%
Health Care Equipment & Services	113,774	17.5%
Financial Services	91,533	14.1%
Media & Entertainment	64,866	10.0%
Software & Services	60,918	9.4%
Capital Goods	52,815	8.1%
Commercial & Professional Services	41,235	6.5%
Consumer Durables & Apparel	23,972	3.7%
Technology Hardware & Equipment	16,294	2.5%
Consumer Staples Distribution & Retail	15,736	2.4%
Materials	7,656	1.2%
Insurance	6,414	1.0%
Cash Equivalents	4,857	0.7%
Transportation	4,286	0.7%
Telecommunication Services	2,158	0.3%
	$649,068	100%

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

June 30, 2025

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

Certain prior period amounts have been reclassified to conform to the current period presentation. These reclassifications had no impact on previously reported net investment income, net assets, or changes in net assets. Specifically, reclassifications were made within the presentation of investment income, specifically Payment-in-Kind (“PIK”) income, has been separately disclosed for enhanced transparency.

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

Investment Classification

The Company classifies its investments in accordance with the requirements of the 1940 Act. Under the 1940 Act, “Control” is defined as the power to exercise a controlling influence over the management or policies of a company, unless such power is solely the result of an official position with such company. In addition, in accordance with Section 2(a)(9) of the 1940 Act, any person who owns beneficially, either directly or through one or more controlled companies, more than 25% of the voting securities of a company shall be presumed to control such company. Any person who does not so own more than 25% of the voting securities of any company and/or does not have the power to exercise control over the management or policies of such portfolio company shall be presumed not to control such company. Consistent with the 1940 Act, “affiliated investments” are defined as those investments in companies in which the Company owns 5% or more of the voting securities. Consistent with the 1940 Act, “non-affiliated investments” are defined as investments that are neither control investments nor affiliated investments. As of June 30, 2025 and as of December 31, 2024, the Company did not “control” and was not an “affiliated person” of any of its portfolio companies, each as defined in the 1940 Act, except as noted as of June 30, 2025 and December 31, 2024 in the consolidated schedules of investments.

Cash and Cash Equivalents

Cash and cash equivalents include cash held in banks and short-term, liquid investments in a money market deposit account. Cash and cash equivalents, other than money market fund shares, are carried at cost which approximates fair value. The Company’s deposits at financial institutions for its cash and cash equivalents may exceed FDIC insured limits under applicable law.

The Company considers all highly liquid investments with a maturity of three months or less, when acquired, to be cash equivalents. As of June 30, 2025 and December 31, 2024, the Company held cash and cash equivalents in the form of money market fund shares held in First American Government Obligations Fund and other cash and cash equivalents with a fair value of $3.78 million and $4.86 million, respectively, representing 0.70% and 0.89%, respectively, of the Company’s net assets. Cash equivalents in the form of money market fund shares are valued at their reported net asset value (generally $1 per share) on the measurement date, and are categorized within Level 1 of the fair value hierarchy under ASC 820, as inputs in the valuation are observable.

Organizational Expenses and Offering Costs

The Company bore the organizational expenses and offering costs incurred in connection with the formation of the Company and the offering of its Shares, including the out-of-pocket expenses of the Investment Adviser and its agents and affiliates. In addition, the Company will reimburse the Investment Adviser for the organizational expenses and offering costs it incurs on the Company’s behalf. For the period from the Inception Date through June 30, 2025, the Company had incurred $0.48 million of organizational costs. If actual organizational expenses and offering costs incurred exceed $0.75 million, the Investment Adviser or its affiliate bear the excess costs.

Organizational expenses consist of costs incurred to establish the Company and enable it legally to do business. Organization costs are expensed as incurred. Offering costs consist of costs incurred in connection with the offering of Shares of the Company. Offering costs are capitalized as a deferred charge and amortized to expense on a straight-line basis over 12 months from the Inception Date. There were no organizational or offering costs for the three and six months ended June 30, 2025 and June 30, 2024. As of June 30, 2025 and December 31, 2024, no offering costs were deferred.

Deferred Financing Costs

Financing costs incurred in connection with the Company’s credit facilities are capitalized and amortized into expense using the straight-line method, which approximates the effective yield method over the life of the respective facility. See Note 6 – Borrowings.

Revenue Recognition

Interest Income

Interest income, adjusted for amortization of premium and accretion of discount, is recorded on an accrual basis. Discount and premium on investments purchased are accreted/amortized over the expected life of the respective investment using the effective yield method. Loan origination fees, original issue discount (“OID”) and market discounts or premiums are capitalized and amortized into interest income using the effective interest method. Upon prepayment of a loan or debt security, any prepayment premiums, unamortized upfront loan origination fees and unamortized discounts are recorded as interest income. The Company may have loans in its portfolio that contain a PIK interest provision. PIK interest is accrued and recorded as income at the contractual rates, if deemed collectible. The PIK interest is added to the principal balance on the capitalization date and is generally due at maturity or when deemed by the issuer. For the three months ended June 30, 2025 and June 30, 2024, the Company recognized PIK interest from investments of $0.97 million and $0.04 million, respectively, which is included in “Paid in Kind Interest Income” on the Consolidated Statements of Operations. For the six months ended June 30, 2025 and June 30, 2024, the Company recognized PIK interest from investments of $1.86 million and $0.07 million, respectively, which is included in “Paid in Kind Interest Income” on the Consolidated Statements of Operations.

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

Recent Accounting Standards Update

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”). ASU 2023-09 aims to enhance the transparency and decision-usefulness of income tax disclosures, particularly regarding the rate reconciliation and income taxes paid. The amendments require additional disaggregation of the effective tax rate reconciliation, including specific categories such as state and local taxes, foreign tax effects, tax credits, valuation allowance changes, and others, if individually significant. There is also a requirement for the disclosure of income taxes paid (net of refunds received) disaggregated by federal, state, and foreign jurisdictions. Any individual jurisdiction comprising 5% or more of total payments must be disclosed separately. Furthermore, there is disaggregation of pre-tax income and income tax expense between domestic and foreign sources.

The Company is a public business entity, and the guidance is effective for annual periods beginning after December 15, 2024 (i.e., fiscal year 2025). Early adoption is permitted. The Company is currently evaluating the impact of the new disclosure requirements on its consolidated financial statements and related disclosures. ASU 2023-09 does not change the recognition and measurement of income taxes. The Company does not expect a material impact on its income tax expense or net income as a result of adopting ASU 2023-09.

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
•
Level 3—Unobservable inputs that reflect the Company’s own assumptions about the assumptions that market participants would use in the pricing of the asset or liability and are consequently not based on market activity, but are instead derived from particular valuation techniques.

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

The following table presents fair value measurements of investments and cash equivalents, by major class, as of June 30, 2025, according to the fair value hierarchy:

	Fair Value Measurements
	Level 1	Level 2	Level 3	Totals
First Lien Senior Secured	$—	$—	$632,890	$632,890
Equity	—	—	5,987	5,987
Cash Equivalents	3,779	—	—	3,779
Total	$3,779	$—	$638,877	$642,656

The following table presents fair value measurements of investments and cash equivalents, by major class, as of December 31, 2024, according to the fair value hierarchy:

	Fair Value Measurements
	Level 1	Level 2	Level 3	Totals
First Lien Senior Secured	$—	$—	$635,952	$635,952
Equity	—	—	8,259	8,259
Cash Equivalents	4,857	—	—	4,857
Total	$4,857	$—	$644,211	$649,068

The following table provides a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the six months ended June 30, 2025:

	First Lien Senior Secured	Equity	Total
Balance as of December 31, 2024	$635,952	$8,259	$644,211
Purchases and other adjustments to cost	53,339	784	54,123
Sales and repayments	(51,621)	(629)	(52,250)
Net realized gain/(loss) on investments	(4,479)	271	(4,208)
Net change in unrealized gain/(loss) on investments	(2,052)	(2,698)	(4,750)
Net accretion of discount on investments	1,751	—	1,751
Balance as of June 30, 2025	$632,890	$5,987	$638,877
Net change in unrealized gain/loss for the period relating to those Level 3 assets that were still held by the Company at the end of the period:	$(5,255)	$(2,698)	$(7,953)

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
(a)
During the six months ended June 30, 2024, as a result of an investment restructuring, $9.27 million of senior secured debt was exchanged for equity with a fair market value of $2.91 million.

Purchases represent the acquisition of new investments at cost and PIK capitalization. Sales and repayments represent principal payments received during the period. For the three and six months ended June 30, 2025 and June 30, 2024, there were no transfers between levels of the fair value hierarchy.

Significant Unobservable Inputs

The following table summarizes the significant unobservable inputs used to value Level 3 investments as of June 30, 2025. The table is not intended to be all-inclusive, but instead identifies the significant unobservable inputs relevant to the determination of fair values.

				Selected Input Range
Asset Category	Fair Value	Primary Valuation Technique	Unobservable Inputs	Minimum		Maximum		Weighted Average (a)
First Lien Senior Secured	$564,639	Discounted Cash Flow	Discount Rate	8.1%		21.0%		10.8%
Equity	1,051	Discounted Cash Flow	Discount Rate	9.4%		11.8%		10.6%
First Lien Senior Secured	50,065	Market Comparables	EBITDA Multiple	0.9	x	11.8	x	8.8	x
Equity	3,455	Market Comparables	EBITDA Multiple	0.9	x	14.8	x	11.8	x
First Lien Senior Secured	9,189	Market Comparables	Revenue Multiple	0.6	x	0.6	x	0.6	x
Equity	847	Market Comparables	Revenue Multiple	0.6	x	3.1	x	3.1	x
First Lien Senior Secured	8,997	Recent Transaction	Recent Transaction	NA		NA		NA
Equity	634	Recent Transaction	Recent Transaction	NA		NA		NA
Total	$638,877

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

There were no significant changes in valuation approach or technique as of June 30, 2025 and December 31, 2024.

Level 3 inputs to the valuation methodology are unobservable and significant to overall fair value measurement. The inputs into the determination of fair value require significant management judgment or estimation. Financial instruments that are included in this category include investments in privately held entities where the fair value is based on unobservable inputs.

The income and market approaches were used in the determination of fair value of certain Level 3 assets as of June 30, 2025 and December 31, 2024. The significant unobservable inputs used in the income approach are the discount rate or market yield used to discount the estimated future cash flows expected to be received from the underlying investment, which include both future principal and interest payments and any other end of term fees, as applicable. Included in the consideration and selection of discount rates are factors such as risk of default, interest rate risk, and changes in credit quality. The significant unobservable inputs used in the market approach are based on market comparable transactions and market multiples of publicly traded comparable companies. Increases or decreases in the valuation multiples in isolation may result in higher or lower fair value measurement, respectively, and increases or decreases in the discount rate in isolation may result in lower or higher fair value measurement, respectively.

As of June 30, 2025 and December 31, 2024, the Company had five and four portfolio companies on a non-accrual status, respectively. Refer to Note 2 – Summary of Significant Accounting Policies for additional details regarding the Company’s non-accrual policy. The following table shows the amortized cost and fair value of the Company's performing and non-accrual investments as of June 30, 2025 and December 31, 2024:

	June 30, 2025		December 31, 2024
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Performing	$618,045	$616,322	$614,567	$614,653
Non-accrual	44,441	22,555	48,502	29,558
Total	$662,486	$638,877	$663,069	$644,211

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

The table set forth below shows the following quarterly fee percentages shall be payable with respect to the Company’s Target Adjusted Average Assets through the end of the Investment Period:

Quarter Ending	Quarter	Target Adjusted Average Assets Invested ($ in millions) [1]	Quarterly Management Fee Percentage	Quarterly Dollar Amount ($ in millions) [2]
September 30, 2021	1	$80	1%	$0.20
December 31, 2021	2	$160	1%	$0.40
March 31, 2022	3	$240	1%	$0.60
June 30, 2022	4	$320	1%	$0.80
September 30, 2022	5	$400	1%	$1.00
December 31, 2022	6	$480	1%	$1.20
March 31, 2023	7	$560	1%	$1.40
June 30, 2023	8	$640	1%	$1.60
September 30, 2023	9	$650	1%	$1.63
December 31, 2023	10	$650	1%	$1.63
March 31, 2024	11	$726	1%	$1.82
June 30, 2024	12	$740	1%	$1.85
September 30, 2024	13	$751	1%	$1.88
December 31, 2024	14	$754	1%	$1.88
March 31, 2025	15	$756	1%	$1.89
June 30, 2025	16 and beyond [3]	$758	1%	$1.90

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
(3)
Effective after the quarter ended June 30, 2025, Target Adjusted Average Assets Invested increases each quarter to include reinvested dividends from the DRIP.

For the three and six months ended June 30, 2025, the Company incurred $1.59 million and $3.18 million, respectively, in Management Fees under the Investment Advisory Agreement. For the three and six months ended June 30, 2024, the Company incurred $1.55 million and $3.12 million, respectively, in Management Fees under the Investment Advisory Agreement.

There were no management fee waivers for the three and six months ended June 30, 2025 and June 30, 2024.

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

“Measurement Period” means the period from the Inception Date through the end of the most recently completed calendar quarter.

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

For the three and six months ended June 30, 2025, the Company incurred $0.40 million and $0.80 million, respectively, in incentive fees under the Investment Advisory Agreement. For the three and six months ended June 30, 2024, the Company incurred $0.39 million and $0.78 million, respectively, in incentive fees under the Investment Advisory Agreement.

There were no incentive fee waivers for the three and six months ended June 30, 2025 and June 30, 2024.

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

The Administrator has hired a third-party sub-administrator (the "Sub-Administrator") to assist with the provision of administration services. For the three months ended June 30, 2025 and June 30, 2024, the Company incurred $0.09 million and $0.13 million, respectively, in administrative service fees under the Administration Agreement, payable to the Sub-Administrator. For the six months ended June 30, 2025 and June 30, 2024, the Company incurred $0.17 million and $0.21 million, respectively, in administrative service fees under the Administration Agreement, payable to the Sub-Administrator. Administration service fees are included in other general and administrative expenses on the Statements of Operations.

Management Consulting Services

Operating Advisory Group, LLC (“OAG”), is a consulting firm that exclusively provides management consulting services, substantially all of which are provided to portfolio companies of Comvest Partners’ affiliated funds investing in a control equity strategy. An affiliate of the Investment Adviser also engages OAG to provide assistance with certain discrete diligence and other matters in connection with the Company’s investing activities. For the three months ended June 30, 2025 and June 30, 2024, OAG charged $1.08 thousand and $4.00 thousand, respectively, for due diligence services which were paid by portfolio companies of the Company. For the six months ended June 30, 2025 and June 30, 2024, OAG charged $1.08 thousand and $8.00 thousand, respectively, for due diligence services which were paid by portfolio companies of the Company. In addition, for the three months ended June 30, 2025 and June 30, 2024, OAG charged the Company $0.00 thousand and $0.40 thousand, respectively, for diligence expenses which were paid by the Company. For the six months ended June 30, 2025 and June 30, 2024, OAG charged the Company $0.00 thousand and $0.40 thousand, respectively, for diligence expenses which were paid by the Company. While neither the Company nor any of its affiliates or personnel own or share in any portion of the economics received by OAG, an affiliate of the Investment Adviser has been granted an option to acquire the shares of OAG’s parent company at a nominal value.

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

Note 5—Transactions with Non-controlled Affiliated Investments

A non-controlled affiliated investment is an investment in which the Company has an ownership interest of 5% or more of its voting securities. A controlled affiliate investment is an investment which the Company has an ownership interest of more than 25% of its voting securities. Please see the Company's consolidated schedule of investments for the type of investment, principal amount/shares, interest rate including the spread, and the maturity date. Transactions related to the Company's investments with affiliates for the six months ended June 30, 2025 were as follows:

Portfolio Company	Type of Asset	Amount of interest included in income	Beginning Fair Value at December 31, 2024	Gross additions(1)	Gross reductions(2)	Realized Gain/(Loss)	Change in Unrealized Gain (Loss)	Fair Value at June 30, 2025
Non-controlled, affiliated investments:
Kent Water Sports Holdings, LLC - Delayed Draw Loan Last-Out	First Lien Senior Secured	$—	$3,330	$—	$—	$—	$(1,034)	$2,296
Kent Water Sports Holdings, LLC - Delayed Draw Loan First-Out	First Lien Senior Secured	445	6,256	638	(62)	—	61	$6,893
Sea-K Investors, LLC	Preferred Equity	—	—	—	—	—	—	—
Sea-K Investors, LLC	Common Equity	—	—	—	—	—	—	—
Total Non-controlled, affiliated Investments		$445	$9,586	$638	$(62)	$—	$(973)	$9,189

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

Note 6—Borrowings

Goldman Credit Facility

On August 11, 2021, the Company entered into a credit agreement (together with the exhibits and schedules thereto, the "Goldman Credit Facility") as the borrower and Goldman Sachs Bank USA (“Goldman Sachs”) as the lender. The Goldman Credit Facility is structured as a revolving credit facility secured by the capital commitments of the Company’s subscribed investors and certain related assets. On September 27, 2021, the Goldman Credit Facility was amended, pursuant to which the maximum loan amount was increased to the lesser of $130.00 million and the borrowing base (the “Borrowing Base”).

The Goldman Credit Facility is uncommitted and matures on the earlier of (i) the date on which either the Company or lender provide written notice of termination to the other party and (ii) the date that is 30 days prior to the last date on which the Company may issue capital drawdowns to its investors. Under the Goldman Credit Facility, the Company is permitted to borrow up to the lesser of $130.00 million and the Borrowing Base. The “Borrowing Base” is based upon the unfunded capital commitments of certain subscribed investors in the Company that have been approved by Goldman Sachs and meet certain criteria. The advance rate for such investors is currently 90%. The Borrowing Base was $130.00 million at June 30, 2025. The Goldman Credit Facility contains certain customary affirmative and negative covenants and events of default. The Goldman Credit Facility bears interest at a rate Term SOFR + 2.82% per annum.

The weighted average annualized interest cost (excluding amortization of deferred financing costs and other fees) for all borrowings for the three months ended June 30, 2025 and June 30, 2024 was 7.14% and 8.14%, respectively. The weighted average annualized interest cost (excluding amortization of deferred financing costs and other fees) for all borrowings for the six months ended June 30, 2025 and June 30, 2024 was 7.14% and 8.14%, respectively. The average daily debt outstanding for the three months ended June 30, 2025 and June 30, 2024 was $96.35 million and $79.24 million, respectively. The average daily debt outstanding for the six months ended June 30, 2025 and June 30, 2024 was $97.71 million and $90.08 million, respectively. The maximum debt outstanding for the three months ended June 30, 2025 and June 30, 2024 was $111.40 million and $109.80 million, respectively. The maximum debt outstanding for the six months ended June 30, 2025 and June 30, 2024 was $111.40 million and $109.80 million, respectively.

The following table represents borrowings as of June 30, 2025:

	Total Aggregate Borrowing Capacity	Total Principal Outstanding	Less Deferred Financing Costs	Amount per Statements of Assets and Liabilities
Goldman Credit Facility	$130,000	$111,400	$2	$111,398
Total	$130,000	$111,400	$2	$111,398

The following table represents borrowings as of December 31, 2024:

	Total Aggregate Borrowing Capacity	Total Principal Outstanding	Less Deferred Financing Costs	Amount per Statements of Assets and Liabilities
Goldman Credit Facility	$130,000	$111,100	$18	$111,082
Total	$130,000	$111,100	$18	$111,082

The following table represents interest and debt fees for the three months ended June 30, 2025:

	Interest Rate(2)	Interest Expense	Deferred Financing Costs (1)	Other Fees (1)
Goldman Credit Facility	SOFR + 2.82%	$1,738	$8	$33
Total		$1,738	$8	$33

The following table represents interest and debt fees for the six months ended June 30, 2025:

	Interest Rate(2)	Interest Expense	Deferred Financing Costs (1)	Other Fees (1)
Goldman Credit Facility	SOFR + 2.82%	$3,507	$16	$65
Total		$3,507	$16	$65
(1)
Amortization of deferred financing costs and other fees are included in “interest expense” on the Consolidated Statements of Operations.
(2)
As of June 30, 2025, the 1-month SOFR rate was 4.32%.

The following table represents interest and debt fees for the three months ended June 30, 2024:

	Interest Rate(2)	Interest Expense	Deferred Financing Costs (1)	Other Fees (1)
Goldman Credit Facility	SOFR + 2.82%	$1,630	$8	$21
Total		$1,630	$8	$21

The following table represents interest and debt fees for the six months ended June 30, 2024:

	Interest Rate(2)	Interest Expense	Deferred Financing Costs (1)		Other Fees (1)
Goldman Credit Facility	SOFR + 2.82%	$3,709	$16	$	$54
Total		$3,709	$16		$54
(1)
Amortization of deferred financing costs and other fees are included in “interest expense” on the Consolidated Statements of Operations.
(2)
As of June 30, 2024, the 1-month SOFR rate was 5.34%.

At June 30, 2025 and December 31, 2024, the carrying amount of the Company’s secured borrowings on the Goldman Sachs Credit Facility approximated their fair value in accordance with ASC 820. As of June 30, 2025 and December 31, 2024, the Company’s borrowings are deemed to be a Level 3 measurement, as defined in Note 3 – Fair Value of Financial Instruments.

Note 7—Commitments and Contingencies

Commitments

In the ordinary course of business, the Company may enter into future funding commitments. As of June 30, 2025 and December 31, 2024, the Company had unfunded commitments on delayed draw term loans and revolving credit lines of $35.19 million and $48.71 million, respectively. The Company maintains sufficient cash on hand, unfunded Capital Commitments, and available borrowings from the Goldman Credit Facility to fund such unfunded commitments.

As of June 30, 2025, the Company’s unfunded commitments consisted of the following:

Portfolio Company Name	Investment Type	Commitment Type	Unfunded Commitments
190 Octane Financing, LLC	First Lien Senior Secured	Revolving Credit Line	$468
ACT Acquisition Intermediate Holdco, LLC	First Lien Senior Secured	Revolving Credit Line	697
Allbridge, LLC	First Lien Senior Secured	Delayed Draw Term Loan	201
Allbridge, LLC	First Lien Senior Secured	Revolving Credit Line	201
Allied OMS Intermediate Company, LLC	First Lien Senior Secured	Delayed Draw Term Loan	3,321
Allied OMS Intermediate Company, LLC	First Lien Senior Secured	Revolving Credit Line	1,107
Atlas US Buyer, LLC	First Lien Senior Secured	Revolving Credit Line	766
Batteries Plus Holding Corporation	First Lien Senior Secured	Revolving Credit Line	2,021
Billhighway, LLC	First Lien Senior Secured	Delayed Draw Term Loan	367
Billhighway, LLC	First Lien Senior Secured	Revolving Credit Line	295
CAS Acquisition, LLC	First Lien Senior Secured	Revolving Credit Line	1,050
CheckedUp, Inc	First Lien Senior Secured	Revolving Credit Line	848
Discovery SL Management, LLC	First Lien Senior Secured	Delayed Draw Term Loan	1,378
Discovery SL Management, LLC	First Lien Senior Secured	Revolving Credit Line	363
Drive Assurance Corporation	First Lien Senior Secured	Delayed Draw Term Loan	377
Engineered Films Acquisition Inc.	First Lien Senior Secured	Revolving Credit Line	2,111
Fiesta Holdings, LLC	First Lien Senior Secured	Revolving Credit Line	749
Hasa Acquisition, LLC	First Lien Senior Secured	Delayed Draw Term Loan	1,491
Hasa Acquisition, LLC	First Lien Senior Secured	Revolving Credit Line	730
Juvare, LLC	First Lien Senior Secured	Delayed Draw Term Loan	905
Juvare, LLC	First Lien Senior Secured	Revolving Credit Line	1,547
Kemper Sports Management, LLC	First Lien Senior Secured	Revolving Credit Line	1,676
Military Retail Solutions, LLC	First Lien Senior Secured	Revolving Credit Line	918
Military Retail Solutions, LLC	First Lien Senior Secured	Delayed Draw Term Loan	1,835
Narcote, LLC	First Lien Senior Secured	Revolving Credit Line	1,360
Oak Dental Partners	First Lien Senior Secured	Revolving Credit Line	516
OAO Acquisitions, Inc.	First Lien Senior Secured	Revolving Credit Line	659
OneCare Media, LLC	First Lien Senior Secured	Revolving Credit Line	617
Pansophic Learning US, LLC	First Lien Senior Secured	Revolving Credit Line	1,133
PDDS Holdco, Inc.	First Lien Senior Secured	Delayed Draw Term Loan	347
PJW Ultimate Holdings, LLC	First Lien Senior Secured	Revolving Credit Line	2,139
Rushmore Intermediate II, LLC	First Lien Senior Secured	Revolving Credit Line	269
Spartan CP, LLC	First Lien Senior Secured	Revolving Credit Line	502
Total Fleet Buyer, LLC	First Lien Senior Secured	Revolving Credit Line	1,390
VardimanBlack Holdings, LLC	First Lien Senior Secured	Delayed Draw Term Loan	87
Vecta Holdings, LLC	First Lien Senior Secured	Revolving Credit Line	124
West Creek Financial SPV - Debt Facility VI, LLC	First Lien Senior Secured	Delayed Draw Term Loan	626
Total			$35,191

As of December 31, 2024, the Company’s unfunded commitments consisted of the following:

Portfolio Company Name	Investment Type	Commitment Type	Unfunded Commitments
190 Octane Financing, LLC	First Lien Senior Secured	Revolving Credit Line	$468
ACT Acquisition Intermediate Holdco, LLC	First Lien Senior Secured	Revolving Credit Line	697
Allbridge, LLC	First Lien Senior Secured	Delayed Draw Term Loan	201
Allbridge, LLC	First Lien Senior Secured	Revolving Credit Line	201
Atlas US Buyer, LLC	First Lien Senior Secured	Revolving Credit Line	766
Batteries Plus Holding Corporation	First Lien Senior Secured	Revolving Credit Line	2,158
Billhighway, LLC	First Lien Senior Secured	Delayed Draw Term Loan	367
Billhighway, LLC	First Lien Senior Secured	Revolving Credit Line	295
Cardiology Management Holdings, LLC	First Lien Senior Secured	Delayed Draw Term Loan	4,732
CAS Acquisition, LLC	First Lien Senior Secured	Revolving Credit Line	1,167
CheckedUp, Inc	First Lien Senior Secured	Revolving Credit Line	1,131
CTM Group, Inc.	First Lien Senior Secured	Revolving Credit Line	295
Discovery SL Management, LLC	First Lien Senior Secured	Delayed Draw Term Loan	1,814
Discovery SL Management, LLC	First Lien Senior Secured	Revolving Credit Line	363
Drive Assurance Corporation	First Lien Senior Secured	Delayed Draw Term Loan	377
Engineered Films Acquisition Inc.	First Lien Senior Secured	Revolving Credit Line	2,111
EPS Operations, LLC	First Lien Senior Secured	Revolving Credit Line	1,774
Fiesta Holdings, LLC	First Lien Senior Secured	Revolving Credit Line	749
Firebirds Buyer, LLC	First Lien Senior Secured	Delayed Draw Term Loan	691
Firebirds Buyer, LLC	First Lien Senior Secured	Revolving Credit Line	864
Hasa Acquisition, LLC	First Lien Senior Secured	Delayed Draw Term Loan	1,616
Hasa Acquisition, LLC	First Lien Senior Secured	Revolving Credit Line	1,553
Hornblower Sub LLC	First Lien Senior Secured	Revolving Credit Line	313
Kemper Sports Management, LLC	First Lien Senior Secured	Revolving Credit Line	1,676
Military Retail Solutions, LLC	First Lien Senior Secured	Revolving Credit Line	918
Military Retail Solutions, LLC	First Lien Senior Secured	Delayed Draw Term Loan	1,835
Mollie Funding II, LLC	First Lien Senior Secured	Delayed Draw Term Loan	576
Mollie Funding II, LLC	First Lien Senior Secured	Revolving Credit Line	334
Narcote, LLC	First Lien Senior Secured	Revolving Credit Line	1,360
Oak Dental Partners	First Lien Senior Secured	Delayed Draw Term Loan	2,066
Oak Dental Partners	First Lien Senior Secured	Revolving Credit Line	516
OAO Acquisitions, Inc.	First Lien Senior Secured	Revolving Credit Line	659
OmniMax International, LLC	First Lien Senior Secured	Delayed Draw Term Loan	843
OneCare Media, LLC	First Lien Senior Secured	Revolving Credit Line	617
Pansophic Learning US, LLC	First Lien Senior Secured	Delayed Draw Term Loan	566
PDDS Holdco, Inc.	First Lien Senior Secured	Delayed Draw Term Loan	1,038
PJW Ultimate Holdings, LLC	First Lien Senior Secured	Revolving Credit Line	952
Restaurant Holding Company, LLC	First Lien Senior Secured	Delayed Draw Term Loan	2,136
Rushmore Intermediate II, LLC	First Lien Senior Secured	Revolving Credit Line	1,344
Senior Support Holdings (Franchise) Acquisition, Inc.	First Lien Senior Secured	Delayed Draw Term Loan	1,839
Spartan CP, LLC	First Lien Senior Secured	Delayed Draw Term Loan	1,159
Spartan CP, LLC	First Lien Senior Secured	Revolving Credit Line	502
Total Fleet Buyer, LLC	First Lien Senior Secured	Revolving Credit Line	1,390
VardimanBlack Holdings, LLC	First Lien Senior Secured	Delayed Draw Term Loan	303
Vecta Holdings, LLC	First Lien Senior Secured	Revolving Credit Line	124
West Creek Financial SPV - Debt Facility VI, LLC	First Lien Senior Secured	Delayed Draw Term Loan	866
West Creek Financial SPV - Debt Facility VI, LLC	First Lien Senior Secured	Revolving Credit Line	385
Total			$48,707

The unrealized appreciation or depreciation associated with unfunded portfolio company commitments is recorded in the consolidated financial statements and reflected as an adjustment to the valuation of the related security in the Consolidated Schedule of Investments as of June 30, 2025 and December 31, 2024. The par amount of the unfunded portfolio company commitments is not recognized by the Company until the commitment is funded.

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

Note 8—Capital

Investor Commitments

As of June 30, 2025, the Company had $656.57 million in Capital Commitments, of which $186.57 million was unfunded. As of December 31, 2024 the Company had $656.57 million in Capital Commitments, of which $186.57 million was unfunded.

Capital Drawdowns

There were no Shares issued related to capital drawdowns for the three and six months ended June 30, 2025.

The following table summarizes the total Shares issued and net proceeds (in thousands) through the DRIP for the three and six months ended June 30, 2025:

Share Issue Date	Shares Issued	Net Proceeds
March 26, 2025	2,431	$2,271
June 27, 2025	2,084	$1,929
Total Shares Issued	4,515	$4,200

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

As of June 30, 2025 and December 31, 2024, 5,872 and 5,827, respectively, of the Company’s Shares were owned by Comvest Group Holdings SPV II LLC, a wholly owned subsidiary of an affiliate of Comvest Partners.

Distributions and Dividends

Distributions declared for the three and six months ended June 30, 2025 totaled approximately $12.9 million and $28.00 million, respectively. Distributions declared for the three and six months ended June 30, 2024 totaled approximately $15.15 million and $28.29 million, respectively.

The following table reflects distributions declared per share that have been declared by our Board for the three and six months ended June 30, 2025:

Date Declared	Record Date	Payment Date	Per Share Amount
March 26, 2025	March 26, 2025	March 27, 2025	$26.00
June 26, 2025	June 26, 2025	June 27, 2025	$22.00

The following table reflects distributions declared per share that have been declared by our Board for the three and six months ended June 30, 2024:

Date Declared	Record Date	Payment Date	Per Share Amount
March 28, 2024	March 28, 2024	March 28, 2024	$24.00
June 27, 2024	June 27, 2024	June 28, 2024	$27.00

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

Note 9—Net Assets

The following table reflects the net assets activity for the three months ended June 30, 2025:

	Shares	Shares - par	Additional paid in capital	Total distributable earnings (loss)	Total net assets
Balance as of March 31, 2025	584,680	$1	$571,966	$(30,475)	$541,492
Reinvestment of distributions (1)	2,084	—	1,929	—	1,929
Distributions to stockholders	—	—	—	(12,862)	(12,862)
Net investment income (loss)	—	—	—	12,635	12,635
Net realized gain (loss) from investment transactions	—	—	—	(4,479)	(4,479)
Net change in unrealized gain (loss) on investments	—	—	—	(1,319)	(1,319)
Balance as of June 30, 2025	586,764	$1	$573,895	$(36,500)	$537,396
(1)
Par value is less than $1.

The following table reflects the net assets activity for the six months ended June 30, 2025:

	Shares	Shares - par	Additional paid in capital	Total distributable earnings (loss)	Total net assets
Balance as of December 31, 2024	582,249	$1	$569,695	$(25,927)	$543,769
Reinvestment of distributions (1)	4,515	—	4,200	—	4,200
Distributions to stockholders	—	—	—	(28,001)	(28,001)
Net investment income (loss)	—	—	—	26,386	26,386
Net realized gain (loss) from investment transactions	—	—	—	(4,208)	(4,208)
Net change in unrealized gain (loss) on investments	—	—	—	(4,750)	(4,750)
Balance as of June 30, 2025	586,764	$1	$573,895	$(36,500)	$537,396
(1)
Par value is less than $1.

The following table reflects the net assets activity for the three months ended June 30, 2024:

	Shares		Shares - par		Additional paid in capital		Total distributable earnings (loss)	Total net assets
Balance as of March 31, 2024	561,096	$	$1	$	$549,493	$	$(11,353)	$538,141
Reinvestment of distributions (1)	15,796		—		15,150		—	15,150
Distributions to stockholders	—		—		—		(15,150)	(15,150)
Net investment income (loss)	—		—		—		15,629	15,629
Net realized gain (loss) from investment transactions	—		—		—		52	52
Net change in unrealized gain (loss) on investments	—		—		—		(3,780)	(3,780)
Balance as of June 30, 2024	576,892		1		564,643		(14,602)	550,042
(1)
Par value is less than $1.

The following table reflects the net assets activity for the six months ended June 30, 2024:

	Shares	Shares - par	Additional paid in capital	Total distributable earnings (loss)	Total net assets
Balance as of December 31, 2023	547,439	$1	$536,354	$(9,697)	$526,658
Reinvestment of distributions (1)	29,453	—	28,289	—	28,289
Distributions to stockholders	—	—	—	(28,289)	(28,289)
Net investment income (loss)	—	—	—	30,627	30,627
Net realized gain (loss) from investment transactions	—	—	—	(6,268)	(6,268)
Net change in unrealized gain (loss) on investments	—	—	—	(975)	(975)
Balance as of June 30, 2024	576,892	$1	$564,643	$(14,602)	$550,042
(1)
Par value is less than $1.

Note 10—Earnings Per Share

Basic earnings per Share is computed by dividing earnings available to common stockholders by the weighted average number of Shares outstanding during the period. Other potentially dilutive Shares, and the related impact to earnings, are considered when calculating earnings per Share on a diluted basis. As of June 30, 2025 and December 31, 2024, there are no dilutive securities. The following information sets forth the computation of the weighted average basic and diluted net change in net assets per Share resulting from operations for the three and six months ended June 30, 2025 and June 30, 2024.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Net increase (decrease) in net assets resulting from operations	$6,837	$11,901	$17,428	$23,384
Weighted average Shares outstanding - basic and diluted	584,772	561,617	583,584	554,828
Earnings (loss) per share of Shares - basic and diluted	$11.69	$21.19	$29.86	$42.15

Note 11—Financial Highlights

The following is a schedule of financial highlights for the six months ended June 30, 2025 and June 30, 2024:

	For the Six Months Ended June 30,
	2025	2024
Per Share Operating Performance
Net Asset Value, Beginning of Period	$933.91	$962.04
Results of Operations: (1)
Net Investment Income (Loss)	45.21	55.20
Net Realized and Unrealized Gain (Loss) on Investments	(15.26)	(12.78)
Net Increase (Decrease) in Net Assets Resulting from Operations	29.95	42.42
Distributions to Stockholders
Distributions from Net Investment Income(7)	(48.00)	(51.00)
Net Decrease in Net Assets Resulting from Distributions	(48.00)	(51.00)
Net Asset Value, End of Period	$915.86	$953.46
Shares Outstanding, End of Period	586,764	576,892
Total Return(3)	3.19%	4.44%
Net assets, end of period	$537,396	$550,042
Ratio/Supplemental Data
Weighted-average Shares outstanding	583,584	554,828
Ratio of net investment income (loss) to average net assets without waiver(2)	9.84%	11.53%
Ratio of net investment income (loss) to average net assets with waiver(2)	9.84%	11.53%
Ratio of total expenses to average net assets without waiver(2)(5)	3.34%	3.30%
Ratio of total expenses to average net assets with waiver(2)(5)	3.34%	3.30%
Asset coverage ratio (6)	579.76%	702.50%
Portfolio turnover rate (4)	8.17%	11.11%

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
(6)
Asset coverage ratio is presented as of June 30, 2025 and June 30, 2024, respectively.

(7)
The tax character of distributions is determined based on the total amount of taxable income for the full tax year and cannot be confirmed until after the close of the tax year. Accordingly, the tax character of the Company’s distributions as denoted herein may be re-characterized later based on taxable income for the full tax year.

Note 12 - Subsequent Events

The Company has evaluated subsequent events through the filing of this Form 10-Q and has determined that there have been no subsequent events that require recognition or disclosure in these consolidated financial statements, except as noted below.

As disclosed in the Company’s Form 8-K filed on August 11, 2025, Comvest Credit Partners (“CCP”), the parent company of the Investment Adviser, and Manulife Wealth & Asset Management (“Manulife”) entered into a definitive agreement on August, 6, 2025 for Manulife to acquire 75% of CCP’s private credit business (the “CCP/Manulife Transaction”). The CCP/Manulife Transaction is expected to close in the fourth quarter of 2025, subject to customary closing conditions and approvals. It is expected that Manulife’s existing senior credit team managing $3.7 billion in assets under management (“AUM”) will align with the CCP team to create a stand-alone $18.4 billion AUM private credit asset management platform. If the CCP/Manulife Transaction occurs, it is expected that the new private credit business will be co-branded as Manulife | Comvest. The new business will be led by Robert O’Sullivan, Co-Founder and CEO of CCP, Director of the Company, and Chairman of the Board. It is expected that the CCP/Manulife Transaction will strengthen CCP’s position in the private credit market and support its continued growth in the founder-owned and sponsor-backed segments. There can be no assurances that the CCP/Manulife Transaction will take place, or if it does, what the impact will be on CCP or us.

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

In addition to factors previously disclosed in our SEC reports and those identified elsewhere in this report, including the “Risk Factors” section, the following factors, among others, could cause actual results to differ materially from forward-looking statements or historical performance:

•
the Company’s future operating results, business prospects, the adequacy of the Company’s cash resources and working capital, and the impact of inflation, the imposition of tariffs and rising interest rates;
•
the general economy, including the impact of interest and inflation rates, on the industries in which the Company invests;
•
global economic, political and market conditions, including downgrades of the U.S. credit rating, Russia’s invasion of Ukraine and the conflict in the Middle East, may adversely affect the Company’s business, results of operations and financial condition, including the Company’s revenue growth and profitability;
•
the Company’s ability to make investments consistent with its investment objectives, including with respect to the size, nature and terms of those investments;
•
the ability of the Company’s portfolio companies to achieve their objectives;
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

The Company is managed by the Investment Adviser, a Delaware limited liability company and an affiliate of Comvest Capital Advisors LLC, Comvest Credit Advisors LLC and Comvest Credit Managers, LLC (collectively, “Comvest Partners”). The Investment Adviser is registered with the SEC as an investment adviser under the Investment Advisers Act of 1940, as amended (“Advisers Act”). The Investment Adviser oversees the management of the Company’s activities and is responsible for making investment decisions with respect to the Company’s portfolio.

The Company’s investment objective is to generate both current income and capital appreciation by investing in middle-market companies in a wide range of industries primarily structured as senior credit facilities, and to a lesser extent, junior credit facilities. The Company also may purchase interests in loans through secondary market transactions.

Portfolio and Investment Activity

During the six months ended June 30, 2025, we made $54.12 million of investments in new or existing portfolio companies and had $52.25 million in aggregate amount of sales, restructurings, and repayments, resulting in a increase of net investments of $1.87 million for the period. The total portfolio of debt investments at fair value consisted of 98.95% bearing variable interest rates and 1.05% bearing fixed interest rates.

Our portfolio composition, based on fair value at June 30, 2025 was as follows:

	Percentage of Total Portfolio	Weighted Average Current Yield for Total Portfolio
First Lien Senior Secured	98.5%	10.4%
Equity	0.9	—
Cash equivalents	0.6	—
Total	100.0%	10.4%

Our portfolio composition, based on fair value at December 31, 2024 was as follows:

	Percentage of Total Portfolio	Weighted Average Current Yield for Total Portfolio
First Lien Senior Secured	98.0%	10.8%
Equity	1.3	—
Cash equivalents	0.7	—
Total	100.0%	10.8%

The following table shows the asset mix of our new investment fundings for the six months ended June 30, 2025:

	Asset Mix (In thousands)	Percentage
First Lien Senior Secured	$53,339	98.6%
Equity	784	1.4%
Total	$54,123	100.0%

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

1

Investments that are performing at or above expectations. No issues or foreseen issues on performance, covenants, liquidity, etc. The credit is expected to be repaid at or prior to maturity through available cash flow or to be refinanced.

2

Investments that are performing substantially within our expectations, with the risks remaining neutral or favorable. All new loans are initially rated 2. The credit is expected to be repaid at or prior to maturity through available cash flow or to be refinanced by a third party.

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

Loan Rating	Summary Description

6	Investments that are performing poorly; it is unlikely that the enterprise or asset values currently exceed the debt and/or material reduction in enterprise value is reasonably foreseen.

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

As of June 30, 2025, the weighted average risk rating of our investments based on fair value was 2.45. As of June 30, 2025, the Company had five portfolio companies on non-accrual status. Refer to Note 2 – Summary of Significant Accounting Policies for additional details regarding the Company’s non-accrual policy.

Internal Performance Rating	Investments at Fair Value (In thousands)	Percentage of Total Investments
1	$—	0.0%
2	474,606	74.3%
3	64,942	10.2%
4	84,276	13.1%
5	6,643	1.1%
6	8,410	1.3%
Total	$638,877	100.0%

As of December 31, 2024, the weighted average risk rating of our investments based on fair value was 2.47. As of December 31, 2024, the Company had four portfolio companies on non-accrual status. Refer to Note 2 – Summary of Significant Accounting Policies for additional details regarding the Company’s non-accrual policy.

Internal Performance Rating	Investments at Fair Value (In thousands)	Percentage of Total Investments
1	$33,861	5.2%
2	395,234	61.4%
3	128,729	20.0%
4	56,829	8.8%
5	26,228	4.1%
6	3,330	0.5%
Total	$644,211	100.0%

The following table shows the amortized cost and fair value of our performing and non-accrual investments as of June 30, 2025 and December 31, 2024.

	June 30, 2025		December 31, 2024
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Performing	$618,045	$616,322	$614,567	$614,653
Non-accrual	44,441	22,555	48,502	29,558
Total	$662,486	$638,877	$663,069	$644,211

A summary of our non-accrual assets as of June 30, 2025 and December 31, 2024, is provided below. Under U.S. Generally Accepted Accounting Principles ("GAAP"), we will not recognize cash and PIK interest income on such investments for financial reporting purposes.

		June 30, 2025		December 31, 2024
Portfolio Company	Date of Non-Accrual Status	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Kent Water Sports Holdings, LLC(1)	10/1/2023	$12,713	$2,296	$12,713	$3,330
OneCare Media, LLC	10/1/2024	13,609	5,968	14,157	8,534
Select Rehabilitation, LLC	10/1/2024	6,639	6,643	18,724	15,225
VardimanBlack Holdings, LLC(1)	10/1/2023	2,908	146	2,908	2,469
Vecta Holdings, LLC	4/1/2025	8,572	7,502	-	-
Total		$44,441	$22,555	$48,502	$29,558
(1)
Only certain positions are on non-accrual status.

The following table shows the weighted average rate, spread over the reference rate of floating rate, fees of debt investments originated and restructured, and the weighted average rate of sales and payoffs of portfolio companies during the three months ended June 30, 2025.

Weighted average rate of new investment fundings and restructurings	9.06%
Weighted average spread over Reference Rate of new floating rate investment fundings and restructurings	5.27%
Weighted average OID fees of new investment funding and restructurings	0.54%
Weighted average rate of sales and payoffs of portfolio investments	10.71%

The following table shows the weighted average rate, spread over the reference rate of floating rate, fees of debt investments originated and restructured, and the weighted average rate of sales and payoffs of portfolio companies during the three months ended June 30, 2024.

Weighted average rate of new investment fundings and restructurings	10.84%
Weighted average spread over Reference Rate of new floating rate investment fundings and restructurings	5.50%
Weighted average OID fees of new investment funding and restructurings	1.89%
Weighted average rate of sales and payoffs of portfolio investments	11.48%

The amount of the portfolio in each risk rating may vary substantially from period to period resulting primarily from changes in the composition of the portfolio as a result of new investment, restructuring, repayment and exit activities. In addition, changes in the risk ratings may be made to reflect our expectation of performance and changes in investment values.

RESULTS OF OPERATIONS

Our operating results for the three and six months ended June 30, 2025 and June 30, 2024 were as follows (dollars in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Total investment income	$17,268	$19,771	$35,342	$39,403
Less: Net expenses	4,633	4,142	8,956	8,776
Net investment income (loss)	12,635	15,629	26,386	30,627
Net realized gains (losses)	(4,479)	52	(4,208)	(6,268)
Net change in unrealized gains (losses)	(1,319)	(3,780)	(4,750)	(975)
Net increase (decrease) in net assets resulting from operations	$6,837	$11,901	$17,428	$23,384

Investment Income

Investment income for the three and six months ended June 30, 2025 and June 30, 2024 was driven by deployment of capital, interest income from our investments, and change in invested balance. The composition of our investment income for the three and six months ended June 30, 2025 and June 30, 2024 was as follows (dollars in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Investment income from non-controlled, non-affiliated investments:
Interest income	15,786	19,321	32,267	38,526
Paid in kind interest income	724	37	1,482	68
Fee income	476	413	1,148	809
Investment income from non-controlled, affiliated investments:
Interest income	36	—	72	—
Paid in kind interest income	246	—	373	—
Total investment income	$17,268	$19,771	$35,342	$39,403

Operating Expenses

The composition of our operating expenses for the three and six months ended June 30, 2025 and June 30, 2024 was as follows (dollars in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Incentive fees	$398	$388	$795	$781
Management fees, net	1,592	1,551	3,181	3,123
Interest expense	1,779	1,659	3,588	3,779
Professional fees	314	186	570	391
Directors' fees	23	19	44	41
Other general and administrative expenses	527	339	778	661
Net expenses	$4,633	$4,142	$8,956	$8,776

Net Realized Gains (Losses) and Net Change in Unrealized Gains (Losses) on Investments

Net realized gains (losses) and net change in unrealized gains (losses) on investments for the three and six months ended June 30, 2025 and June 30, 2024 were as follows (dollars in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Net realized gains (losses)
Non-controlled, non-affiliated investments	$(4,479)	$52	$(4,208)	$(6,268)
Total net realized gains (losses)	(4,479)	52	(4,208)	(6,268)
Net change in unrealized gains (losses) on investments
Non-controlled, non-affiliated investments	(738)	(2,856)	(3,777)	1,556
Non-controlled, affiliated investments	(581)	(924)	(973)	(2,531)
Total net change in unrealized gains (losses) on investments	(1,319)	(3,780)	(4,750)	(975)
Net realized and unrealized gains (losses)	$(5,798)	$(3,728)	$(8,958)	$(7,243)

During the three and six months ended June 30, 2025, an investment restructuring resulted in the exchange of $18.35 million of senior secured debt for two new tranches of senior secured debt with a fair market value of $13.14 million, leading to a realized loss of $4.48 million.

During the six months ended June 30, 2024, there was a transfer from senior secured debt to equity as a result of an investment restructuring, in which $9.27 million of senior secured debt was exchanged for equity with a fair market value of $2.91 million, resulting in a realized loss of $6.36 million.

Recent Developments

None.

Liquidity and Capital Resources

We generate cash from (1) drawing down capital in respect of our shares of common stock ("Shares"), (2) cash flows from investments and operations and (3) borrowings from banks or other lenders.

As of June 30, 2025, we are party to the Goldman Credit Facility, as described in Note 6 – Borrowings.

Our primary uses of cash are (1) to originate investments in portfolio companies and other investments to comply with certain portfolio diversification requirements, (2) to fund the cost of operations (including expenses, the Management Fee and, to the extent permitted under the 1940 Act, any indemnification obligations), (3) debt service of any borrowings and (4) cash distributions to our stockholders.

Operating liquidity is our ability to meet our short-term liquidity needs. The following table presents our operating liquidity position as of June 30, 2025 and December 31, 2024:

	As of
	June 30, 2025	December 31, 2024
Cash and cash equivalents	$4,244	$5,334
Unfunded portfolio company commitments	(35,191)	(48,707)
Undrawn capital commitments	186,571	186,571
Outstanding principal on credit facility	(111,400)	(111,100)
Total operational liquidity	$44,224	$32,098

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

Distributions declared for the three and six months ended June 30, 2025 totaled approximately $12.86 million and $28.00 million, respectively. Distributions declared for the three and six months ended June 30, 2024 totaled approximately $15.15 million and $28.29 million, respectively.

The following tables reflect distributions, including dividends and returns of capital, if any, per share that have been declared by our Board for the six months ended June 30, 2025 and June 30, 2024, respectively:

Fiscal Year 2025	Date Declared	Record Date	Payment Date	Per Share Amount
First Quarter	March 26, 2025	March 26, 2025	March 27, 2025	$26.00
Second Quarter	June 26, 2025	June 26, 2025	June 27, 2025	$22.00

Fiscal Year 2024	Date Declared	Record Date	Payment Date	Per Share Amount
First Quarter	March 28, 2024	March 28, 2024	March 28, 2024	$24.00
Second Quarter	June 27, 2024	June 27, 2024	June 28, 2024	$27.00

We intend to pay quarterly distributions to our stockholders in amounts sufficient to qualify as and maintain our status as a RIC. We intend to distribute approximately all of our net investment income on a quarterly basis and substantially all of our taxable income on an annual basis, except that we may retain certain net capital gains for reinvestment.

Borrowings

We are only allowed to borrow money such that our asset coverage, which, as defined in the 1940 Act, measures the ratio of total assets less total liabilities not represented by senior securities to total borrowings, equals at least 150% after such borrowing, with certain limited exceptions. At our organizational meeting on June 29, 2021, the Board approved a proposal that, effective June 29, 2021, permits us to reduce our asset coverage ratio to 150%. As a result, in addition to the foregoing 1940 Act restriction on leverage, we do not currently expect to borrow in excess of the lesser of 20% of our Aggregate Committed Capital and $130.00 million. We may in the future, though, determine to utilize a greater amount of leverage, including for investment purposes. As of June 30, 2025 and December 31, 2024, we had $111.40 million and $111.10 million, respectively, par value of outstanding borrowings and our asset coverage ratio of total assets to total borrowings was 579.76% and 586.76%, respectively, compliant with the minimum asset coverage level of 150% generally required for a BDC by the 1940 Act.

Goldman Credit Facility

On August 11, 2021, we entered into a credit agreement (together with the exhibits and schedules thereto, the “Goldman Credit Facility”) as the borrower and Goldman Sachs Bank USA (“Goldman Sachs”) as the lender. The Goldman Credit Facility is structured as a revolving credit facility secured by the Capital Commitments of the Company’s subscribed investors and certain related assets. On September 27, 2021, the Goldman Credit Facility was amended, pursuant to which the maximum loan amount was increased to the lesser of $130.00 million and the borrowing base (the “Borrowing Base”).

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

The Goldman Credit Facility bears interest at a rate of Term SOFR plus 2.82% per annum.

Contractual Obligations

The following table shows our payment obligations for repayment of debt and other contractual obligations as of June 30, 2025 (dollars in thousands):

	Total Aggregate Borrowing Capacity(1)	Total Principal Outstanding
Goldman Sachs Credit Facility	$130,000	$111,400
Total	$130,000	$111,400

(1)
As of June 30, 2025, we had $18.60 million in unused borrowing capacity under the Goldman Credit Facility, subject to borrowing base limits.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources.

Commitments

In the ordinary course of business, we may enter into future funding commitments. As of June 30, 2025, we had unfunded commitments on revolving credit lines and delayed draw loans of $35.19 million. We maintain sufficient financial resources to satisfy unfunded commitments, including cash on hand, undrawn capital commitments from our investors, and available borrowings to fund such unfunded commitments. Please refer to Note 7 – Commitments and Contingencies in the notes to our consolidated financial statements for further detail of these unfunded commitments.

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

To the extent (i) Benefit Plan Investors hold 25% or more of our outstanding Shares and (ii) our Shares are not listed on a national securities exchange, one or more independent valuation firms (each a “Valuation Agent”) are engaged to independently value our investments, in consultation with the Investment Adviser. Our quarterly valuation procedures, which are the procedures that will be followed by such Valuation Agent to the extent (i) Benefit Plan Investors hold 25% or more of our outstanding Shares, and (ii) our Shares are not listed on a national securities exchange, are described under Note 2 – Summary of Significant Account Policies.

The income and market approaches were used in the determination of fair value of certain Level 3 assets as of June 30, 2025. The significant unobservable inputs used in the income approach are the discount rate or market yield used to discount the estimated future cash flows expected to be received from the underlying investment, which include both future principal and interest payments and any other end of term fees, as applicable. Included in the consideration and selection of discount rates are factors such as risk of default, interest rate risk, and changes in credit quality. The significant unobservable inputs used in the market approach are based on market comparable transactions and market multiples of publicly traded comparable companies.

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

See “Portfolio Asset Quality” above for a summary of our non-accrual assets as of June 30, 2025.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to certain financial market risks, such as interest rate fluctuations. Because we fund a portion of our investments with borrowings, our net investment income is affected by the difference between the rate at which we invest and the rate at which we borrow. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income. A prolonged reduction in interest rates will reduce our gross investment income and could result in a decrease in our net investment income if such decreases in SOFR are not offset by a corresponding increase in the spread over SOFR that we earn on any portfolio investments, a decrease in our operating expenses, including with respect to our income incentive fee, or a decrease in the interest rate of our floating interest rate liabilities tied to SOFR. As of June 30, 2025, 100% of our debt investments at fair value represent floating-rate investments with a reference rate floor and none of our debt investments at fair value represent fixed-rate investments. Additionally, our Goldman Credit Facility is also subject to floating interest rates and are currently paid based on floating SOFR rates.

The following table estimates the potential changes in net cash flow generated from interest income and expenses, should interest rates increase by 100, 200 and 300 basis points, or decrease by 100 and 200 basis points. Interest income is calculated as revenue from interest generated from our portfolio of investments held as of June 30, 2025. Interest expense is calculated based on the terms of our outstanding revolving credit facility and subscription line. For our Goldman Credit Facility, we use the outstanding balance as of June 30, 2025. Interest expense on this balance is calculated using the interest rate as of June 30, 2025, adjusted for the hypothetical changes in rates, as shown below.

Assuming that the interim and unaudited Consolidated Statements of Assets and Liabilities as of June 30, 2025 was to remain constant and that we took no actions to alter our interest rate sensitivity as of such date, the following table shows the annualized impact of hypothetical base rate changes in interest rates. Actual results could differ significantly from those estimated in the table.

Change in Interest Rates	Net Increase (Decrease) in Interest Income (in thousands)	Net Increase (Decrease) in Interest Expense (in thousands)	Net Increase (Decrease) in Net Investment Income (in thousands)
Down 100 basis points	$(6,742)	$(1,114)	$(5,628)
Down 200 basis points	(13,484)	(2,228)	(11,256)
Down 300 basis points	(20,226)	(3,342)	(16,884)
Up 100 basis points	6,742	1,114	5,628
Up 200 basis points	13,484	2,228	11,256
Up 300 basis points	20,226	3,342	16,884

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “1934 Act”) we evaluated, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the 1934 Act) as of June 30, 2025. Based on the foregoing evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of June 30, 2025, our disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level that we would meet our disclosure obligations.

Changes in internal control over financial reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the 1934 Act) that occurred during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We, and our wholly-owned direct subsidiaries, the Investment Adviser and the Administrator are not currently subject to any material legal proceedings as of June 30, 2025. From time to time, we our wholly-owned direct subsidiaries, the Investment Adviser and the Administrator may be a party to certain legal proceedings incidental to the normal course of our business including the enforcement of our rights under contracts with our portfolio companies. While the outcome of these legal proceedings cannot be predicted with certainty, we do not expect that these proceedings will have a material effect upon our business, financial condition or results of operations.

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Item 1A. — Risk Factors in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 (the “Annual Report”), which could materially affect our business, financial condition and/or operating results. The risks described in the Annual Report are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may materially affect our business, our structure, our financial condition, our investments and/or operating results. There have been no material changes during the six months ended June 30, 2025 to the risk factors discussed in Item 1A. Risk Factors in our Annual Report on Form 10-K, except as provided below.

Changes to trade policies, treaties and tariffs may materially affect our business, financial condition and results of operations.

There have been significant changes to United States trade policies, treaties and tariffs, and in the future there may be additional significant changes. These and any future developments, and continued uncertainty surrounding trade policies, treaties and tariffs, may have a material effect on global economic conditions, inflation and the stability of global financial markets, and may significantly reduce global trade and, in particular, trade between the impacted nations and the United States. Any of these factors could depress economic activity and restrict our portfolio companies’ access to suppliers or customers, increase their supply-chain costs and expenses and could have material effects on our business, financial condition and results of operations.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Previously disclosed by the Company on its current reports on Form 8-K.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Rule 10b5-1 Trading Plans

During the fiscal quarter ended June 30, 2025, none of our directors or executive officers adopted or terminated any contract, instruction, or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

ITEM 6. EXHIBITS

The following exhibits are filed as part of this report, or hereby incorporated by reference to exhibits previously filed with the United States Securities and Exchange Commission:

Exhibit Number	Description of Document

3.1	Amended and Restated Certificate of Incorporation(1)

3.2	By-Laws(1)

31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14 (a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14 (a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.

32.2**	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

* Filed herewith.

* * Furnished herewith.

(1) Incorporated by reference to the Exhibits accompanying the Company’s Form 10 Registration Statement filed on July 6, 2021.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Commonwealth Credit Partners BDC I, Inc.

Date: August 13, 2025	By:	/s/ Robert O’Sullivan
	Name: Title:	Robert O’Sullivan Chief Executive Officer

Date: August 13, 2025	By:	/s/ Cecilio M. Rodriguez
	Name: Title:	Cecilio M. Rodriguez Chief Financial Officer

w