Form 10-Q
period 2025-09-30
Commonwealth Credit Partners BDC I, Inc.
filed 2025-11-12
CIK 1841514

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

r

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

There were 620,931 issued and outstanding shares of the issuer’s common stock, $.001 par value per share, on November 12, 2025.

Commonwealth Credit Partners BDC I, Inc.

Quarterly Report on Form 10-Q

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

COMMONWEALTH CREDIT PARTNERS BDC I, INC.

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

(amounts in thousands except share and per share data)

	September 30, 2025 (Unaudited)	December 31, 2024
Assets
Investments, at fair value:
Non-controlled, non-affiliated investments (amortized cost of $645,762 and $644,734, respectively)	$627,766	$634,625
Non-controlled, affiliated investments (amortized cost of $19,169 and $18,335, respectively)	7,442	9,586
Total investments, at fair value (amortized cost of $664,931 and $663,069, respectively)	635,208	644,211
Cash and cash equivalents	5,315	5,334
Receivables:
Interest receivable	6,072	7,197
Principal payment receivable	19,170	752
Prepaid expenses and other assets	423	482
Total Assets	$666,188	$657,976

Liabilities
Credit facility (net of deferred financing costs of $0 and $18, respectively)	$97,900	$111,082
Payables:
Management fee payable (Note 4)	1,675	1,622
Interest payable	501	629
Incentive fee payable (Note 4)	415	406
Accrued other general and administrative expenses	778	468
Total Liabilities	$101,269	$114,207

Commitments and contingencies (Note 7)

Net Assets
Common Stock, $0.001 par value; 1,000,000 shares authorized; 620,931 and 582,249 shares issued and outstanding, respectively	$1	$1
Additional paid-in capital	605,520	569,695
Total distributable earnings (accumulated deficit)	(40,602)	(25,927)
Total Net Assets	$564,919	$543,769
Total Liabilities and Net Assets	$666,188	$657,976
Net Asset Value Per Share of Common Stock	$909.79	$933.91

The accompanying notes are an integral part of these consolidated financial statements.

COMMONWEALTH CREDIT PARTNERS BDC I, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(amounts in thousands except share and per share data)

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Income:
Investment income from non-controlled, non-affiliated investments:
Interest income	$16,045	$19,532	$48,312	$57,950
Paid in kind interest income	790	660	2,272	728
Fee income	159	382	1,307	1,191
Investment income from non-controlled, affiliated investments:
Interest income	—	—	72	—
Paid in kind interest income	256	376	629	484
Total Investment Income	17,250	20,950	52,592	60,353
Expenses:
Incentive fees	415	404	1,210	1,185
Management fees	1,675	1,617	4,856	4,741
Interest expense	1,602	2,005	5,190	5,784
Professional fees	150	168	720	559
Directors' fees	23	21	67	62
Other general and administrative expenses	536	418	1,314	1,078
Total Expenses	4,401	4,633	13,357	13,409
Net Investment Income (Loss)	12,849	16,317	39,235	46,944

Realized and unrealized gains (losses) on investments and foreign currency transactions
Net realized gains (losses):
Non-controlled, non-affiliated investments	—	—	(4,208)	(6,268)
Total net realized gains (losses)	—	—	(4,208)	(6,268)
Net change in unrealized gains (losses):
Non-controlled, non-affiliated investments	(4,111)	(5,191)	(7,888)	(3,635)
Non-controlled, affiliated investments	(2,004)	(1,351)	(2,977)	(3,882)
Total net change in unrealized gains (losses)	(6,115)	(6,542)	(10,865)	(7,517)
Total realized and unrealized gains (losses)	(6,115)	(6,542)	(15,073)	(13,785)
Net Increase (Decrease) in Net Assets Resulting from Operations	$6,734	$9,775	$24,162	$33,159

Per Share Common Stock Data:
Basic and diluted net investment income/(loss) per share of Common Stock	$20.83	$28.28	$65.97	$83.49
Basic and diluted net increase/(decrease) in net assets resulting from operations per share of Common Stock	$10.92	$16.94	$40.63	$58.97
Weighted Average Common Stock Outstanding - Basic and Diluted	616,731	577,010	594,755	562,276

The accompanying notes are an integral part of these consolidated financial statements.

COMMONWEALTH CREDIT PARTNERS BDC I, INC.

CONSOLIDATED STATEMENTS OF CHANGE IN NET ASSETS

(amounts in thousands except share and per share data)

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Increase (Decrease) in Net Assets Resulting from Operations:
Net investment income (loss)	$12,849	$16,317	$39,235	$46,944
Net realized gains (losses) on investments	—	—	(4,208)	(6,268)
Net change in unrealized gains (losses) on investments	(6,115)	(6,542)	(10,865)	(7,517)
Net Increase (Decrease) in Net Assets Resulting from Operations	6,734	9,775	24,162	33,159

Decrease in Net Assets Resulting from Stockholder Distributions
Distributions from net investment income	(10,836)	(17,306)	(38,837)	(45,595)
Decrease in Net Assets Resulting from Stockholder Distributions	(10,836)	(17,306)	(38,837)	(45,595)

Increase in Net Assets Resulting from Capital Stock Transactions
Issuance of Common Stock	30,000	—	30,000	—
Reinvestment of distributions	1,625	2,596	5,825	30,885
Increase in Net Assets Resulting from Capital Stock Transactions	31,625	2,596	35,825	30,885
Total Increase (Decrease) in Net Assets	27,523	(4,935)	21,150	18,449
Net Assets, Beginning of Period	537,396	550,042	543,769	526,658
Net Assets, End of Period	$564,919	$545,107	$564,919	$545,107

The accompanying notes are an integral part of these consolidated financial statements.

COMMONWEALTH CREDIT PARTNERS BDC I, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

(Unaudited)

	For the Nine Months Ended September 30,
	2025	2024
Cash Flows from Operating Activities:
Net increase (decrease) in net assets resulting from operations	$24,162	$33,159
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Net realized (gains)/losses on investments	4,208	6,268
Net change in unrealized (gains)/losses on investments	10,865	7,517
Net accretion of discount on investments	(2,276)	(2,449)
Paid in kind interest income	(2,901)	(728)
Purchases of portfolio investments	(84,684)	(113,361)
Amortization of deferred financing costs	18	24
Sales/restructurings or repayments of portfolio investments	83,791	79,002
Increase/(decrease) in operating assets and liabilities:
(Increase)/decrease in interest receivable	1,125	(2,692)
(Increase)/decrease in principal payment receivable	(18,418)	(1,264)
(Increase)/decrease in prepaid expenses and other assets	59	(42)
Increase/(decrease) in management fees payable, net	53	88
Increase/(decrease) in interest payable	(128)	(46)
Increase/(decrease) in incentive fee payable, net	9	25
Increase/(decrease) in directors fee payable	—	(25)
Increase/(decrease) in accrued other general and administrative expenses	310	329
Net cash provided by (used in) Operating Activities	16,193	5,805
Cash Flows provided by (used in) Financing Activities:
Borrowings on credit facility	80,900	78,600
Payments on credit facility	(94,100)	(73,900)
Distributions paid in cash	(33,012)	(14,710)
Proceeds from issuance of Common Stock	30,000	—
Net cash provided by (used in) Financing Activities	(16,212)	(10,010)
Net increase (decrease) in cash and cash equivalents	(19)	(4,205)
Cash and cash equivalents, beginning of period	5,334	8,887
Cash and cash equivalents, end of period	$5,315	$4,682

Supplemental and Non-Cash Information:
Interest paid during the period	$5,318	$5,830
Reinvestment of distributions during the period	$5,825	$30,885

The accompanying notes are an integral part of these consolidated financial statements.

COMMONWEALTH CREDIT PARTNERS BDC I, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

(amounts in thousands, except per share data)

September 30, 2025

(Unaudited)

Portfolio Company - Investment (3)(7)	Industry	Spread Above Index	Interest Rate (5)(10)	Maturity Date	Principal / Shares(14)	Amortized Cost	Fair Value	Percentage of Net Assets (2)
Debt Investments
First Lien Senior Secured
190 Octane Financing, LLC - Delayed Draw Term Loan (12)	Consumer Services	SOFR + 5.50% (1.00% floor) + 2.25% PIK	12.09%	5/10/2027	$4,906	$4,772	$4,293	0.8%
190 Octane Financing, LLC - Revolving Credit Line (4)(12)	Consumer Services	SOFR + 5.50% (1.00% floor) + 2.25% PIK	12.09%	5/10/2027	685	658	541	0.1%
190 Octane Financing, LLC - Term Loan (12)	Consumer Services	SOFR + 5.50% (1.00% floor) + 2.25% PIK	12.09%	5/10/2027	8,486	8,179	7,426	1.3%
Abea Acquisition, Inc. - Delayed Draw Term Loan	Consumer Services	SOFR + 6.50% (1.00% floor)	10.76%	11/30/2026	1,391	1,384	1,351	0.2%
Abea Acquisition, Inc. - Term Loan	Consumer Services	SOFR + 6.50% (1.00% floor)	10.76%	11/30/2026	11,086	11,031	10,764	1.9%
AccessOne Medcard, Inc. - Term Loan	Financial Services	SOFR + 6.00% (0.50% floor)	10.26%	8/20/2026	11,484	11,440	11,461	2.0%
ACT Acquisition Intermediate Holdco, LLC - Delayed Draw Term Loan	Media & Entertainment	SOFR + 6.75% (1.00% floor)	11.03%	12/4/2028	1,407	1,386	1,407	0.2%
ACT Acquisition Intermediate Holdco, LLC - Revolving Credit Line (4)	Media & Entertainment	SOFR + 6.75% (1.00% floor)	11.03%	12/4/2028	108	98	108	—%
ACT Acquisition Intermediate Holdco, LLC - Term Loan	Media & Entertainment	SOFR + 6.75% (1.00% floor)	11.03%	12/4/2028	6,390	6,289	6,390	1.1%
AIDC IntermediateCo 2, LLC - Term Loan	Software & Services	SOFR + 5.50% (1.00% floor)	9.66%	7/22/2027	27,935	27,670	27,879	4.9%
Allbridge, LLC - Delayed Draw Term Loan (4)	Telecommunication Services	SOFR + 5.50% (1.00% floor)	9.50%	6/5/2030	—	(1)	—	—%
Allbridge, LLC - Revolving Credit Line (4)	Telecommunication Services	SOFR + 5.50% (1.00% floor)	9.50%	6/5/2030	—	(2)	—	—%
Allbridge, LLC - Term Loan	Telecommunication Services	SOFR + 5.50% (1.00% floor)	9.50%	6/5/2030	2,141	2,119	2,141	0.4%
Allied OMS Intermediate Company, LLC - Delayed Draw Term Loan (4)	Health Care Equipment & Services	SOFR + 5.25% (1.00% floor)	9.11%	12/12/2030	—	(16)	(13)	—%
Allied OMS Intermediate Company, LLC - Revolving Credit Line (4)	Health Care Equipment & Services	SOFR + 5.25% (1.00% floor)	9.11%	12/12/2030	—	(10)	(4)	—%
Allied OMS Intermediate Company, LLC - Term Loan	Health Care Equipment & Services	SOFR + 5.25% (1.00% floor)	9.11%	12/12/2030	9,110	9,021	9,074	1.6%
Aspire General Holding Company LLC - Delayed Draw Term Loan (4)	Insurance	SOFR + 6.00% (2.00% floor)	10.16%	8/1/2030	—	(28)	(29)	—%
Aspire General Holding Company LLC - Revolving Credit Line (4)	Insurance	SOFR + 6.00% (2.00% floor)	10.16%	8/1/2030	—	(7)	(8)	—%
Aspire General Holding Company LLC - Term Loan	Insurance	SOFR + 6.00% (2.00% floor)	10.16%	8/1/2030	20,283	20,085	20,081	3.6%
Atlas US Buyer, LLC - Delayed Draw Term Loan	Financial Services	SOFR + 6.00% (0.75% floor) + 0.50% PIK	10.79%	12/31/2027	3,300	3,281	3,208	0.6%
Atlas US Buyer, LLC - Revolving Credit Line (4)	Financial Services	SOFR + 6.00% (0.75% floor) + 0.50% PIK	10.79%	12/31/2027	517	509	481	0.1%
Atlas US Buyer, LLC - Term Loan	Financial Services	SOFR + 6.00% (0.75% floor) + 0.50% PIK	10.79%	12/31/2027	9,350	9,281	9,088	1.6%
Batteries Plus Holding Corporation - Revolving Credit Line (4)	Technology Hardware & Equipment	SOFR + 6.75% (1.00% floor)	11.01%	6/27/2028	165	136	165	—%

COMMONWEALTH CREDIT PARTNERS BDC I, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS (CONTINUED)

(amounts in thousands, except per share data)

September 30, 2025

(Unaudited)

Portfolio Company - Investment (3)(7)	Industry	Spread Above Index	Interest Rate (5)(10)	Maturity Date	Principal / Shares(14)	Amortized Cost	Fair Value	Percentage of Net Assets (2)
Debt Investments
First Lien Senior Secured
Batteries Plus Holding Corporation - Term Loan	Technology Hardware & Equipment	SOFR + 6.75% (1.00% floor)	11.01%	6/27/2028	$16,170	$15,913	$16,170	2.9%
BHP Management Holdings, LLC - Delayed Draw Term Loan	Health Care Equipment & Services	SOFR + 4.50% (1.00% floor)	8.65%	10/27/2028	7,408	7,316	7,408	1.3%
BHP Management Holdings, LLC - Term Loan	Health Care Equipment & Services	SOFR + 4.50% (1.00% floor)	8.65%	10/27/2028	12,832	12,680	12,832	2.3%
Billhighway, LLC - Delayed Draw Term Loan (4)	Software & Services	SOFR + 6.75% (1.00% floor)	11.01%	2/8/2029	223	217	223	—%
Billhighway, LLC - Revolving Credit Line (4)	Software & Services	SOFR + 6.75% (1.00% floor)	11.01%	2/8/2029	—	(3)	—	—%
Billhighway, LLC - Term Loan	Software & Services	SOFR + 6.75% (1.00% floor)	11.01%	2/8/2029	3,540	3,503	3,540	0.6%
Cardiology Management Holdings, LLC - Delayed Draw Term Loan A	Health Care Equipment & Services	SOFR + 5.75% (1.00% floor)	9.90%	1/31/2029	4,989	4,927	4,984	0.9%
Cardiology Management Holdings, LLC - Delayed Draw Term Loan B	Health Care Equipment & Services	SOFR + 5.75% (1.00% floor)	9.90%	1/31/2029	4,884	4,812	4,879	0.9%
Cardiology Management Holdings, LLC - Term Loan	Health Care Equipment & Services	SOFR + 5.75% (1.00% floor)	9.90%	1/31/2029	7,069	6,982	7,062	1.3%
CAS Acquisition, LLC - Revolving Credit Line (4)	Financial Services	SOFR + 6.00% (1.00% floor)	10.26%	4/2/2030	—	(6)	—	—%
CAS Acquisition, LLC - Term Loan	Financial Services	SOFR + 6.00% (1.00% floor)	10.26%	4/2/2030	20,704	20,565	20,704	3.7%
CheckedUp, Inc - Delayed Draw Term Loan	Media & Entertainment	SOFR + 5.50% (1.00% floor)	9.76%	10/20/2027	2,499	2,479	2,482	0.4%
CheckedUp, Inc - Revolving Credit Line (4)	Media & Entertainment	SOFR + 5.50% (1.00% floor)	9.76%	10/20/2027	754	740	741	0.1%
CheckedUp, Inc - Term Loan	Media & Entertainment	SOFR + 5.50% (1.00% floor)	9.76%	10/20/2027	8,914	8,839	8,851	1.6%
CTM Group, Inc. - Revolving Credit Line PIK	Media & Entertainment	SOFR + 6.75% (1.00% floor) + 0.75% PIK	11.76%	11/30/2026	28	28	28	—%
CTM Group, Inc. - Revolving Credit Line (4)	Media & Entertainment	SOFR + 6.75% (1.00% floor) + 0.75% PIK	11.76%	11/30/2026	923	915	895	0.2%
CTM Group, Inc. - Term Loan	Media & Entertainment	SOFR + 6.75% (1.00% floor) + 0.75% PIK	11.76%	11/30/2026	19,323	19,146	18,821	3.3%
Discovery SL Management, LLC - Delayed Draw Term Loan A	Health Care Equipment & Services	SOFR + 5.50% (1.00% floor)	9.66%	3/18/2030	430	426	429	0.1%
Discovery SL Management, LLC - Delayed Draw Term Loan B (4)	Health Care Equipment & Services	SOFR + 5.50% (1.00% floor)	9.66%	3/18/2030	992	978	987	0.2%
Discovery SL Management, LLC - Revolving Credit Line (4)	Health Care Equipment & Services	SOFR + 5.50% (1.00% floor)	9.66%	3/18/2030	—	(3)	(1)	—%
Discovery SL Management, LLC - Term Loan	Health Care Equipment & Services	SOFR + 5.50% (1.00% floor)	9.66%	3/18/2030	2,573	2,548	2,565	0.5%
Drive Assurance Corporation - Term Loan (1)	Insurance	SOFR + 7.00% (2.00% floor)	11.16%	7/10/2030	5,090	5,049	5,090	0.9%
Engineered Films Acquisition Inc. - Revolving Credit Line (4)	Capital Goods	SOFR + 5.25% (1.00% floor)	9.53%	4/30/2029	528	509	510	0.1%
Engineered Films Acquisition Inc. - Term Loan	Capital Goods	SOFR + 5.25% (1.00% floor)	9.53%	4/30/2029	19,397	19,246	19,280	3.4%
EPS Operations, LLC - Revolving Credit Line (4)	Media & Entertainment	SOFR + 6.00% (1.00% floor)	10.16%	2/24/2028	1,553	1,531	1,538	0.3%
EPS Operations, LLC - Term Loan	Media & Entertainment	SOFR + 6.00% (1.00% floor)	10.16%	2/24/2028	17,193	16,959	17,055	3.0%

COMMONWEALTH CREDIT PARTNERS BDC I, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS (CONTINUED)

(amounts in thousands, except per share data)

September 30, 2025

(Unaudited)

Portfolio Company - Investment (3)(7)	Industry	Spread Above Index	Interest Rate (5)(10)	Maturity Date	Principal / Shares(14)	Amortized Cost	Fair Value	Percentage of Net Assets (2)
Debt Investments
First Lien Senior Secured
Fiesta Holdings, LLC - Revolving Credit Line B (4)	Consumer Services	SOFR + 5.25% (1.00% floor)	9.56%	10/23/2029	$—	$(6)	$—	—%
Fiesta Holdings, LLC - Term Loan B	Consumer Services	SOFR + 5.25% (1.00% floor)	9.56%	10/23/2029	7,060	6,995	7,060	1.2%
Hasa Acquisition, LLC - Delayed Draw Term Loan (4)(11)	Capital Goods	SOFR + 4.75% (1.00% floor)	9.06%	1/10/2029	124	97	113	—%
Hasa Acquisition, LLC - Revolving Credit Line (4)(11)	Capital Goods	SOFR + 4.75% (1.00% floor)	9.05%	1/10/2029	—	(25)	(11)	—%
Hasa Acquisition, LLC - Term Loan (11)	Capital Goods	SOFR + 4.75% (1.00% floor)	9.05%	1/10/2029	14,268	14,026	14,168	2.5%
Hasa Acquisition, LLC - Term Loan B (11)	Capital Goods	SOFR + 4.75% (1.00% floor)	9.05%	1/10/2029	994	980	987	0.2%
Hornblower Sub LLC - Revolving Credit Line (4)(11)	Transportation	SOFR + 5.50% (1.00% floor)	9.80%	7/3/2029	537	532	528	0.1%
Hornblower Sub LLC - Term Loan (11)	Transportation	SOFR + 5.50% (1.00% floor)	9.80%	7/3/2029	3,957	3,925	3,902	0.7%
Juvare, LLC - Delayed Draw Term Loan (4)	Software & Services	SOFR + 5.25% (0.50% floor)	9.55%	5/1/2031	—	—	(5)	—%
Juvare, LLC - Revolving Credit Line (4)	Software & Services	SOFR + 5.25% (0.50% floor)	9.55%	5/1/2031	—	(7)	(8)	—%
Juvare, LLC - Term Loan	Software & Services	SOFR + 5.25% (0.50% floor)	9.55%	5/1/2031	10,056	10,006	10,006	1.8%
Kemper Sports Management, LLC - Delayed Draw Term Loan	Consumer Services	SOFR + 5.00% (1.00% floor)	9.16%	10/11/2029	4,518	4,460	4,518	0.8%
Kemper Sports Management, LLC - Revolving Credit Line (4)	Consumer Services	SOFR + 5.00% (1.00% floor)	9.16%	10/11/2029	—	(20)	—	—%
Kemper Sports Management, LLC - Term Loan	Consumer Services	SOFR + 5.00% (1.00% floor)	9.16%	10/11/2029	18,619	18,361	18,619	3.3%
Kent Water Sports Holdings, LLC - Delayed Draw Term Loan First-Out (13)	Consumer Durables & Apparel	SOFR + 10.00% (1.00% floor) PIK	14.28%	10/18/2027	7,151	6,456	7,151	1.3%
Kent Water Sports Holdings, LLC - Delayed Draw Term Loan Last-Out (12)(13)	Consumer Durables & Apparel	SOFR + 13.50% (1.00% floor) PIK	17.78%	10/18/2027	18,203	12,713	291	0.1%
MerchantWise Solutions, LLC - Delayed Draw Term Loan	Software & Services	SOFR + 3.00% (0.75% floor) + 4.50% PIK	11.50%	6/1/2028	2,396	2,372	1,962	0.3%
MerchantWise Solutions, LLC - Term Loan	Software & Services	SOFR + 3.00% (0.75% floor) + 4.50% PIK	11.50%	6/1/2028	11,409	11,298	9,344	1.7%
Military Retail Solutions, LLC - Delayed Draw Term Loan (4)(11)	Consumer Staples Distribution & Retail	SOFR + 5.25% (1.00% floor)	9.41%	6/28/2029	—	(14)	(2)	—%
Military Retail Solutions, LLC - Revolving Credit Line (4)(11)	Consumer Staples Distribution & Retail	SOFR + 5.25% (1.00% floor)	9.41%	6/28/2029	—	(14)	(1)	—%
Military Retail Solutions, LLC - Term Loan (11)	Consumer Staples Distribution & Retail	SOFR + 5.25% (1.00% floor)	9.41%	6/28/2029	15,247	15,003	15,231	2.7%
Narcote, LLC - Revolving Credit Line (1)(4)	Materials	SOFR + 7.00% (1.00% floor)	11.28%	3/30/2027	—	(7)	—	—%
Narcote, LLC - Term Loan A (1)	Materials	SOFR + 7.00% (1.00% floor)	11.28%	3/30/2027	2,651	2,633	2,651	0.5%
Narcote, LLC - Term Loan B (1)(8)	Materials	SOFR + 7.00% (1.00% floor)	11.28%	3/30/2027	4,418	4,388	4,418	0.8%
Narcote, LLC - Term Loan C (1)	Materials	SOFR + 7.00% (1.00% floor)	11.28%	3/30/2027	466	463	466	0.1%

COMMONWEALTH CREDIT PARTNERS BDC I, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS (CONTINUED)

(amounts in thousands, except per share data)

September 30, 2025

(Unaudited)

Portfolio Company - Investment (3)(7)	Industry	Spread Above Index	Interest Rate (5)(10)	Maturity Date	Principal / Shares(14)	Amortized Cost	Fair Value	Percentage of Net Assets (2)
Debt Investments
First Lien Senior Secured
National Debt Relief, LLC - Delayed Draw Term Loan	Financial Services	SOFR + 6.50% (2.50% floor)	10.78%	2/7/2028	$10,943	$10,880	$10,932	1.9%
National Debt Relief, LLC - Revolving Credit Line	Financial Services	SOFR + 6.50% (2.50% floor)	10.78%	2/7/2028	2,189	2,177	2,186	0.4%
National Debt Relief, LLC - Term Loan	Financial Services	SOFR + 6.50% (2.50% floor)	10.78%	2/7/2028	13,131	13,055	13,118	2.3%
Oak Dental Partners - Revolving Credit Line (4)	Health Care Equipment & Services	SOFR + 6.00% (2.00% floor)	10.28%	3/22/2028	344	334	333	0.1%
Oak Dental Partners - Term Loan	Health Care Equipment & Services	SOFR + 6.00% (2.00% floor)	10.28%	3/22/2028	16,768	16,523	16,550	2.9%
OAO Acquisitions, Inc. - Delayed Draw Term Loan	Capital Goods	SOFR + 5.50% (1.25% floor)	9.65%	12/27/2029	1,309	1,294	1,305	0.2%
OAO Acquisitions, Inc. - Revolving Credit Line (4)	Capital Goods	SOFR + 5.50% (1.25% floor)	9.65%	12/27/2029	—	(7)	(2)	—%
OAO Acquisitions, Inc. - Term Loan	Capital Goods	SOFR + 5.50% (1.25% floor)	9.65%	12/27/2029	6,227	6,159	6,208	1.1%
OmniMax International, LLC - Delayed Draw Term Loan	Capital Goods	SOFR + 5.75% (1.00% floor)	9.92%	12/6/2030	839	823	834	0.1%
OmniMax International, LLC - Term Loan	Capital Goods	SOFR + 5.75% (1.00% floor)	9.92%	12/6/2030	2,716	2,667	2,700	0.5%
OneCare Media, LLC - Revolving Credit Line (4)(12)	Media & Entertainment	SOFR + 4.50% (1.00% floor)	8.76%	9/29/2026	—	(6)	(392)	(0.1)%
OneCare Media, LLC - Term Loan A (12)	Media & Entertainment	SOFR + 4.50% (1.00% floor)	8.76%	9/29/2026	10,144	9,423	3,702	0.7%
OneCare Media, LLC - Term Loan B (12)	Media & Entertainment	SOFR + 4.50% (1.00% floor)	8.76%	9/29/2026	2,252	2,091	822	0.1%
OneCare Media, LLC - Term Loan C (12)	Media & Entertainment	SOFR + 4.50% (1.00% floor)	8.76%	9/29/2026	1,408	1,307	514	0.1%
OneCare Media, LLC - Term Loan D (12)	Media & Entertainment	SOFR + 4.50% (1.00% floor)	8.76%	9/29/2026	856	794	312	0.1%
OpCo Borrower, LLC - Term Loan B	Health Care Equipment & Services	SOFR + 6.25% (1.00% floor)	10.53%	4/26/2029	5,362	5,300	5,362	0.9%
Pansophic Learning US, LLC - Delayed Draw Term Loan	Consumer Services	SOFR + 5.75% (1.00% floor)	9.92%	5/15/2029	1,683	1,653	1,683	0.3%
Pansophic Learning US, LLC - Revolving Credit Line (4)	Consumer Services	SOFR + 5.75% (1.00% floor)	9.91%	5/15/2029	—	(18)	—	—%
Pansophic Learning US, LLC - Term Loan	Consumer Services	SOFR + 5.75% (1.00% floor)	9.91%	5/15/2029	13,456	13,219	13,456	2.4%
PDDS Holdco, Inc. - Revolving Credit Line (4)(11)	Software & Services	SOFR + 6.00% (0.75% floor)	10.00%	9/30/2031	—	(11)	(11)	—%
PDDS Holdco, Inc. - Term Loan B (11)	Software & Services	SOFR + 6.00% (0.75% floor)	10.00%	9/30/2031	7,820	7,742	7,742	1.4%
PJW Ultimate Holdings, LLC - Revolving Credit Line (4)	Consumer Services	SOFR + 5.50% (1.00% floor)	9.66%	11/17/2029	—	(22)	(9)	—%

COMMONWEALTH CREDIT PARTNERS BDC I, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS (CONTINUED)

(amounts in thousands, except per share data)

September 30, 2025

(Unaudited)

Portfolio Company - Investment (3)(7)	Industry	Spread Above Index	Interest Rate (5)(10)	Maturity Date	Principal / Shares(14)	Amortized Cost	Fair Value	Percentage of Net Assets (2)
Debt Investments
First Lien Senior Secured
PJW Ultimate Holdings, LLC - Term Loan B	Consumer Services	SOFR + 5.50% (1.00% floor)	9.66%	11/17/2029	$13,683	$13,587	$13,628	2.4%
Restaurant Holding Company, LLC - Term Loan (9)	Consumer Services	SOFR + 6.25% (1.00% floor)	10.53%	2/25/2028	20,449	20,225	20,449	3.6%
Rushmore Intermediate II, LLC - Delayed Draw Term Loan	Health Care Equipment & Services	SOFR + 7.00% (1.00% floor)	11.15%	11/1/2027	1,259	1,248	1,244	0.2%
Rushmore Intermediate II, LLC - Delayed Draw Term Loan 2nd Amend	Health Care Equipment & Services	SOFR + 7.00% (1.00% floor)	11.15%	11/1/2027	1,166	1,145	1,152	0.2%
Rushmore Intermediate II, LLC - Delayed Draw Term Loan 4th Amend	Health Care Equipment & Services	SOFR + 7.00% (1.00% floor)	11.15%	11/1/2027	488	480	482	0.1%
Rushmore Intermediate II, LLC - Revolving Credit Line (4)	Health Care Equipment & Services	SOFR + 7.00% (1.00% floor)	11.15%	11/1/2027	1,337	1,328	1,321	0.2%
Rushmore Intermediate II, LLC - Term Loan	Health Care Equipment & Services	SOFR + 7.00% (1.00% floor)	11.15%	11/1/2027	12,066	11,965	11,921	2.1%
Rushmore Intermediate II, LLC - Term Loan B	Health Care Equipment & Services	SOFR + 7.00% (1.00% floor)	11.15%	11/1/2027	1,122	1,106	1,109	0.2%
S4T Holdings Corp. - Delayed Draw Term Loan	Commercial & Professional Services	SOFR + 5.00% (1.00% floor)	9.17%	12/28/2026	7,557	7,505	7,520	1.3%
S4T Holdings Corp. - Term Loan	Commercial & Professional Services	SOFR + 5.00% (1.00% floor)	9.17%	12/28/2026	25,298	25,147	25,172	4.5%
Select Rehabilitation, LLC - Term Loan A	Health Care Equipment & Services	SOFR + 5.00% (5.00% floor)	10.00%	12/29/2028	6,500	6,500	6,500	1.2%
Select Rehabilitation, LLC - Term Loan B (12)	Health Care Equipment & Services	Fixed 7.60% PIK	7.60%	12/29/2028	13,491	6,639	6,840	1.2%
Senior Support Holdings (Franchise) Acquisition, Inc. - Delayed Draw Term Loan	Health Care Equipment & Services	SOFR + 5.25% (1.00% floor)	9.55%	3/20/2030	1,834	1,803	1,834	0.3%
Senior Support Holdings (Franchise) Acquisition, Inc. - Term Loan	Health Care Equipment & Services	SOFR + 5.25% (1.00% floor)	9.25%	3/20/2030	4,226	4,159	4,226	0.7%
Spartan CP, LLC - Delayed Draw Term Loan	Consumer Services	SOFR + 5.75% (1.00% floor)	9.91%	6/28/2029	2,486	2,445	2,471	0.4%
Spartan CP, LLC - Revolving Credit Line (4)	Consumer Services	SOFR + 5.75% (1.00% floor)	9.91%	6/28/2029	—	(8)	(3)	—%
Spartan CP, LLC - Term Loan	Consumer Services	SOFR + 5.75% (1.00% floor)	9.91%	6/28/2029	5,448	5,441	5,415	1.0%
Total Fleet Buyer, LLC - Revolving Credit Line (4)	Capital Goods	SOFR + 4.50% (1.00% floor)	8.60%	7/15/2030	—	(19)	—	—%

COMMONWEALTH CREDIT PARTNERS BDC I, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS (CONTINUED)

(amounts in thousands, except per share data)

September 30, 2025

(Unaudited)

Portfolio Company - Investment (3)(7)	Industry	Spread Above Index	Interest Rate (5)(10)	Maturity Date	Principal / Shares(14)	Amortized Cost	Fair Value	Percentage of Net Assets (2)
Debt Investments
First Lien Senior Secured
Total Fleet Buyer, LLC - Term Loan	Capital Goods	SOFR + 4.50% (1.00% floor)	8.60%	7/15/2030	$6,808	$6,708	$6,808	1.2%
Total Fleet Buyer, LLC - Term Loan B	Capital Goods	SOFR + 4.50% (1.00% floor)	8.48%	7/15/2030	1,556	1,530	1,556	0.3%
VardimanBlack Holdings, LLC - Delayed Draw Term Loan (4)	Health Care Equipment & Services	SOFR + 2.00% (0.50% floor) PIK + 5.00% Fixed	11.38%	3/18/2027	2,373	2,331	2,614	0.5%
VardimanBlack Holdings, LLC - Term Loan	Health Care Equipment & Services	SOFR + 2.00% (0.50% floor) PIK + 5.00% Fixed	11.38%	3/18/2027	20,949	19,284	17,388	3.1%
Vecta Holdings, LLC - Revolving Credit Line (4)(12)	Commercial & Professional Services	SOFR + 6.50% (1.00% floor)	10.88%	12/30/2027	750	732	410	0.1%
Vecta Holdings, LLC - Term Loan (12)	Commercial & Professional Services	SOFR + 6.50% (1.00% floor)	10.88%	12/30/2027	8,097	7,689	4,948	0.9%
West Creek Financial SPV- Debt Facility VI, LLC - Delayed Draw Term Loan (1)	Financial Services	SOFR + 6.75% (1.00% floor)	11.03%	8/31/2027	1,733	1,715	1,727	0.3%
West Creek Financial SPV- Debt Facility VI, LLC - Revolving Credit Line (1)	Financial Services	SOFR + 6.75% (1.00% floor)	11.03%	8/31/2027	1,444	1,430	1,440	0.3%
West Creek Financial SPV- Debt Facility VI, LLC - Term Loan (1)	Financial Services	SOFR + 6.75% (1.00% floor)	11.03%	8/31/2027	5,101	5,046	5,086	0.9%
Whitestone Home Furnishings, LLC - Term Loan	Consumer Durables & Apparel	SOFR + 5.25% (1.00% floor)	9.41%	8/20/2026	14,020	13,956	14,020	2.5%
Total First Lien Senior Secured					677,522	654,680	628,888	111.6%
Total Debt Investments					$677,522	$654,680	$628,888	111.6%

Equity Investments (6)(15)
Preferred Equity
Allied OMS Intermediate Company, LLC - Preferred Units	Health Care Equipment & Services	NA	NA	NA	12,041	634	682	0.1%
Atlas US Holdings, LP - Class X Preferred Units	Financial Services	15.00% PIK	15.00%	NA	285,441	342	323	0.1%
Atlas US Holdings, LP - Class B-2 Units	Financial Services	NA	NA	NA	857,787	873	—	—%
EEP-EPS Fund I-A, LP - Series A-1 Preferred Units	Media & Entertainment	NA	NA	NA	887,237	887	630	0.1%
Sea-K Investors, LLC - Preferred Equity (11)(12)(13)	Consumer Durables & Apparel	15.00% PIK	15.00%	NA	3,495	—	—	—%
VardimanBlack Holdings, LLC - Preferred Equity (11)(12)	Health Care Equipment & Services	6.00% PIK	6.00%	NA	9,268,770	2,908	—	—%
Total Preferred Equity						5,644	1,635	0.2%

COMMONWEALTH CREDIT PARTNERS BDC I, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS (CONTINUED)

(amounts in thousands, except per share data)

September 30, 2025

(Unaudited)

Portfolio Company - Investment (3)(7)	Industry	Spread Above Index	Interest Rate (5)(10)	Maturity Date	Principal / Shares(14)	Amortized Cost	Fair Value	Percentage of Net Assets (2)
Equity Investments (6)(15)
Common Equity
190 Octane Holdings, LLC - Series A-1 Units (11)	Consumer Services	NA	NA	NA	223,551	$377	$—	—%
Cardiology Partners Co., L.P. - Class O2 Units	Health Care Equipment & Services	NA	NA	NA	142,509	142	124	—%
CTM Acquisition, LLC - Class A Units	Media & Entertainment	NA	NA	NA	664,865	665	—	—%
Firebirds Intermediate Holdings I, LLC - Class A Units	Consumer Services	NA	NA	NA	590,012	590	578	0.1%
Firebirds Intermediate Holdings I, LLC - Class B Units	Consumer Services	NA	NA	NA	590,012	—	24	—%
Kemper Sports Management Holdings, LLC Equity (11)	Consumer Services	NA	NA	NA	420,992	421	1,200	0.2%
Oak Dental Partners Holding Company, LLC - Class C Units (11)	Health Care Equipment & Services	NA	NA	NA	53	344	452	0.1%
Rushmore Lender Co-Invest Blocker, LLC - Common Stock	Health Care Equipment & Services	NA	NA	NA	676,823	719	846	0.1%
SDB Partners Holdco, LLC - Class A (11)	Health Care Equipment & Services	NA	NA	NA	19,103,095	—	—	—%
Sea-K Investors, LLC - Common Stock (11)(13)	Consumer Durables & Apparel	NA	NA	NA	97	—	—	—%
Senior Support Holdings, LP - Class A-1 (11)	Health Care Equipment & Services	NA	NA	NA	449	449	516	0.1%
Senior Support Holdings, LP - Class B (11)	Health Care Equipment & Services	NA	NA	NA	449	—	162	—%
TVG OCM III (FT) Blocker, LLC - Class B Units	Media & Entertainment	NA	NA	NA	2,610	743	—	—%
Vistria ESS Holdings, LLC - Equity Units	Commercial & Professional Services	NA	NA	NA	326	157	783	0.1%
Total Common Equity						4,607	4,685	0.7%
Total Equity Investments						10,251	6,320	0.9%
Total Investments						$664,931	$635,208	112.5%

Cash Equivalents
First American Government Obligations Fund - X Class, 4.15% dividend yield	Cash Equivalents	NA	NA	NA	4,340	$4,340	$4,340	0.8%
Total Cash Equivalents						4,340	4,340	0.8%
Total Investments and Cash Equivalents						$669,271	$639,548	113.3%
Liabilities in Excess of Other Assets							$(74,629)	(13.3)%
Net Assets							$564,919	100.0%

COMMONWEALTH CREDIT PARTNERS BDC I, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS (CONTINUED)

(amounts in thousands, except per share data)

September 30, 2025

(Unaudited)

(1)
The Company deemed this asset to be a “non-qualifying asset” under Section 55(a) of the Investment Company Act of 1940, as amended (the “1940 Act”). Qualifying assets must represent at least 70.0% of the Company's total assets at the time of acquisition of any additional non-qualifying assets. As of September 30, 2025, 3.13% of the Company's total assets are represented by investments at fair value that are considered non-qualifying assets.
(2)
Percentages are based on net assets as of September 30, 2025.
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
(5)
The majority of the investments bear interest at a rate that may be determined by reference to Secured Overnight Financing Rate (“SOFR”) and which reset monthly, quarterly, semiannually, or annually. For each, the Company has provided the spread over the reference rate and the current interest rate in effect at the reporting date. As of September 30, 2025, the reference rates for the Company's variable rate loans were the 1 month SOFR at 4.13%, the 3 month SOFR at 3.98%, and the 6 month SOFR at 3.85%. Certain investments are subject to an interest rate floor. For fixed rate loans, a spread above a reference rate is not applicable.
(6)
Equity and member interests are non-income-producing unless otherwise noted.
(7)
All investments domiciled in the United States unless otherwise noted.
(8)
Domiciled in Canada.
(9)
Domiciled in Puerto Rico.
(10)
Positions that have a SOFR reference rate, from time to time have an additional spread adjustment. This spread adjustment ranges from 0.06% - 0.21% depending on the contractual arrangement. These spread adjustments have been included in the all-in rate shown.
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
(15)
Security acquired in transaction exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), and may be deemed to be “restricted security” under the Securities Act. As of September 30, 2025, the aggregate fair value of these securities is $6,320, or 1.12% of the Company’s net assets. The initial acquisition dates of the restricted securities are as follows:

COMMONWEALTH CREDIT PARTNERS BDC I, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS (CONTINUED)

(amounts in thousands, except per share data)

September 30, 2025

(Unaudited)

Portfolio Company — Investment(15)	Initial Acquisition Date
190 Octane Holdings, LLC - Series A-1 Units	July 1, 2022
Allied OMS Intermediate Company, LLC - Preferred Units	June 11, 2025
Atlas US Holdings, LP - Class B-2 Units	May 4, 2022
Atlas US Holdings, LP - Class X Preferred Units	May 17, 2023
Cardiology Partners Co., L.P. - Class O2 Units	January 31, 2023
CTM Acquisition, LLC - Class A Units	February 28, 2023
EEP-EPS Fund I-A, LP - Series A-1 Preferred Units	February 24, 2023
Firebirds Intermediate Holdings I, LLC - Class A Units	March 22, 2023
Firebirds Intermediate Holdings I, LLC - Class B Units	March 22, 2023
Kemper Sports Management Holdings, LLC Equity	January 12, 2023
Oak Dental Partners Holding Company, LLC - Class C Units	March 23, 2023
Rushmore Lender Co-Invest Blocker, LLC - Common Stock	November 1, 2021
SDB Partners Holdco, LLC - Class A	March 29, 2024
Sea-K Investors, LLC - Common Stock	November 6, 2023
Sea-K Investors, LLC - Preferred Equity	November 6, 2023
Senior Support Holdings, LP - Class A-1	March 20, 2024
Senior Support Holdings, LP - Class B	March 20, 2024
TVG OCM III (FT) Blocker, LLC - Class B Units	September 29, 2021
VardimanBlack Holdings, LLC - Preferred Equity	March 29, 2024
Vistria ESS Holdings, LLC - Equity Units	December 27, 2021

The following table shows the portfolio composition by industry grouping based on fair value at September 30, 2025:

Industry	Investments and Cash Equivalents at Fair Value	Percentage of Total Portfolio
Health Care Equipment & Services	$131,860	20.6%
Consumer Services	113,464	17.7%
Financial Services	79,754	12.5%
Media & Entertainment	63,904	10.0%
Software & Services	60,672	9.5%
Capital Goods	54,456	8.5%
Commercial & Professional Services	38,833	6.1%
Insurance	25,134	3.9%
Consumer Durables & Apparel	21,462	3.4%
Technology Hardware & Equipment	16,335	2.5%
Consumer Staples Distribution & Retail	15,228	2.4%
Materials	7,535	1.2%
Cash Equivalents	4,340	0.7%
Transportation	4,430	0.7%
Telecommunication Services	2,141	0.3%
	$639,548	100.0%

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

September 30, 2025

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

On August 6, 2025, Group Holdings LP (together with its affiliates, "Comvest"), the indirect parent company of the Investment Adviser, and an affiliate of Manulife Financial Corporation (with its affiliates, “Manulife”), entered into a definitive agreement through Manulife's Global Wealth and Asset Management segment, to acquire 75% of Comvest’s private credit business (the “Manulife Transaction”). On November 3, 2025, the Manulife Transaction closed. The closing of the Manulife Transaction resulted in the automatic termination of the Company’s current investment advisory agreement with the Investment Adviser (the “Current Investment Advisory Agreement”) under the 1940 Act. Prior thereto, on August 27, 2025 the Board of Directors of the Company (“Board”) approved a new investment advisory agreement between the Company and the Investment Adviser (the “New Investment Advisory Agreement”), subject to stockholder approval. At a special meeting of the stockholders on September 24, 2025, stockholders approved the New Investment Advisory Agreement, which became effective upon the closing of the Manulife Transaction. The New Investment Advisory Agreement is substantively identical in all respects to the Current Investment Advisory Agreement.

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

Investment Classification

The Company classifies its investments in accordance with the requirements of the 1940 Act. Under the 1940 Act, “Control” is defined as the power to exercise a controlling influence over the management or policies of a company, unless such power is solely the result of an official position with such company. In addition, in accordance with Section 2(a)(9) of the 1940 Act, any person who owns beneficially, either directly or through one or more controlled companies, more than 25% of the voting securities of a company shall be presumed to control such company. Any person who does not so own more than 25% of the voting securities of any company and/or does not have the power to exercise control over the management or policies of such portfolio company shall be presumed not to control such company. Consistent with the 1940 Act, “affiliated investments” are defined as those investments in companies in which the

Company owns 5% or more of the voting securities. Consistent with the 1940 Act, “non-affiliated investments” are defined as investments that are neither control investments nor affiliated investments. As of September 30, 2025 and as of December 31, 2024, the Company did not “control” and was not an “affiliated person” of any of its portfolio companies, each as defined in the 1940 Act, except as noted as of September 30, 2025 and December 31, 2024 in the consolidated schedules of investments.

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

The Company considers all highly liquid investments with a maturity of three months or less, when acquired, to be cash equivalents. As of September 30, 2025 and December 31, 2024, the Company held cash and cash equivalents in the form of money market fund shares held in First American Government Obligations Fund and other cash and cash equivalents with a fair value of $4.34 million and $4.86 million, respectively, representing 0.77% and 0.89%, respectively, of the Company’s net assets. Cash equivalents in the form of money market fund shares are valued at their reported net asset value (generally $1 per share) on the measurement date, and are categorized within Level 1 of the fair value hierarchy under ASC 820, as inputs in the valuation are observable.

Organizational Expenses and Offering Costs

The Company bore the organizational expenses and offering costs incurred in connection with the formation of the Company and the offering of its Shares, including the out-of-pocket expenses of the Investment Adviser and its agents and affiliates. In addition, the Company will reimburse the Investment Adviser for the organizational expenses and offering costs it incurs on the Company’s behalf. For the period from the Inception Date through September 30, 2025, the Company had incurred $0.48 million of organizational costs. If actual organizational expenses and offering costs incurred exceed $0.75 million, the Investment Adviser or its affiliate bear the excess costs.

Organizational expenses consist of costs incurred to establish the Company and enable it legally to do business. Organization costs are expensed as incurred. Offering costs consist of costs incurred in connection with the offering of Shares of the Company. Offering costs are capitalized as a deferred charge and amortized to expense on a straight-line basis over 12 months from the Inception Date. There were no organizational or offering costs for the three and nine months ended September 30, 2025 and September 30, 2024. As of September 30, 2025 and December 31, 2024, no offering costs were deferred.

Deferred Financing Costs

Financing costs incurred in connection with the Company’s credit facilities are capitalized and amortized into expense using the straight-line method, which approximates the effective yield method over the life of the respective facility. See Note 6 – Borrowings.

Revenue Recognition

Interest Income

Interest income, adjusted for amortization of premium and accretion of discount, is recorded on an accrual basis. Discount and premium on investments purchased are accreted/amortized over the expected life of the respective investment using the effective yield method. Loan origination fees, original issue discount (“OID”) and market discounts or premiums are capitalized/deferred and amortized/accreted into interest income using the effective interest method. Upon prepayment of a loan or debt security, any prepayment premiums, unamortized upfront loan origination fees and unamortized discounts are recorded as interest income. The Company may have loans in its portfolio that contain a PIK interest provision. PIK interest is accrued and recorded as income at the contractual rates, if deemed collectible. The PIK interest is added to the principal balance on the capitalization date and is generally due at maturity or when deemed by the issuer.

For the three months ended September 30, 2025 and September 30, 2024, the Company recognized PIK interest from investments of $1.05 million and $0.66 million, respectively, which is included in “Paid in Kind Interest Income” on the Consolidated Statements of Operations. For the nine months ended September 30, 2025 and September 30, 2024, the Company recognized PIK interest from investments of $2.90 million and $0.73 million, respectively, which is included in “Paid in Kind Interest Income” on the Consolidated Statements of Operations.

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

The Company is a public business entity, and the guidance is effective for annual periods beginning after December 15, 2024 (i.e., fiscal year 2025). Early adoption is permitted. The Company is currently evaluating the impact of the new disclosure requirements on its consolidated financial statements and related disclosures. ASU 2023-09 does not change the recognition and measurement of income taxes. The Company does not expect a material impact on its income tax expense or net income, and related disclosures, as a result of adopting ASU 2023-09.

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

The following table presents fair value measurements of investments and cash equivalents, by major class, as of September 30, 2025, according to the fair value hierarchy:

	Fair Value Measurements
	Level 1	Level 2	Level 3	Totals
First Lien Senior Secured	$—	$—	$628,888	$628,888
Equity	—	—	6,320	6,320
Cash Equivalents	4,340	—	—	4,340
Total	$4,340	$—	$635,208	$639,548

The following table presents fair value measurements of investments and cash equivalents, by major class, as of December 31, 2024, according to the fair value hierarchy:

	Fair Value Measurements
	Level 1	Level 2	Level 3	Totals
First Lien Senior Secured	$—	$—	$635,952	$635,952
Equity	—	—	8,259	8,259
Cash Equivalents	4,857	—	—	4,857
Total	$4,857	$—	$644,211	$649,068

The following table provides a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the nine months ended September 30, 2025:

	First Lien Senior Secured	Equity	Total
Balance as of December 31, 2024	$635,952	$8,259	$644,211
Purchases and other adjustments to cost	86,776	809	87,585
Sales and repayments	(83,162)	(629)	(83,791)
Net realized gain/(loss) on investments	(4,478)	270	(4,208)
Net change in unrealized gain/(loss) on investments	(8,476)	(2,389)	(10,865)
Net accretion of discount on investments	2,276	—	2,276
Balance as of September 30, 2025	$628,888	$6,320	$635,208
Net change in unrealized gain/loss for the period relating to those Level 3 assets that were still held by the Company at the end of the period:	$(11,664)	$(2,389)	$(14,053)

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
(a)
During the nine months ended September 30, 2024, as a result of an investment restructuring, $9.27 million of senior secured debt was exchanged for equity with a fair market value of $2.91 million.

Purchases represent the acquisition of new investments at cost and PIK capitalization. Sales and repayments represent principal payments received during the period. For the three and nine months ended September 30, 2025 and September 30, 2024, there were no transfers between levels of the fair value hierarchy.

Significant Unobservable Inputs

The following table summarizes the significant unobservable inputs used to value Level 3 investments as of September 30, 2025. The table is not intended to be all-inclusive, but instead identifies the significant unobservable inputs relevant to the determination of fair values.

				Selected Input Range
Asset Category	Fair Value	Primary Valuation Technique	Unobservable Inputs	Minimum		Maximum		Weighted Average (a)
First Lien Senior Secured	$570,057	Discounted Cash Flow	Discount Rate	7.7%		22.5%		10.3%
Equity	452	Discounted Cash Flow	Discount Rate	26.7%		26.7%		26.7%
First Lien Senior Secured	43,658	Market Comparables	EBITDA Multiple	5.8	x	11.0	x	9.0	x
Equity	4,668	Market Comparables	EBITDA Multiple	6.5	x	23.0	x	13.6	x
First Lien Senior Secured	7,442	Market Comparables	Revenue Multiple	0.5	x	0.5	x	0.5	x
Equity	1,200	Market Comparables	Revenue Multiple	0.5	x	14.0	x	14.0	x
First Lien Senior Secured	7,731	Recent Transactions	Recent Transactions	NA		NA		NA
Total	$635,208

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

There were no significant changes in valuation approach or technique as of September 30, 2025 and December 31, 2024.

Level 3 inputs to the valuation methodology are unobservable and significant to overall fair value measurement. The inputs into the determination of fair value require significant management judgment or estimation. Financial instruments that are included in this category include investments in privately held entities where the fair value is based on unobservable inputs.

The income and market approaches were used in the determination of fair value of certain Level 3 assets as of September 30, 2025 and December 31, 2024. The significant unobservable inputs used in the income approach are the discount rate or market yield used to discount the estimated future cash flows expected to be received from the underlying investment, which include both future principal and interest payments and any other end of term fees, as applicable. Included in the consideration and selection of discount rates are factors such as risk of default, interest rate risk, and changes in credit quality. The significant unobservable inputs used in the market approach are based on market comparable transactions and market multiples of publicly traded comparable companies. Increases or decreases in the valuation multiples in isolation may result in higher or lower fair value measurement, respectively, and increases or decreases in the discount rate in isolation may result in lower or higher fair value measurement, respectively.

As of September 30, 2025 and December 31, 2024, the Company had six and four portfolio companies on a non-accrual status, respectively. Refer to Note 2 – Summary of Significant Accounting Policies for additional details regarding the Company’s non-accrual policy. The following table shows the amortized cost and fair value of the Company's performing and non-accrual investments as of September 30, 2025 and December 31, 2024:

	September 30, 2025		December 31, 2024
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Performing	$607,032	$605,501	$614,567	$614,653
Non-accrual	57,899	29,707	48,502	29,558
Total	$664,931	$635,208	$663,069	$644,211

For discussion of the fair value measurement of the Company’s borrowings, refer to Note 6 – Borrowings.

Note 4—Related Party Transactions

Investment Advisory Agreement

On June 29, 2023, the Company entered into an amended and restated investment advisory and management agreement (the “Current Investment Advisory Agreement”) with the Investment Adviser, following approval by the Company’s stockholders by unanimous written consent. The terms of the Investment Advisory Agreement became effective on July 1, 2023, and did not impact Management Fees (as defined below) paid in prior periods. The closing of the Manulife Transaction resulted in the automatic termination of the Current Investment Advisory Agreement with the Investment Adviser under the 1940 Act. Accordingly, the Board approved the New Investment Advisory Agreement between the Company and the Investment Adviser, which replaced the Current Investment Advisory Agreement and became effective at the closing of the Manulife Transaction. During a special meeting of stockholders held on September 24, 2025, the stockholders of the Company approved the New Investment Advisory Agreement. The Company’s investment strategy and team, including the Company’s executive officers, remained materially unchanged following the Manulife Transaction, and the Manulife Transaction is not expected to have a material impact on the Company’s operations. All material terms remain unchanged from the Current Investment Advisory Agreement to the New Investment Advisory Agreement (referred to hereafter as the “Investment Advisory Agreement”), including the management and incentive fees payable by the Company.

The Company pays the Investment Adviser a fee for its services under the Investment Advisory Agreement consisting of an annual base management fee (“Management Fee”) and an incentive management fee (the “Incentive Fee”), each payable quarterly.

Management Fee

During the Investment Period (as defined in the Investment Advisory Agreement), the Management Fee will be calculated at an annual rate of 1.00% with respect to the Company’s Adjusted Average Assets Invested (defined below) in respect of the relevant quarterly period, in the manner set forth in the table below. During the Investment Period, “Adjusted Average Assets Invested” shall mean (a) the average of the sum of the Company’s (i) Drawn Capital Commitments and (ii) the aggregate dollar amount of distributions issued to stockholders in-kind pursuant to the Company’s dividend reinvestment plan (“DRIP”) as of the latest declaration date of any such distribution, excluding any amounts of such distribution received in cash by stockholders that have opted out of the DRIP, and (iii) outstanding principal on borrowings, in the case of clause (i) and clause (iii), as of the last business day of each month included in the relevant quarterly period less (b) the sum of the Company’s (iv) cumulative net unrealized losses, if any, and (v) cumulative net realized losses, if any, in the case of clause (iv) and clause (v), as of the last business day of the relevant quarter. The Investment Period is subject to automatic extensions for additional one-year periods, unless the majority of shareholders elect to forego any such extension. The Investment Period has been automatically extended until October 2026. For the avoidance of doubt, the quarterly Management Fees payable to the Investment Adviser are specifically set forth below.

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

The table set forth below shows the following quarterly fee percentages shall be payable with respect to the Company’s Target Adjusted Average Assets through the end of the Investment Period:

Quarter Ending	Quarter	Target Adjusted Average Assets Invested ($ in millions) [1]	Quarterly Management Fee Percentage	Quarterly Dollar Amount ($ in millions) [2]
September 30, 2021	1	$80	1%	$0.20
December 31, 2021	2	$160	1%	$0.40
March 31, 2022	3	$240	1%	$0.60
June 30, 2022	4	$320	1%	$0.80
September 30, 2022	5	$400	1%	$1.00
December 31, 2022	6	$480	1%	$1.20
March 31, 2023	7	$560	1%	$1.40
June 30, 2023	8	$640	1%	$1.60
September 30, 2023	9	$650	1%	$1.63
December 31, 2023	10	$650	1%	$1.63
March 31, 2024	11	$726	1%	$1.82
June 30, 2024	12	$740	1%	$1.85
September 30, 2024	13	$751	1%	$1.88
December 31, 2024	14	$754	1%	$1.88
March 31, 2025	15	$756	1%	$1.89
June 30, 2025	16	$758	1%	$1.90
September 30, 2025	17 and beyond [3]	$760	1%	$1.90

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
(3)
Effective after the quarter ended September 30, 2025, Target Adjusted Average Assets Invested increases each quarter to include reinvested dividends from the DRIP.

For the three and nine months ended September 30, 2025, the Company incurred $1.68 million and $4.86 million, respectively, in Management Fees under the Investment Advisory Agreement. For the three and nine months ended September 30, 2024, the Company incurred $1.62 million and $4.74 million, respectively, in Management Fees under the Investment Advisory Agreement.

There were no management fee waivers for the three and nine months ended September 30, 2025 and September 30, 2024.

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

For the three and nine months ended September 30, 2025, the Company incurred $0.42 million and $1.21 million, respectively, in incentive fees under the Investment Advisory Agreement. For the three and nine months ended September 30, 2024, the Company incurred $0.40 million and $1.19 million, respectively, in incentive fees under the Investment Advisory Agreement.

There were no incentive fee waivers for the three and nine months ended September 30, 2025 and September 30, 2024.

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

The Administrator has hired a third-party sub-administrator (the "Sub-Administrator") to assist with the provision of administration services. For the three months ended September 30, 2025 and September 30, 2024, the Company incurred $0.17 million and $0.09 million, respectively, in administrative service fees under the Administration Agreement, payable to the Sub-Administrator. For the nine months ended September 30, 2025 and September 30, 2024, the Company incurred $0.34 million and $0.30 million, respectively, in administrative service fees under the Administration Agreement, payable to the Sub-Administrator. Administration service fees are included in other general and administrative expenses on the Statements of Operations.

Management Consulting Services

Operating Advisory Group, LLC (“OAG”), is a consulting firm that exclusively provides management consulting services, substantially all of which are provided to portfolio companies of Comvest Partners’ affiliated funds investing in a control equity strategy. An affiliate of the Investment Adviser also engages OAG to provide assistance with certain discrete diligence and other matters in connection with the Company’s investing activities. For the three months ended September 30, 2025 and September 30, 2024, OAG charged $0.00 thousand and $3.00 thousand, respectively, for due diligence services which were paid by portfolio companies of the Company. For the nine months ended September 30, 2025 and September 30, 2024, OAG charged $1.08 thousand and $11.00 thousand, respectively, for due diligence services which were paid by portfolio companies of the Company. In addition, for the three months ended September 30,

2025 and September 30, 2024, OAG charged the Company $0.00 thousand and $0.00 thousand, respectively, for diligence expenses which were paid by the Company. For the nine months ended September 30, 2025 and September 30, 2024, OAG charged the Company $0.00 thousand and $0.40 thousand, respectively, for diligence expenses which were paid by the Company. While neither the Company nor any of its affiliates or personnel own or share in any portion of the economics received by OAG, an affiliate of the Investment Adviser has been granted an option to acquire the shares of OAG’s parent company at a nominal value.

Co-Investment Relief

The 1940 Act generally prohibits BDCs from entering into negotiated co-investments with affiliates absent an order from the SEC. On December 12, 2023, the SEC granted certain affiliates of Manulife Corporation an exemptive relief (the “Order”) that allows the Fund to enter into certain negotiated co-investment transactions alongside other funds managed by the Investment Adviser or its affiliates (“Affiliated Funds”) in a manner consistent with its investment objective, positions, policies, strategies, and restrictions as well as regulatory requirements and other pertinent factors, subject to compliance with the conditions of the Order. Pursuant to the Order, the Company is permitted to co-invest with its affiliates if, among other things, a “required majority” (as defined in Section 57(o) of the 1940 Act) of the Company’s Independent Directors make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the transactions, including the consideration to be paid, are reasonable and fair to the Company and the Company’s stockholders and do not involve overreaching in respect of the Company or the Company’s stockholders on the part of any person concerned, and (2) the transaction is consistent with the interests of the Company’s stockholders and is consistent with the Company’s investment objective and strategies.

Note 5—Transactions with Non-controlled Affiliated Investments

A non-controlled affiliated investment is an investment in which the Company has an ownership interest of 5% or more of its voting securities. A controlled affiliate investment is an investment which the Company has an ownership interest of more than 25% of its voting securities. Please see the Company's consolidated schedule of investments for the type of investment, principal amount/shares, interest rate including the spread, and the maturity date. Transactions related to the Company's investments with affiliates for the nine months ended September 30, 2025 were as follows:

Portfolio Company	Type of Asset	Amount of interest included in income	Beginning Fair Value at December 31, 2024	Gross additions(1)	Gross reductions(2)	Realized Gain/(Loss)	Change in Unrealized Gain (Loss)	Fair Value at September 30, 2025
Non-controlled, affiliated investments:
Kent Water Sports Holdings, LLC - Delayed Draw Loan Last-Out	First Lien Senior Secured	$—	$3,330	$—	$—	$—	$(3,039)	$291
Kent Water Sports Holdings, LLC - Delayed Draw Loan First-Out	First Lien Senior Secured	701	6,256	896	(63)	—	62	7,151
Sea-K Investors, LLC	Preferred Equity	—	—	—	—	—	—	—
Sea-K Investors, LLC	Common Equity	—	—	—	—	—	—	—
Total Non-controlled, affiliated Investments		$701	$9,586	$896	$(63)	$—	$(2,977)	$7,442

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

The Goldman Credit Facility is uncommitted and matures on the earlier of (i) the date on which either the Company or lender provide written notice of termination to the other party and (ii) the date that is 30 days prior to the last date on which the Company may issue capital drawdowns to its investors. Under the Goldman Credit Facility, the Company is permitted to borrow up to the lesser of $130.00 million and the Borrowing Base. The “Borrowing Base” is based upon the unfunded capital commitments of certain subscribed investors in the Company that have been approved by Goldman Sachs and meet certain criteria. The advance rate for such investors is currently 90%. The Borrowing Base was $130.00 million at September 30, 2025. The Goldman Credit Facility contains certain customary affirmative and negative covenants and events of default. The Goldman Credit Facility bears interest at a rate Term SOFR + 2.82% per annum.

The weighted average annualized interest cost (excluding amortization of deferred financing costs and other fees) for all borrowings for the three months ended September 30, 2025 and September 30, 2024 was 7.14% and 8.11%, respectively. The weighted average annualized interest cost (excluding amortization of deferred financing costs and other fees) for all borrowings for the nine months ended September 30, 2025 and September 30, 2024 was 7.14% and 8.13%, respectively. The average daily debt outstanding for the three months ended September 30, 2025 and September 30, 2024 was $85.90 million and $94.80 million, respectively. The average daily debt outstanding for the nine months ended September 30, 2025 and September 30, 2024 was $93.73 million and $91.70 million, respectively. The maximum debt outstanding for the three months ended September 30, 2025 and September 30, 2024 was $111.40 million and $105.50 million, respectively. The maximum debt outstanding for the nine months ended September 30, 2025 and September 30, 2024 was $111.40 million and $109.80 million, respectively.

The following table represents borrowings as of September 30, 2025:

	Total Aggregate Borrowing Capacity	Total Principal Outstanding	Less Deferred Financing Costs	Amount per Statements of Assets and Liabilities
Goldman Credit Facility	$130,000	$97,900	$—	$97,900
Total	$130,000	$97,900	$—	$97,900

The following table represents borrowings as of December 31, 2024:

	Total Aggregate Borrowing Capacity	Total Principal Outstanding	Less Deferred Financing Costs	Amount per Statements of Assets and Liabilities
Goldman Credit Facility	$130,000	$111,100	$18	$111,082
Total	$130,000	$111,100	$18	$111,082

The following table represents interest and debt fees for the three months ended September 30, 2025:

	Interest Rate(2)	Interest Expense	Deferred Financing Costs (1)	Other Fees (1)
Goldman Credit Facility	SOFR + 2.82%	$1,567	$2	$33
Total		$1,567	$2	$33

The following table represents interest and debt fees for the nine months ended September 30, 2025:

	Interest Rate(2)	Interest Expense	Deferred Financing Costs (1)	Other Fees (1)
Goldman Credit Facility	SOFR + 2.82%	$5,074	$18	$98
Total		$5,074	$18	$98
(1)
Amortization of deferred financing costs and other fees are included in “interest expense” on the Consolidated Statements of Operations.
(2)
As of September 30, 2025, the 1-month SOFR rate was 4.13%.

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
(2)
As of September 30, 2024, the 1-month SOFR rate was 4.85%.

At September 30, 2025 and December 31, 2024, the carrying amount of the Company’s secured borrowings on the Goldman Sachs Credit Facility approximated their fair value in accordance with ASC 820. As of September 30, 2025 and December 31, 2024, the Company’s borrowings are deemed to be a Level 3 measurement, as defined in Note 3 – Fair Value of Financial Instruments.

Note 7—Commitments and Contingencies

Commitments

In the ordinary course of business, the Company may enter into future funding commitments. As of September 30, 2025 and December 31, 2024, the Company had unfunded commitments on delayed draw term loans and revolving credit lines of $39.90 million and $48.71 million, respectively. The Company maintains sufficient cash on hand, unfunded Capital Commitments, and available borrowings from the Goldman Credit Facility to fund such unfunded commitments.

As of September 30, 2025, the Company’s unfunded commitments consisted of the following:

Portfolio Company Name	Investment Type	Commitment Type	Unfunded Commitments
190 Octane Financing, LLC	First Lien Senior Secured	Revolving Credit Line	468
ACT Acquisition Intermediate Holdco, LLC	First Lien Senior Secured	Revolving Credit Line	666
Allbridge, LLC	First Lien Senior Secured	Delayed Draw Term Loan	201
Allbridge, LLC	First Lien Senior Secured	Revolving Credit Line	201
Allied OMS Intermediate Company, LLC	First Lien Senior Secured	Delayed Draw Term Loan	3,321
Allied OMS Intermediate Company, LLC	First Lien Senior Secured	Revolving Credit Line	1,107
Aspire General Holding Company LLC	First Lien Senior Secured	Delayed Draw Term Loan	2,947
Aspire General Holding Company LLC	First Lien Senior Secured	Revolving Credit Line	775
Atlas US Buyer, LLC	First Lien Senior Secured	Revolving Credit Line	766
Batteries Plus Holding Corporation	First Lien Senior Secured	Revolving Credit Line	1,992
Billhighway, LLC	First Lien Senior Secured	Delayed Draw Term Loan	367
Billhighway, LLC	First Lien Senior Secured	Revolving Credit Line	295
CAS Acquisition, LLC	First Lien Senior Secured	Revolving Credit Line	1,167
CheckedUp, Inc	First Lien Senior Secured	Revolving Credit Line	1,131
CTM Group, Inc.	First Lien Senior Secured	Revolving Credit Line	185
Discovery SL Management, LLC	First Lien Senior Secured	Delayed Draw Term Loan	820
Discovery SL Management, LLC	First Lien Senior Secured	Revolving Credit Line	363
Engineered Films Acquisition Inc.	First Lien Senior Secured	Revolving Credit Line	2,488
EPS Operations, LLC	First Lien Senior Secured	Revolving Credit Line	222
Fiesta Holdings, LLC	First Lien Senior Secured	Revolving Credit Line	749
Hasa Acquisition, LLC	First Lien Senior Secured	Delayed Draw Term Loan	1,491
Hasa Acquisition, LLC	First Lien Senior Secured	Revolving Credit Line	1,553
Hornblower Sub LLC	First Lien Senior Secured	Revolving Credit Line	89
Juvare, LLC	First Lien Senior Secured	Delayed Draw Term Loan	905
Juvare, LLC	First Lien Senior Secured	Revolving Credit Line	1,547
Kemper Sports Management, LLC	First Lien Senior Secured	Revolving Credit Line	1,676
Military Retail Solutions, LLC	First Lien Senior Secured	Delayed Draw Term Loan	1,835
Military Retail Solutions, LLC	First Lien Senior Secured	Revolving Credit Line	918
Narcote, LLC	First Lien Senior Secured	Revolving Credit Line	1,360
Oak Dental Partners	First Lien Senior Secured	Revolving Credit Line	516
OAO Acquisitions, Inc.	First Lien Senior Secured	Revolving Credit Line	659
OneCare Media, LLC	First Lien Senior Secured	Revolving Credit Line	617
Pansophic Learning US, LLC	First Lien Senior Secured	Revolving Credit Line	1,133
PDDS Holdco, Inc.	First Lien Senior Secured	Revolving Credit Line	1,117
PJW Ultimate Holdings, LLC	First Lien Senior Secured	Revolving Credit Line	2,139
Rushmore Intermediate II, LLC	First Lien Senior Secured	Revolving Credit Line	7
Spartan CP, LLC	First Lien Senior Secured	Revolving Credit Line	502
Total Fleet Buyer, LLC	First Lien Senior Secured	Revolving Credit Line	1,390
VardimanBlack Holdings, LLC	First Lien Senior Secured	Delayed Draw Term Loan	87
Vecta Holdings, LLC	First Lien Senior Secured	Revolving Credit Line	124
Total			$39,896

As of December 31, 2024, the Company’s unfunded commitments consisted of the following:

Portfolio Company Name	Investment Type	Commitment Type	Unfunded Commitments
190 Octane Financing, LLC	First Lien Senior Secured	Revolving Credit Line	$468
ACT Acquisition Intermediate Holdco, LLC	First Lien Senior Secured	Revolving Credit Line	697
Allbridge, LLC	First Lien Senior Secured	Delayed Draw Term Loan	201
Allbridge, LLC	First Lien Senior Secured	Revolving Credit Line	201
Atlas US Buyer, LLC	First Lien Senior Secured	Revolving Credit Line	766
Batteries Plus Holding Corporation	First Lien Senior Secured	Revolving Credit Line	2,158
Billhighway, LLC	First Lien Senior Secured	Delayed Draw Term Loan	367
Billhighway, LLC	First Lien Senior Secured	Revolving Credit Line	295
Cardiology Management Holdings, LLC	First Lien Senior Secured	Delayed Draw Term Loan	4,732
CAS Acquisition, LLC	First Lien Senior Secured	Revolving Credit Line	1,167
CheckedUp, Inc	First Lien Senior Secured	Revolving Credit Line	1,131
CTM Group, Inc.	First Lien Senior Secured	Revolving Credit Line	295
Discovery SL Management, LLC	First Lien Senior Secured	Delayed Draw Term Loan	1,814
Discovery SL Management, LLC	First Lien Senior Secured	Revolving Credit Line	363
Drive Assurance Corporation	First Lien Senior Secured	Delayed Draw Term Loan	377
Engineered Films Acquisition Inc.	First Lien Senior Secured	Revolving Credit Line	2,111
EPS Operations, LLC	First Lien Senior Secured	Revolving Credit Line	1,774
Fiesta Holdings, LLC	First Lien Senior Secured	Revolving Credit Line	749
Firebirds Buyer, LLC	First Lien Senior Secured	Delayed Draw Term Loan	691
Firebirds Buyer, LLC	First Lien Senior Secured	Revolving Credit Line	864
Hasa Acquisition, LLC	First Lien Senior Secured	Delayed Draw Term Loan	1,616
Hasa Acquisition, LLC	First Lien Senior Secured	Revolving Credit Line	1,553
Hornblower Sub LLC	First Lien Senior Secured	Revolving Credit Line	313
Kemper Sports Management, LLC	First Lien Senior Secured	Revolving Credit Line	1,676
Military Retail Solutions, LLC	First Lien Senior Secured	Revolving Credit Line	918
Military Retail Solutions, LLC	First Lien Senior Secured	Delayed Draw Term Loan	1,835
Mollie Funding II, LLC	First Lien Senior Secured	Delayed Draw Term Loan	576
Mollie Funding II, LLC	First Lien Senior Secured	Revolving Credit Line	334
Narcote, LLC	First Lien Senior Secured	Revolving Credit Line	1,360
Oak Dental Partners	First Lien Senior Secured	Delayed Draw Term Loan	2,066
Oak Dental Partners	First Lien Senior Secured	Revolving Credit Line	516
OAO Acquisitions, Inc.	First Lien Senior Secured	Revolving Credit Line	659
OmniMax International, LLC	First Lien Senior Secured	Delayed Draw Term Loan	843
OneCare Media, LLC	First Lien Senior Secured	Revolving Credit Line	617
Pansophic Learning US, LLC	First Lien Senior Secured	Delayed Draw Term Loan	566
PDDS Holdco, Inc.	First Lien Senior Secured	Delayed Draw Term Loan	1,038
PJW Ultimate Holdings, LLC	First Lien Senior Secured	Revolving Credit Line	952
Restaurant Holding Company, LLC	First Lien Senior Secured	Delayed Draw Term Loan	2,136
Rushmore Intermediate II, LLC	First Lien Senior Secured	Revolving Credit Line	1,344
Senior Support Holdings (Franchise) Acquisition, Inc.	First Lien Senior Secured	Delayed Draw Term Loan	1,839
Spartan CP, LLC	First Lien Senior Secured	Delayed Draw Term Loan	1,159
Spartan CP, LLC	First Lien Senior Secured	Revolving Credit Line	502
Total Fleet Buyer, LLC	First Lien Senior Secured	Revolving Credit Line	1,390
VardimanBlack Holdings, LLC	First Lien Senior Secured	Delayed Draw Term Loan	303
Vecta Holdings, LLC	First Lien Senior Secured	Revolving Credit Line	124
West Creek Financial SPV - Debt Facility VI, LLC	First Lien Senior Secured	Delayed Draw Term Loan	866
West Creek Financial SPV - Debt Facility VI, LLC	First Lien Senior Secured	Revolving Credit Line	385
Total			$48,707

The unrealized appreciation or depreciation associated with unfunded portfolio company commitments is recorded in the consolidated financial statements and reflected as an adjustment to the valuation of the related security in the Consolidated Schedule of Investments as of September 30, 2025 and December 31, 2024. The par amount of the unfunded portfolio company commitments is not recognized by the Company until the commitment is funded.

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

Note 8—Capital

Investor Commitments

As of September 30, 2025, the Company had $656.57 million in Capital Commitments, of which $156.57 million was unfunded. As of December 31, 2024 the Company had $656.57 million in Capital Commitments, of which $186.57 million was unfunded.

Capital Drawdowns and DRIP

There were 32,393 Shares issued for an aggregate offering price of $30.00 million related to capital drawdowns for the three and nine months ended September 30, 2025.

The following table summarizes the total Shares issued and net proceeds (in thousands) through the DRIP for the three and nine months ended September 30, 2025:

Share Issue Date	Shares Issued	Net Proceeds
March 26, 2025	2,431	$2,271
June 27, 2025	2,084	$1,929
September 29, 2025	1,774	$1,625
Total Shares Issued	6,289	$5,825

There were no Shares issued related to capital drawdowns for the three and nine months ended September 30, 2024.

The following table summarizes the total Shares issued and net proceeds (in thousands) through the DRIP for the three and nine months ended September 30, 2024:

Share Issue Date	Shares Issued	Net Proceeds
March 28, 2024	13,657	$13,139
June 28, 2024	15,796	$15,150
September 28, 2024	2,722	$2,596
Total Shares Issued	32,175	$30,885

As of September 30, 2025 and December 31, 2024, 6,196 and 5,827, respectively, of the Company’s Shares were owned by Comvest Group Holdings SPV II LLC, a wholly owned subsidiary of an affiliate of Comvest Partners.

Distributions and Dividends

Distributions declared for the three and nine months ended September 30, 2025 totaled approximately $10.84 million and $38.84 million, respectively. Distributions declared for the three and nine months ended September 30, 2024 totaled approximately $17.31 million and $45.59 million, respectively.

The following table reflects distributions declared per share that have been declared by our Board for the three and nine months ended September 30, 2025:

Date Declared	Record Date	Payment Date	Per Share Amount
March 26, 2025	March 26, 2025	March 27, 2025	$26.00
June 26, 2025	June 26, 2025	June 27, 2025	$22.00
September 26, 2025	September 26, 2025	September 29, 2025	$17.50

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

Note 9—Net Assets

The following table reflects the net assets activity for the three months ended September 30, 2025:

	Shares	Shares - par	Additional paid in capital	Total distributable earnings (loss)	Total net assets
Balance as of June 30, 2025	586,764	$1	$573,895	$(36,500)	$537,396
Issuance of Common Stock, net of issuance costs (1)	32,393	—	30,000	—	30,000
Reinvestment of distributions (1)	1,774	—	1,625	—	1,625
Distributions to stockholders	—	—	—	(10,836)	(10,836)
Net investment income (loss)	—	—	—	12,849	12,849
Net realized gain (loss) from investment transactions	—	—	—	—	—
Net change in unrealized gain (loss) on investments	—	—	—	(6,115)	(6,115)
Balance as of September 30, 2025	620,931	$1	$605,520	$(40,602)	$564,919
(1)
Par value is less than $1.

The following table reflects the net assets activity for the nine months ended September 30, 2025:

	Shares	Shares - par	Additional paid in capital	Total distributable earnings (loss)	Total net assets
Balance as of December 31, 2024	582,249	$1	$569,695	$(25,927)	$543,769
Issuance of Common Stock, net of issuance costs (1)	32,393	—	30,000	—	30,000
Reinvestment of distributions (1)	6,289	—	5,825	—	5,825
Distributions to stockholders	—	—	—	(38,837)	(38,837)
Net investment income (loss)	—	—	—	39,235	39,235
Net realized gain (loss) from investment transactions	—	—	—	(4,208)	(4,208)
Net change in unrealized gain (loss) on investments	—	—	—	(10,865)	(10,865)
Balance as of September 30, 2025	620,931	$1	$605,520	$(40,602)	$564,919
(1)
Par value is less than $1.

The following table reflects the net assets activity for the three months ended September 30, 2024:

	Shares	Shares - par	Additional paid in capital	Total distributable earnings (loss)	Total net assets
Balance as of June 30, 2024	576,892	$1	$564,643	$(14,602)	$550,042
Reinvestment of distributions (1)	2,722	—	2,596	—	2,596
Distributions to stockholders	—	—	—	(17,306)	(17,306)
Net investment income (loss)	—	—	—	16,317	16,317
Net realized gain (loss) from investment transactions	—	—	—	—	—
Net change in unrealized gain (loss) on investments	—	—	—	(6,542)	(6,542)
Balance as of September 30, 2024	579,614	1	567,239	(22,133)	545,107
(1)
Par value is less than $1.

The following table reflects the net assets activity for the nine months ended September 30, 2024:

	Shares	Shares - par	Additional paid in capital	Total distributable earnings (loss)	Total net assets
Balance as of December 31, 2023	547,439	$1	$536,354	$(9,697)	$526,658
Reinvestment of distributions (1)	32,175	—	30,885	—	30,885
Distributions to stockholders	—	—	—	(45,595)	(45,595)
Net investment income (loss)	—	—	—	46,944	46,944
Net realized gain (loss) from investment transactions	—	—	—	(6,268)	(6,268)
Net change in unrealized gain (loss) on investments	—	—	—	(7,517)	(7,517)
Balance as of September 30, 2024	579,614	$1	$567,239	$(22,133)	$545,107
(1)
Par value is less than $1.

Note 10—Earnings Per Share

Basic earnings per Share is computed by dividing earnings available to common stockholders by the weighted average number of Shares outstanding during the period. Other potentially dilutive Shares, and the related impact to earnings, are considered when calculating earnings per Share on a diluted basis. As of September 30, 2025 and December 31, 2024, there are no dilutive securities. The following information sets forth the computation of the weighted average basic and diluted net change in net assets per Share resulting from operations for the three and nine months ended September 30, 2025 and September 30, 2024.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Net increase (decrease) in net assets resulting from operations	$6,734	$9,775	$24,162	$33,159
Weighted average Shares outstanding - basic and diluted	616,731	577,010	594,755	562,276
Earnings (loss) per share of Shares - basic and diluted	$10.92	$16.94	$40.63	$58.97

Note 11—Financial Highlights

The following is a schedule of financial highlights for the nine months ended September 30, 2025 and September 30, 2024:

	For the Nine Months Ended September 30,
	2025	2024
Per Share Operating Performance
Net Asset Value, Beginning of Period	$933.91	$962.04
Results of Operations:(1)
Net Investment Income (Loss)	$65.97	83.49
Net Realized and Unrealized Gain (Loss) on Investments	$(24.59)	(24.06)
Net Increase (Decrease) in Net Assets Resulting from Operations	$41.38	59.43
Distributions to Stockholders
Distributions from Net Investment Income(7)	$(65.50)	(81.00)
Net Decrease in Net Assets Resulting from Distributions	$(65.50)	(81.00)
Net Asset Value, End of Period	$909.79	$940.47
Shares Outstanding, End of Period	620,931	579,614
Total Return(3)	4.47%	6.26%
Net assets, end of period	$564,919	$545,107
Ratio/Supplemental Data
Weighted-average Shares outstanding	594,755	562,276
Ratio of net investment income (loss) to average net assets(2)	9.59%	11.61%
Ratio of total expenses to average net assets(2)(5)	3.27%	3.32%
Asset coverage ratio(6)	674.10%	613.76%
Portfolio turnover rate(4)	13.13%	12.51%

(1)
The per share of Common Stock data was derived by using weighted average Shares outstanding.
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
(6)
Asset coverage ratio is presented as of September 30, 2025 and September 30, 2024, respectively.
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

Manulife Transaction Closing; New Investment Advisory Agreement

On November 3, 2025, Manulife acquired 75% of Comvest’s private credit business in the Manulife Transaction. In connection with the closing of the Manulife Transaction, effective November 3, 2025, the Current Investment Advisory Agreement was automatically terminated. Prior thereto, on August 27, 2025, the Board approved the New Investment Advisory Agreement, subject to shareholder approval. At a special meeting of shareholders on September 24, 2025, shareholders approved the New Investment Advisory Agreement, which became effective upon the closing of the Manulife Transaction. The New Investment Advisory Agreement is substantively identical in all respects to the Current Investment Advisory Agreement.

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

Portfolio and Investment Activity

During the nine months ended September 30, 2025, we made $87.59 million of investments in new or existing portfolio companies and had $83.79 million in aggregate amount of sales, restructurings, and repayments, resulting in a decrease of net investments of $3.80 million for the period. The total portfolio of debt investments at fair value consisted of 98.91% bearing variable interest rates and 1.09% bearing fixed interest rates as of September 30, 2025.

During the year ended December 31, 2024, we made $135.66 million of investments in new portfolio companies and had $99.18 million in aggregate amount of sales, restructurings, and repayments, resulting in net investments of $36.48 million for the period. The total portfolio of debt investments at fair value consisted of 100% bearing variable interest rates and 0% bearing fixed interest rates as of December 31, 2024.

Our portfolio composition, based on fair value at September 30, 2025 was as follows:

	Percentage of Total Portfolio	Weighted Average Current Yield for Total Portfolio
First Lien Senior Secured	98.3%	10.0%
Equity	1.0	—
Cash equivalents	0.7	—
Total	100.0%	10.0%

Our portfolio composition, based on fair value at December 31, 2024 was as follows:

	Percentage of Total Portfolio	Weighted Average Current Yield for Total Portfolio
First Lien Senior Secured	98.0%	10.6%
Equity	1.3	—
Cash equivalents	0.7	—
Total	100.0%	10.6%

The following table shows the asset mix of our new investment fundings as of September 30, 2025:

	Asset Mix (In thousands)	Percentage
First Lien Senior Secured	$86,776	99.1%
Equity	809	0.9%
Total	$87,585	100.0%

The following table shows the asset mix of our new investment fundings as of December 31, 2024:

	Asset Mix (In thousands)	Percentage
First Lien Senior Secured	$135,031	99.5%
Equity	628	0.5%
Total	$135,659	100.0%

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

As of September 30, 2025, the weighted average risk rating of our investments based on fair value was 2.43. As of September 30, 2025, the Company had six portfolio companies on non-accrual status. Refer to Note 2 – Summary of Significant Accounting Policies for additional details regarding the Company’s non-accrual policy.

Internal Performance Rating	Investments at Fair Value (In thousands)	Percentage of Total Investments
1	$—	0.0%
2	470,380	74.0%
3	73,032	11.5%
4	79,707	12.5%
5	6,840	1.2%
6	5,249	0.8%
Total	$635,208	100.0%

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

The following table shows the amortized cost and fair value of our performing and non-accrual investments as of September 30, 2025 and December 31, 2024.

	September 30, 2025		December 31, 2024
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Performing	$607,032	$605,501	$614,567	$614,653
Non-accrual	57,899	29,707	48,502	29,558
Total	$664,931	$635,208	$663,069	$644,211

A summary of our non-accrual assets as of September 30, 2025 and December 31, 2024, is provided below. Under U.S. Generally Accepted Accounting Principles ("GAAP"), we will not recognize cash and PIK interest income on such investments for financial reporting purposes.

		September 30, 2025		December 31, 2024
Portfolio Company	Date of Non-Accrual Status	Amortized Cost	Fair Value	Amortized Cost	Fair Value
190 Octane Financing LLC Equity (1)	7/1/2025	$13,609	$12,260	$—	$—
Kent Water Sports Holdings, LLC(1)	10/1/2023	12,713	291	12,713	3,330
OneCare Media, LLC	10/1/2024	13,609	4,958	14,157	8,534
Select Rehabilitation, LLC	10/1/2024	6,639	6,840	18,724	15,225
VardimanBlack Holdings, LLC(1)	10/1/2023	2,908	—	2,908	2,469
Vecta Holdings, LLC	4/1/2025	8,421	5,358	—	—
Total		$57,899	$29,707	$48,502	$29,558
(1)
Only certain positions are on non-accrual status.

The following table shows the weighted average rate, spread over the reference rate of floating rate, fees of debt investments originated and restructured, and the weighted average rate of sales and payoffs of portfolio companies during the three months ended September 30, 2025.

Weighted average rate of new investment fundings and restructurings	10.12%
Weighted average spread over Reference Rate of new floating rate investment fundings and restructurings	6.00%
Weighted average OID fees of new investment funding and restructurings	1.00%
Weighted average rate of sales and payoffs of portfolio investments	11.16%

The following table shows the weighted average rate, spread over the reference rate of floating rate, fees of debt investments originated and restructured, and the weighted average rate of sales and payoffs of portfolio companies during the three months ended September 30, 2024.

Weighted average rate of new investment fundings and restructurings	10.80%
Weighted average spread over Reference Rate of new floating rate investment fundings and restructurings	5.66%
Weighted average OID fees of new investment funding and restructurings	1.30%
Weighted average rate of sales and payoffs of portfolio investments	11.60%

The amount of the portfolio in each risk rating may vary substantially from period to period resulting primarily from changes in the composition of the portfolio as a result of new investment, restructuring, repayment and exit activities. In addition, changes in the risk ratings may be made to reflect our expectation of performance and changes in investment values.

RESULTS OF OPERATIONS

Our operating results for the three and nine months ended September 30, 2025 and September 30, 2024 were as follows (dollars in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Total investment income	$17,250	$20,950	$52,592	$60,353
Less: Net expenses	4,401	4,633	13,357	13,409
Net investment income (loss)	12,849	16,317	39,235	46,944
Net realized gains (losses)	—	—	(4,208)	(6,268)
Net change in unrealized gains (losses)	(6,115)	(6,542)	(10,865)	(7,517)
Net increase (decrease) in net assets resulting from operations	$6,734	$9,775	$24,162	$33,159

Investment Income

Investment income for the three and nine months ended September 30, 2025 and September 30, 2024 was driven by deployment of capital, interest income from our investments, and change in invested balance. The composition of our investment income for the three and nine months ended September 30, 2025 and September 30, 2024 was as follows (dollars in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Investment income from non-controlled, non-affiliated investments:
Interest income	16,045	19,532	48,312	57,950
Paid in kind interest income	790	660	2,272	728
Fee income	159	382	1,307	1,191
Investment income from non-controlled, affiliated investments:
Interest income	—	—	72	—
Paid in kind interest income	256	376	629	484
Total investment income	$17,250	$20,950	$52,592	$60,353

Operating Expenses

The composition of our operating expenses for the three and nine months ended September 30, 2025 and September 30, 2024 was as follows (dollars in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Incentive fees	$415	$404	$1,210	$1,185
Management fees, net	1,675	1,617	4,856	4,741
Interest expense	1,602	2,005	5,190	5,784
Professional fees	150	168	720	559
Directors' fees	23	21	67	62
Other general and administrative expenses	536	418	1,314	1,078
Net expenses	$4,401	$4,633	$13,357	$13,409

Net Realized Gains (Losses) and Net Change in Unrealized Gains (Losses) on Investments

Net realized gains (losses) and net change in unrealized gains (losses) on investments for the three and nine months ended September 30, 2025 and September 30, 2024 were as follows (dollars in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Net realized gains (losses)
Non-controlled, non-affiliated investments	$—	$—	$(4,208)	$(6,268)
Total net realized gains (losses)	—	—	(4,208)	(6,268)
Net change in unrealized gains (losses) on investments
Non-controlled, non-affiliated investments	(4,111)	(5,191)	(7,888)	(3,635)
Non-controlled, affiliated investments	(2,004)	(1,351)	(2,977)	(3,882)
Total net change in unrealized gains (losses) on investments	(6,115)	(6,542)	(10,865)	(7,517)
Net realized and unrealized gains (losses)	$(6,115)	$(6,542)	$(15,073)	$(13,785)

During the nine months ended September 30, 2025, an investment restructuring resulted in the exchange of $18.35 million of senior secured debt for two new tranches of senior secured debt with a fair market value of $13.14 million, leading to a realized loss of $4.48 million.

During the nine months ended September 30, 2024, there was a transfer from senior secured debt to equity as a result of an investment restructuring, in which $9.27 million of senior secured debt was exchanged for equity with a fair market value of $2.91 million, resulting in a realized loss of $6.36 million.

Recent Developments

See “Item 1. Financial Statements – Notes to Consolidated Financial Statements – Note 12. Subsequent Events” for a summary of recent developments.

Liquidity and Capital Resources

We generate cash from (1) drawing down capital in respect of our shares of common stock ("Shares"), (2) cash flows from investments and operations and (3) borrowings from banks or other lenders.

As of September 30, 2025, we are party to the Goldman Credit Facility, as described in Note 6 – Borrowings.

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

Operating liquidity is our ability to meet our short-term liquidity needs. The following table presents our operating liquidity position as of September 30, 2025 and December 31, 2024:

	As of
	September 30, 2025	December 31, 2024
Cash and cash equivalents	$5,315	$5,334
Unfunded portfolio company commitments	(39,896)	(48,707)
Undrawn capital commitments	156,571	186,571
Outstanding principal on credit facility	(97,900)	(111,100)
Total operational liquidity	$24,090	$32,098

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

Distributions declared for the three and nine months ended September 30, 2025 totaled approximately $10.84 million and $38.84 million, respectively. Distributions declared for the three and nine months ended September 30, 2024 totaled approximately $17.31 million and $45.59 million, respectively.

The following tables reflect distributions, including dividends and returns of capital, if any, per share that have been declared by our Board for the nine months ended September 30, 2025 and September 30, 2024, respectively:

Fiscal Year 2025	Date Declared	Record Date	Payment Date	Per Share Amount
First Quarter	March 26, 2025	March 26, 2025	March 27, 2025	$26.00
Second Quarter	June 26, 2025	June 26, 2025	June 27, 2025	$22.00
Third Quarter	September 26, 2025	September 26, 2025	September 29, 2025	$17.50

Fiscal Year 2024	Date Declared	Record Date	Payment Date	Per Share Amount
First Quarter	March 28, 2024	March 28, 2024	March 28, 2024	$24.00
Second Quarter	June 27, 2024	June 27, 2024	June 28, 2024	$27.00
Third Quarter	September 26, 2024	September 26, 2024	September 27, 2024	$30.00

We intend to pay quarterly distributions to our stockholders in amounts sufficient to qualify as and maintain our status as a RIC. We intend to distribute approximately all of our net investment income on a quarterly basis and substantially all of our taxable income on an annual basis, except that we may retain certain net capital gains for reinvestment.

Borrowings

We are only allowed to borrow money such that our asset coverage, which, as defined in the 1940 Act, measures the ratio of total assets less total liabilities not represented by senior securities to total borrowings, equals at least 150% after such borrowing, with certain limited exceptions. As a result, in addition to the foregoing 1940 Act restriction on leverage, we do not currently expect to borrow in excess of the lesser of 20% of our Aggregate Committed Capital and $130.00 million. We may in the future, though, determine to utilize a greater amount of leverage, including for investment purposes. As of September 30, 2025 and December 31, 2024, we had $97.90 million and $111.10 million, respectively, par value of outstanding borrowings and our asset coverage ratio of total assets to total borrowings was 674.10% and 586.76%, respectively, compliant with the minimum asset coverage level of 150% generally required for a BDC by the 1940 Act.

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

Contractual Obligations

The following table shows our payment obligations for repayment of debt and other contractual obligations as of September 30, 2025 (dollars in thousands):

	Total Aggregate Borrowing Capacity(1)	Total Principal Outstanding
Goldman Sachs Credit Facility	$130,000	$97,900
Total	$130,000	$97,900

(1)
As of September 30, 2025, we had $32.10 million in unused borrowing capacity under the Goldman Credit Facility, subject to borrowing base limits.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources.

Commitments

In the ordinary course of business, we may enter into future funding commitments. As of September 30, 2025, we had unfunded commitments on revolving credit lines and delayed draw loans of $39.90 million. We maintain sufficient financial resources to satisfy unfunded commitments, including cash on hand, undrawn capital commitments from our investors, and available borrowings to fund such unfunded commitments. Please refer to Note 7 – Commitments and Contingencies in the notes to our consolidated financial statements for further detail of these unfunded commitments.

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

The income and market approaches were used in the determination of fair value of certain Level 3 assets as of September 30, 2025. The significant unobservable inputs used in the income approach are the discount rate or market yield used to discount the estimated future cash flows expected to be received from the underlying investment, which include both future principal and interest payments and any other end of term fees, as applicable. Included in the consideration and selection of discount rates are factors such as risk of default, interest rate risk, and changes in credit quality. The significant unobservable inputs used in the market approach are based on market comparable transactions and market multiples of publicly traded comparable companies.

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

See “Portfolio Asset Quality” above for a summary of our non-accrual assets as of September 30, 2025 and December 31, 2024.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to certain financial market risks, such as interest rate fluctuations. Because we fund a portion of our investments with borrowings, our net investment income is affected by the difference between the rate at which we invest and the rate at which we borrow. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income. A prolonged reduction in interest rates will reduce our gross investment income and could result in a decrease in our net investment income if such decreases in SOFR are not offset by a corresponding increase in the spread over SOFR that we earn on any portfolio investments, a decrease in our operating expenses, including with respect to our income incentive fee, or a decrease in the interest rate of our floating interest rate liabilities tied to SOFR. As of September 30, 2025, 98.91% of our debt investments at fair value represent floating-rate investments with a reference rate floor and 1.09% of our debt investments at fair value represent fixed-rate investments. Additionally, our Goldman Credit Facility is also subject to floating interest rates and are currently paid based on floating SOFR rates.

The following table estimates the potential changes in net cash flow generated from interest income and expenses, should interest rates increase by 100, 200 and 300 basis points, or decrease by 100 and 200 basis points. Interest income is calculated as revenue from interest generated from our portfolio of investments held as of September 30, 2025. Interest expense is calculated based on the terms of our outstanding revolving credit facility and subscription line. For our Goldman Credit Facility, we use the outstanding balance as of September 30, 2025. Interest expense on this balance is calculated using the interest rate as of September 30, 2025, adjusted for the hypothetical changes in rates, as shown below.

Assuming that the interim and unaudited Consolidated Statements of Assets and Liabilities as of September 30, 2025 was to remain constant and that we took no actions to alter our interest rate sensitivity as of such date, the following table shows the annualized impact of hypothetical base rate changes in interest rates. Actual results could differ significantly from those estimated in the table.

Change in Interest Rates	Net Increase (Decrease) in Interest Income (in thousands)	Net Increase (Decrease) in Interest Expense (in thousands)	Net Increase (Decrease) in Net Investment Income (in thousands)
Down 100 basis points	$(6,775)	$(979)	$(5,796)
Down 200 basis points	(13,550)	(1,958)	(11,592)
Down 300 basis points	(20,326)	(2,937)	(17,389)
Up 100 basis points	6,775	979	5,796
Up 200 basis points	13,550	1,958	11,592
Up 300 basis points	20,326	2,937	17,389

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “1934 Act”) we evaluated, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the 1934 Act) as of September 30, 2025. Based on the foregoing evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of September 30, 2025, our disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level that we would meet our disclosure obligations.

Changes in internal control over financial reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the 1934 Act) that occurred during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We, and our wholly-owned direct subsidiaries, the Investment Adviser and the Administrator are not currently subject to any material legal proceedings as of September 30, 2025. From time to time, we our wholly-owned direct subsidiaries, the Investment Adviser and the Administrator may be a party to certain legal proceedings incidental to the normal course of our business including the enforcement of our rights under contracts with our portfolio companies. While the outcome of these legal proceedings cannot be predicted with certainty, we do not expect that these proceedings will have a material effect upon our business, financial condition or results of operations.

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Item 1A. — Risk Factors in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 (the “Annual Report”), which could materially affect our business, financial condition and/or operating results. The risks described in the Annual Report are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may materially affect our business, our structure, our financial condition, our investments and/or operating results. There have been no material changes during the nine months ended September 30, 2025 to the risk factors discussed in Item 1A. Risk Factors in our Annual Report on Form 10-K, except as provided below.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Rule 10b5-1 Trading Plans

During the fiscal quarter ended September 30, 2025, none of our directors or executive officers adopted or terminated any contract, instruction, or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

ITEM 6. EXHIBITS

The following exhibits are filed as part of this report, or hereby incorporated by reference to exhibits previously filed with the United States Securities and Exchange Commission:

Exhibit Number	Description of Document

3.1

Amended and Restated Certificate of Incorporation (Filed as Exhibit 3.1 to the Company's Form 10 Registration Statement (File No. 000-56279), filed with the SEC on July 6, 2021 and incorporated herein by reference.)

3.2	By-Laws (Filed as Exhibit 3.2 to the Company's Form 10 Registration Statement (File No. 000-56279), filed with the SEC on July 6, 2021 and incoprorated herein by reference.)

10.1

Investment Advisory Agreement between the Company and the Investment Adviser (Filed as Exhibit 10.1 to the Company's Report on Form 8-K (File No. 814-01387), filed with the SEC on November 7, 2025 and incorporated herein by reference.)

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

Commonwealth Credit Partners BDC I, Inc.

Date: November 12, 2025	By:	/s/ Robert O’Sullivan
	Name: Title:	Robert O’Sullivan Chief Executive Officer

Date: November 12, 2025	By:	/s/ Cecilio M. Rodriguez
	Name: Title:	Cecilio M. Rodriguez Chief Financial Officer

w