Form 10-K
period 2025-12-31
Commonwealth Credit Partners BDC I, Inc.
filed 2026-03-12
CIK 1841514

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

There is currently no established public market for the registrant's shares of common stock. There were 623,337 issued and outstanding shares of the issuer’s common stock, $.001 par value per share, on March 12, 2026.

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

•
We have a limited operating history.
•
Global economic, political and market conditions, including downgrades of the U.S. credit rating and, ongoing geopolitical conflicts, may adversely affect our business, results of operations and financial condition, including our revenue growth and profitability.
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
•
We do not expect to replicate the historical performance of other entities managed or supported by Comvest Credit Managers, LLC, Comvest Capital Advisors, LLC, Comvest Credit Advisors LLC (collectively with their affiliates, “Comvest”), and Manulife Financial Corporation (“Manulife,” and collectively with Comvest and their affiliates, “Manulife | Comvest Credit Partners”).
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

On November 3, 2025, Comvest (defined below) entered into an agreement with an affiliate of Manulife Financial Corporation (with its affiliates, “Manulife”) through Manulife's Global Wealth and Asset Management segment (the “Manulife Transaction”) that resulted in the automatic termination of the Company’s prior investment advisory agreement (the “Prior Investment Advisory Agreement”) with Commonwealth Credit Advisors LLC (the “Investment Adviser”) under the 1940 Act. The Company entered into a new investment advisory agreement (the “Investment Advisory Agreement”) between the Company and the Investment Adviser, which became effective upon the closing of the Manulife Transaction. The Investment Advisory Agreement is substantively identical in all respects to the Prior Investment Advisory Agreement.

During any time that our underlying assets are considered for purposes of the Employee Retirement Income Security Act of 1974, as amended (“ERISA”) and Section 4975 of the Code, to be assets of employee benefit plans and other plans that purchase our shares (the “Common Stock” or “Shares”), our investments and the activities of the Investment Adviser (as defined below) will be subject to and, in certain cases, limited by, such laws. Accordingly, all investors should carefully read “Item 1. Business—ERISA Considerations” in this Annual Report.

The Investment Adviser

The Investment Adviser manages the Company’s investment activities. The Investment Adviser is a Delaware limited liability company that is registered as an investment adviser with the Securities and Exchange Commission (the “SEC”) under the Investment Advisers Act of 1940, as amended (the “Advisers Act”). The Investment Adviser manages our day-to-day operations and provides us with investment advisory and management services pursuant to the investment advisory and management agreement (the “Investment Advisory Agreement”) by and between the Investment Adviser and us. In particular, the Investment Adviser is responsible for identifying investment opportunities, conducting research and due diligence on prospective investments, structuring our investments and monitoring and servicing our investments. Furthermore, pursuant to the Investment Advisory Agreement, the Investment Adviser may also provide certain administrative services to the Company not otherwise provided by the Administrator (as defined below).

The Investment Adviser is an affiliate of Comvest Credit Managers, LLC, Comvest Capital Advisors, LLC and Comvest Credit Advisors LLC (collectively with their affiliates, “Comvest”), which manage Comvest’s affiliated funds, and Manulife. The Investment Adviser has entered into a Resource Sharing Agreement (the “Resource Sharing Agreement”) with Comvest Credit Advisors LLC, pursuant to which Comvest Credit Advisors LLC provides the Investment Adviser with investment professionals and access to the resources of Comvest so as to enable the Investment Adviser to fulfill its obligations under the Investment Advisory Agreement. Through the Resource Sharing Agreement, the Investment Adviser capitalizes on the deal origination, credit underwriting, due diligence, investment structuring, execution, portfolio management and monitoring experience of Comvest’s investment professionals. There can be no assurance that Comvest will perform its obligations under the Resource Sharing Agreement. The Resource Sharing Agreement may be terminated by either party on 60 days’ notice, which if terminated may have a material adverse consequence on the Company’s operations.

The Administrator

Commonwealth Credit Advisors LLC (the “Administrator”), also provides administrative services for us, including arranging office facilities for us and providing office equipment and clerical, bookkeeping and recordkeeping services at such facilities.

Under the Administration Agreement with the Administrator (the “Administration Agreement”), the Administrator performs, or oversees the performance of, our required administrative services, which includes being responsible for the financial records which we are required to maintain and preparing reports to our stockholders and reports filed with the SEC and providing the services of our chief financial officer and their staff. In addition, the Administrator assists us in determining and publishing our net asset value, overseeing the preparation and filing of tax returns and the printing and dissemination of reports to our stockholders, and generally overseeing the payment of our expenses and the performance of administrative and professional services rendered to us by others. The Administrator may also provide on our behalf managerial assistance to our portfolio companies.

The Board, including a majority of the directors that are not "interested persons" as defined in Section 2(a)(19) of the 1940 Act, most recently approved the renewal of the Administration Agreement on May 9, 2025. Such approval was made in accordance with, and on the basis of an evaluation satisfactory to the Board as required by, Section 15(c) of the 1940 Act and applicable rules and regulations thereunder.

Because (i) “benefit plan investors”, as defined in Section 3(42) of ERISA, and any regulations promulgated thereunder (“Benefit Plan Investors”), currently hold 25% or more of our outstanding shares, and (ii) our shares are not listed on a national securities exchange, our Administrator outsources certain administrative functions, including those relating to the valuation of our investment portfolio to one or more unaffiliated third-parties (“Valuation Agents”) to independently value our investments, in consultation with the Investment Adviser. In addition, our Administrator is not entitled to reimbursement for our allocable portion of the compensation of, or other expenses pertaining to, any personnel employed by the Administrator or any of its affiliates that may perform services for us, including our chief financial officer and their staff. Nor is the Administrator entitled to reimbursement for our allocable portion of its overhead expenses. In the event (i) Benefit Plan Investors do not hold 25% or more of our outstanding shares, or (ii) our shares are listed on a national securities exchange, we will reimburse the Administrator for the allocable portion of overhead and other expenses incurred by it in performing its obligations to us, including the compensation of our chief financial officer and their staff.

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

Certain Limitations on Investments

Our underlying assets are considered for purposes of ERISA and Section 4975 of the Code to be assets of certain employee benefit plans and other plans that purchase shares. For as long as our assets are considered to be plan assets of such plans, our investments and the activities of the Investment Adviser will be subject to and, in certain cases, limited by, such laws. Accordingly, all investors should carefully read Item 1. Business—ERISA Considerations in this Annual Report.

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

We believe that some of our competitors may make investments with interest rates and returns that are comparable to or lower than the rates and returns that we target. Therefore, we do not seek to compete based primarily on the interest rates we may offer to potential portfolio companies. For additional information concerning the competitive risks we face, see “Item 1A.—Risk Factors” in this Annual Report.

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

As of December 31, 2025, 3.28% of our total assets were non-qualifying assets. As of December 31, 2024, 4.50% of our total assets were non-qualifying assets.

Limitations on Leverage

As a BDC, we are only allowed to borrow money such that our asset coverage, which, as defined in the 1940 Act, measures the ratio of total assets less total liabilities not represented by senior securities to total borrowings, equals at least 150% after such borrowing, with certain limited exceptions. At our organizational meeting on June 29, 2021, the Board approved a proposal that, effective June 30, 2021, permits us to reduce our asset coverage ratio to 150%. We may in the future determine to utilize a greater amount of leverage, including for investment purposes. As of December 31, 2025, we had $101.0 million par value of outstanding borrowings and our asset coverage ratio of total assets to total borrowings was 650.27%, compliant with the minimum asset coverage level of 150% generally required for a BDC by the 1940 Act.

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

Anti-Takeover Measures

State corporate law as well as the Company’s Certificate of Incorporation and bylaws include provisions that could have the effect of limiting the ability of other entities or persons to acquire control of the Company by means of a tender offer, proxy contest or otherwise or to change the composition of the Company’s Board. These provisions are expected to discourage certain coercive takeover practices and inadequate takeover bids and to encourage persons seeking to acquire control of the Company to negotiate first with the Board. These measures, however, may delay, defer or prevent a transaction or a change in control that might otherwise be in the best interests of the Company’s stockholders and could have the effect of depriving stockholders of an opportunity to sell their Shares at a premium over prevailing market prices. Such attempts could have the effect of increasing the Company’s expenses and disrupting its normal operation. Unless or until the consummation of an initial public offering (“IPO”), the Company will continue its investment activities and operations as a privately held BDC whose shares are subject to transfer restrictions as further described in “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.” Accordingly, these anti-takeover measures will have limited practical effect until such time as the Company consummates an IPO.

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

Stockholder reports and other information about the Company are available by contacting the Company and on the EDGAR Database on the SEC’s Internet site at www.sec.gov and copies of this information may be obtained, after paying a duplicating fee, by electronic request at the following E-mail address: publicinfo@sec.gov.

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

We may be prevented by financial covenants contained in our debt financing agreements, if any, from making distributions to our stockholders. In addition, under the 1940 Act, we are generally not permitted to make distributions to our stockholders while our debt obligations and other senior securities are outstanding unless certain “asset coverage” tests are met. See “Item 1. Business—Regulation as a Business Development Company—Senior Securities.” Limits on distributions to our stockholders may prevent us from satisfying the Annual Distribution Requirement and, therefore, may jeopardize our qualification for taxation as a RIC or subject us to the 4.0% nondeductible U.S. federal excise tax.

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

The Investment Adviser anticipates that the aggregate investment in us by Benefit Plan Investors may, from time to time (and as of December 31, 2025, does), equal or exceed 25% (or such greater percentage as may be specified in regulations promulgated by the DOL) of the value of any class of equity interests in us. In such circumstances, our assets would be treated as “plan assets” for purposes of ERISA. If investments in us by Benefit Plan Investors does not equal or exceed the 25% threshold as set forth above, neither we nor the Investment Adviser would be subject to the provisions of ERISA. As a general rule, during periods when our assets are treated as “plan assets” for purposes of ERISA, the Investment Adviser will be deemed a “fiduciary” (as defined in ERISA and the Code) with respect to each Plan investing in us. In addition, during periods when our assets are treated as “plan assets” for purposes of ERISA, the Investment Adviser will be subject to the general prudence and fiduciary responsibility provisions of ERISA with respect to each ERISA Plan and Individual Retirement Fund investing in us. Generally, the fiduciary provisions of ERISA require fiduciaries to act for the exclusive benefit of participants and beneficiaries of the ERISA Plan, to employ the care, skill, prudence and diligence that a prudent man acting in a like capacity and familiar with such matters would use in the conduct of an enterprise of a like character and with like aims, to diversify investments so as to minimize the risks of large losses, and to comply with the terms of the trust document and other documents governing the ERISA Plan. In such circumstances, an investment by an ERISA Plan in us would constitute the appointment, in accordance with the written instruments governing the underlying ERISA Plan, of the Investment Adviser as an “investment manager” as defined in Section 3(38) of ERISA, with respect to each such investing ERISA Plan. The acceptance of the subscription constitutes acknowledgment by the Investment Adviser of its status as a fiduciary with respect to such investing ERISA Plan during any such period.

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

As of December 31, 2025, we had aggregate Capital Commitments from investors of $656.6 million, of which $156.6 million was undrawn. As of December 31, 2024, we had aggregate Capital Commitments from investors of $656.6 million, of which $186.6 million was undrawn.

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

Investment Period

Our Investment Period commenced on the date of the Initial Closing, which occurred on August 6, 2021, and was set to continue until the 48-month anniversary of the Initial Closing date, subject to automatic extensions thereafter, each for an additional one year period, unless the holders of a majority of our outstanding shares elect to forego any such extension, upon not less than ninety days prior written notice to the Investment Adviser. Holders of a majority of our outstanding shares may also terminate the Investment Period as of any earlier anniversary of the date of the Initial Closing date, upon not less than ninety (90) days prior written notice to the Investment

Adviser. The Investment Adviser may also terminate the Investment Period as of an earlier date in its discretion. The Investment Period has been automatically extended until August 6, 2026.

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

Capital Resources and Borrowings

As a RIC, we intend to distribute substantially all of our investment company taxable income (as that term is defined in the Code, determined without regard to the deduction for dividends paid) to our stockholders. We anticipate generating cash in the future from the issuance of shares and cash flows from operations, including interest received on our debt investments.

We entered into a Credit Agreement (the “Goldman Credit Facility”) as the borrower with Goldman Sachs Bank USA (“Goldman Sachs”) as the lender. The Goldman Credit Facility is structured as a revolving credit facility secured by the capital commitments of the Company’s subscribed investors and certain related assets.

Furthermore, while any indebtedness and senior securities remain outstanding, we must take provisions to prohibit any distribution to our stockholders (which may cause us to fail to distribute amounts necessary to avoid entity-level taxation under the Code), unless we meet the applicable asset coverage ratios at the time of the distribution. In addition, we must also comply with covenants customary for this type of credit facility. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations-Borrowings.”

Investment Advisory Agreement

In connection with the closing of the Manulife Transaction, we entered into an investment advisory agreement with the Investment Adviser dated as of November 3, 2025 (the “Investment Advisory Agreement”). All material terms of the Investment Advisory Agreement remained unchanged from the Prior Investment Advisory Agreement with the Investment Adviser, including the management and incentive fees payable by the Company.

The Board, including a majority of the directors that are not “interested persons” as defined in Section 2(a)(19) of the 1940 Act, approved the Investment Advisory Agreement on November 3, 2025. Such approval was made in accordance with, and on the basis of an evaluation satisfactory to the Board as required by, Section 15(c) of the 1940 Act and applicable rules and regulations thereunder, including a consideration of, among other factors, (i) the nature, quality and extent of the advisory and other services to be provided under the agreement, (ii) the investment performance of the personnel who manage investment portfolios with objectives similar to the Company’s, (iii) comparative data with respect to advisory fees or similar expenses paid by other BDCs with similar investment objectives and (iv) information about the services to be performed and the personnel performing such services under the agreement.

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

The Investment Adviser’s services under the Investment Advisory Agreement are not exclusive, and the Investment Adviser (so long as its services to us are not impaired) and/or other entities affiliated with the Investment Adviser are permitted to furnish similar services to other entities. Under the Investment Advisory Agreement, the Investment Adviser will receive a fee for investment advisory and management services consisting of a base management fee. The cost of the base management fee payable to the Investment Adviser is borne by us and, as a result, is indirectly borne by our common stockholders. Pursuant to its Resource Sharing Agreement with Comvest, the Investment Adviser will have access to Comvest’s team of experienced investment professionals.

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

During the Investment Period (as defined in the Investment Advisory Agreement), the Management Fee will be calculated at an annual rate of 1.00% with respect to the Company’s Adjusted Average Assets Invested (defined below) in respect of the relevant quarterly period, in the manner set forth in the table below. During the Investment Period, “Adjusted Average Assets Invested” shall mean (a) the average of the sum of the Company’s (i) Drawn Capital Commitments and (ii) the aggregate dollar amount of distributions issued to stockholders in-kind pursuant to the Company’s dividend reinvestment plan (“DRIP”) as of the latest declaration date of any such distribution, excluding any amounts of such distribution received in cash by stockholders that have opted out of the DRIP, and (iii) outstanding principal on borrowings, in the case of clause (i) and clause (iii), as of the last business day of each month included in the relevant quarterly period less (b) the sum of the Company’s (iv) cumulative net unrealized losses, if any, and (v) cumulative net realized losses, if any, in the case of clause (iv) and clause (v), as of the last business day of the relevant quarter. The Investment Period is subject to automatic extensions for additional one-year periods, unless the majority of stockholders elect to forego any such extension. The Investment Period has been automatically extended until August 6, 2026. For the avoidance of doubt, the quarterly Management Fees payable to the Investment Adviser are specifically set forth below.

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

The table set forth below shows the following quarterly fee percentages shall be payable with respect to the Company’s target Adjusted Average Assets Invested through the end of the Investment Period:

Quarter Ending	Quarter	Target Adjusted Average Assets Invested ($ in millions) [1]	Quarterly Management Fee Percentage	Quarterly Dollar Amount ($ in millions) [2]
September 30, 2021	1	$80	1%	$0.20
December 31, 2021	2	$160	1%	$0.40
March 31, 2022	3	$240	1%	$0.60
June 30, 2022	4	$320	1%	$0.80
September 30, 2022	5	$400	1%	$1.00
December 31, 2022	6	$480	1%	$1.20
March 31, 2023	7	$560	1%	$1.40
June 30, 2023	8	$640	1%	$1.60
September 30, 2023	9	$650	1%	$1.63
December 31, 2023	10	$650	1%	$1.63
March 31, 2024	11	$726	1%	$1.82
June 30, 2024	12	$740	1%	$1.85
September 30, 2024	13	$751	1%	$1.88
December 31, 2024	14	$754	1%	$1.88
March 31, 2025	15	$756	1%	$1.89
June 30, 2025	16	$758	1%	$1.90
September 30, 2025	17	$760	1%	$1.90
December 31, 2025	18 and beyond [3]	$762	1%	$1.90
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
(3)
Effective after the quarter ended December 31, 2025, Target Adjusted Average Assets Invested will increase each quarter to include reinvested dividends from the DRIP.

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

Staffing

We do not have any employees. Our day-to-day investment operations are managed by the Investment Adviser and the Administrator. See “Item 1. Business—Investment Advisory Agreement” and “Item 1. Business—The Administrator” in this Annual Report. Pursuant to its Resource Sharing Agreement with Comvest Credit Advisors LLC, the Investment Adviser has access to Comvest’s team of experienced investment professionals. To the extent (i) Benefit Plan Investors hold less than 25% of our Shares or (ii) our Shares are listed on a national securities exchange, we will reimburse the Administrator for the allocable portion of overhead and other expenses incurred by it in performing its obligations to us under the Administration Agreement, including the compensation of our chief financial officer and their staff.

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

Global economic, political and market conditions, including downgrades of the U.S. credit rating and ongoing geopolitical conflicts, may adversely affect our business, results of operations and financial condition, including our revenue growth and profitability.

The current worldwide financial market situation, as well as various social and political tensions in the United States and around the world, may contribute to increased market volatility, may have long-term effects on the United States and worldwide financial markets and may cause economic uncertainties or deterioration in the U.S. and worldwide. The impact of downgrades by rating agencies to the U.S. government’s sovereign credit rating or its perceived creditworthiness as well as potential government shutdowns and uncertainty surrounding transfers of power could adversely affect the U.S. and global financial markets and economic conditions. U.S. debt ceiling and budget deficit concerns have increased the possibility of additional credit-rating downgrades and economic slowdowns, or a recession in the United States. In addition, a prolonged shutdown of government services could impact our business prospects and the prospects of our portfolio companies. Continued adverse political and economic conditions could have a material adverse effect on our business, financial condition and results of operations.

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

Geopolitical conflicts, and resulting market volatility, could also adversely affect our business, operating results, and financial condition. The extent and duration or escalation of such conflicts, resulting sanctions and future market disruptions are impossible to predict, but could be significant. Any disruptions resulting from such conflicts and any future conflict (including cyberattacks, espionage or the use or threatened use of nuclear weapons) or resulting from actual or threatened responses to such actions could cause disruptions to any of our portfolio companies located in affected regions or that have substantial business relationships with companies in affected regions. It is not possible to predict the duration or extent of longer-term consequences of these conflicts, which could include further sanctions, retaliatory and escalating measures, embargoes, regional instability, geopolitical shifts and adverse effects on or involving macroeconomic conditions, the energy sector, supply chains, inflation, security conditions, currency exchange rates and financial markets around the globe. Any such market disruptions could affect our portfolio companies’ operations and, as a result, could have a material effect on our business, financial condition and results of operations.

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

The outcome of the U.S. presidential, congressional and other elections creates significant uncertainty with respect to the legal, tax and regulatory regime in which we and our portfolio companies will operate.

Changes in the composition of the U.S. government following an election could result in changes to U.S. and non-U.S. fiscal, tax and other policies, as well as the global financial markets generally. Any significant changes in economic policy, the regulation of the asset management industry, international trade policy and/or tax law, among other things, could have a material adverse impact on us and our investments. General fluctuations in the market prices of securities and interest rates could affect our investment opportunities and the value of our investments. We could also be affected by difficult conditions in the capital markets and any overall weakening of the financial services industry. Ongoing disruptions in the global credit markets could affect issuers’ ability to pay debts and obligations on a timely basis. If defaults occur, we could lose both invested capital in, and anticipated profits from, any affected investments.

While the current U.S. administration has signaled a reduced emphasis on regulation, past U.S. administrations supported an enhanced regulatory agenda. Changes in regulation can impose greater costs on certain sectors, including financial services, or otherwise impact the competitive environment for obligors, which could adversely impact us and our clients.

Changes to U.S. tariff and import/export regulations may have a negative effect on our portfolio companies.

The U.S. government has indicated its intent, made proposals and taken actions to alter its approach to international trade policy and in some cases to renegotiate, or potentially terminate, existing bilateral or multi-lateral trade agreements and treaties with foreign countries. Some foreign governments, including China, have instituted retaliatory tariffs on certain U.S. goods. These developments, or the perception that more of them could occur, may have a material adverse effect on global economic conditions and the stability of global financial markets, and may significantly reduce global trade and, in particular, trade between the impacted nations and the United States. Any of these factors could depress economic activity and restrict our portfolio companies’ access to suppliers or customers and have a material adverse effect on their business, financial condition and results of operations, which in turn would negatively impact us.

There is uncertainty as to further actions that may be taken under the current U.S. presidential administration with respect to U.S. trade policy. Further governmental actions related to the imposition of tariffs or other trade barriers, or changes to international trade agreements or policies, could further increase costs, decrease margins, reduce the competitiveness of products and services offered by current and future portfolio companies and adversely affect the revenues and profitability of companies whose businesses rely on goods imported from outside of the United States.

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

We will utilize independent third-party and unaffiliated valuation firms for the purposes of valuing our portfolio investments to the extent that such assets are treated as “plan assets” for purposes of ERISA. See “Item 1. Business—The Administrator.” Under such circumstances, the valuations of such third-party and unaffiliated valuations firms must be used without adjustment.

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

Our ability to achieve our investment objective depends on key investment personnel of Comvest and the Investment Adviser. If Comvest and the Investment Adviser were to lose any of their key investment personnel, our ability to achieve our investment objective could be significantly harmed.

We depend on the investment judgment, skill and relationships of the investment professionals of the Investment Adviser to identify, evaluate, negotiate, structure, execute, monitor and service our investments. The Investment Adviser, as an affiliate of Comvest, is supported by Comvest to fulfill its obligations to us under the Investment Advisory Agreement. The Investment Adviser may also depend upon Comvest to obtain access to investment opportunities originated by professionals. Our future success depends to a significant extent on the continued service and coordination of the key investment personnel of the Investment Adviser. The departure of any of these individuals could have a material adverse effect on our ability to achieve our investment objective.

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

Through the Resource Sharing Agreement, the Investment Adviser intends to capitalize on the significant deal origination, credit underwriting, due diligence, investment structuring, execution, portfolio management and monitoring experience of Comvest’s investment professionals. There can be no assurance that Comvest will perform its obligations under the Resource Sharing Agreement. The Resource Sharing Agreement may be terminated by either party on 60 days’ notice, which if terminated may have a material adverse consequence on the Company’s operations.

We do not expect to replicate the historical performance of other entities managed or supported by Comvest.

We do not expect to replicate the historical performance of Comvest’s investments, or those of its affiliates. In addition, our investment strategies may differ from those of Comvest or its affiliates. We, as a BDC and as a RIC, are subject to certain regulatory restrictions that do not apply to Comvest or its affiliates. Furthermore, to the extent that our assets are treated as “plan assets” for purposes of ERISA, we will be subject to certain regulatory restrictions that do not otherwise generally apply to Comvest or its affiliates. Finally, we can offer no assurance that our investment team will be able to continue to implement our investment objective with the same degree of success as it has had in the past.

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

As of December 31, 2025, the Company had total senior securities of $101.0 thousand, consisting of borrowings under the Goldman Credit Facility, and had an asset coverage ratio of 650.27%. As of December 31, 2024, the Company had total senior securities of $111.1 million, consisting of borrowings under the Goldman Credit Facility, and had an asset coverage ratio of 587%.

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

While we may co-invest with investment entities managed by the Investment Adviser, Comvest, Manulife or their affiliates to the extent permitted by the 1940 Act and the rules and regulations thereunder and ERISA, if applicable, the 1940 Act imposes significant limits on co-investment. On December 12, 2023, the SEC granted certain affiliates of Manulife an exemptive order (the “Co-Investment Order”), which permits us to co-invest in portfolio companies with certain funds or entities managed by the Investment Adviser, Comvest, Manulife or their affiliates in certain negotiated transactions where co-investing would otherwise be prohibited under the 1940 Act, subject to the conditions of the Co-Investment Order. Pursuant to the Co-Investment Order, we are permitted to co-invest with our affiliates if a “required majority” (as defined in Section 57(o) of the 1940 Act) of our Independent Directors make certain conclusions in connection with a co-investment transaction, including, but not limited to, that (1) the terms of the potential co-investment transaction, including the consideration to be paid, are reasonable and fair to us and our stockholders and does not involve overreaching in respect of us or our stockholders on the part of any person concerned, and (2) the potential co-investment transaction is consistent with the interests of our stockholders and is consistent with our then-current investment objectives and strategies. In addition, to the extent that our assets are treated as “plan assets” under ERISA, we will only co-invest in the same issuer with certain funds or entities managed by the Investment Adviser or its affiliates, so long as their and our respective investments are at the same level of such issuer’s capital structure and so long as such co-investment would not otherwise constitute a “prohibited transaction” under ERISA; provided, that in no event will we co-invest with any other fund or entity in contravention of the 1940 Act.

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

We have entered into a royalty-free license agreement with Commonwealth Credit Advisors LLC under which Commonwealth Credit Advisors LLC has agreed to grant us a non-exclusive, royalty-free license to use the name Commonwealth Credit Advisors LLC. In addition, to the extent (i) Benefit Plan Investors hold less than 25% of our shares, or (ii) our shares are listed on a national securities exchange, we will reimburse the Administrator for the allocable portion of overhead and other expenses incurred by the Administrator in performing its obligations to us under the Administration Agreement, such as, but not limited to, the allocable portion of the cost of our chief financial officer and their staff. This could create conflicts of interest that our Board must monitor.

The Investment Adviser’s liability is limited under the Investment Advisory Agreement, and we have agreed to indemnify the Investment Adviser against certain liabilities, which may lead the Investment Adviser to act in a riskier manner than it would when acting for its own account.

Under the Investment Advisory Agreement, the Investment Adviser does not assume any responsibility other than to render the services called for under that agreement, and it is not responsible for any action of our Board in following or declining to follow the Investment Adviser’s advice or recommendations. Under the terms of the Investment Advisory Agreement, the Investment Adviser, its officers, managers, agents, employees, controlling persons, members (or their owners) and any other person or entity affiliated with it, are not liable for any action taken or omitted to be taken by the Investment Adviser in connection with the performance of any of its duties or obligations under the Investment Advisory Agreement or otherwise as our Investment Adviser (except to the extent specified in Section 36(b) of the 1940 Act concerning loss resulting from a breach of fiduciary duty with respect to the receipt of compensation for services). In addition, we have agreed to indemnify the Investment Adviser (and its officers, managers, partners, agents, employees, controlling persons, members and any other person or entity affiliated with the Investment Adviser) and hold them harmless from and against all damages, liabilities, costs and expenses, including reasonable legal fees and other expenses reasonably incurred, arising out of or in connection with our business and operations or any action taken or omitted pursuant to authority granted by the Investment Advisory Agreement, except where attributable to willful misfeasance, bad faith or gross negligence in the performance of the Investment Adviser’s duties or by reason of the reckless disregard of the Investment Adviser’s duties and obligations under the Investment Advisory Agreement or by reason of a breach of the Investment Adviser’s fiduciary duties under ERISA, if applicable. These protections may lead the Investment Adviser to act in a riskier manner than it would when acting for its own account.

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

Environmental, Social, and Governance (“ESG”) Risk.

The Company faces increasing public scrutiny related to ESG activities. The Company risks damage to its brand and reputation if it fails to act responsibly with respect to environmental stewardship, corporate governance and transparency and considering ESG factors in its investment processes. Adverse incidents with respect to ESG activities could impact the value of the Company’s brand, the cost of its operations and relationships with stockholders, all of which could adversely affect the business and results of operations. Additionally, new regulatory initiatives related to ESG could adversely affect the Company’s business.

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

Management's Role in Cybersecurity Risk Management

The Company’s management, including the Company’s CCO and the Investment Adviser's Committee, are responsible for assessing and managing material risks from cybersecurity threats that impact the Company. The CCO of the Company oversees the Company’s oversight function generally and relies on the Investment Adviser’s Committee to assist with assessing and managing material risks from cybersecurity threats. The Committee is chaired by an outside cybersecurity and information technology expert, and its other members are the Investment Adviser's Chief Financial Officer, CCO, General Counsel, Chief Operating Officer, and Director of Information Technology. The CCO has been responsible for oversight of the Company’s overall SEC compliance program, since April 2025, and has served as chief compliance officer and compliance consultant to multiple business development companies, private funds, private equity and venture capital funds as well as their respective investment advisers.

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

Item 3. Legal Proceedings

We, our wholly-owned direct subsidiaries, the Investment Adviser and the Administrator are not currently subject to any material legal proceedings as of December 31, 2025. From time to time, we, our wholly-owned direct subsidiaries, the Investment Adviser and the Administrator may be a party to certain legal proceedings incidental to the normal course of our business including the enforcement of our rights under contracts with our portfolio companies. While the outcome of these legal proceedings cannot be predicted with certainty, we do not expect that these proceedings will have a material effect upon our business, financial condition or results of operations.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our outstanding shares are offered and sold in transactions exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”) under Section 4(a)(2) and Regulation D. See “Item 5—Recent Sales of Unregistered Securities” in this Annual Report for more information. There is currently no public market for the shares, and we do not expect one to develop.

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

Stockholders

As of March 12, 2026, there were 4 holders of record of our shares of common stock.

Valuation of Portfolio Investments

Please see “Item 1. Business—Valuation of Portfolio Investments” in this Annual Report for disclosure regarding valuation of portfolio investments.

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

We have adopted a DRIP, pursuant to which we will reinvest (net of withholding taxes, if any) all cash dividends declared by the Board on behalf of our stockholders who do not elect to receive their dividends in cash. As a result, if the Board authorizes, and we declare, a cash dividend or other distribution, then our stockholders who have not opted out of our DRIP will have their cash distributions automatically reinvested in additional Shares, rather than receiving the cash dividend or other distribution. Stockholders who receive dividends and other distributions in the form of Shares generally are subject to the same U.S. federal tax consequences as investors who elect to receive their distributions in cash.

The following table summarizes the Company’s distributions declared and payable for the year ended December 31, 2025:

Fiscal Year 2025	Date Declared	Record Date	Payment Date	Per Share Amount
First Quarter	March 26, 2025	March 26, 2025	March 27, 2025	$26.00
Second Quarter	June 26, 2025	June 26, 2025	June 27, 2025	$22.00
Third Quarter	September 26, 2025	September 26, 2025	September 29, 2025	$17.50
Fourth Quarter	December 26, 2025	December 26, 2025	December 29, 2025	$23.50

The following table summarizes the Company’s distributions declared and payable for the year ended December 31, 2024:

Fiscal Year 2024	Date Declared	Record Date	Payment Date	Per Share Amount
First Quarter	March 28, 2024	March 28, 2024	March 28, 2024	$24.00
Second Quarter	June 27, 2024	June 27, 2024	June 28, 2024	$27.00
Third Quarter	September 26, 2024	September 26, 2024	September 27, 2024	$30.00
Fourth Quarter	December 27, 2024	December 27, 2024	December 30, 2024	$28.50

We have entered into subscription agreements with investors and may enter into additional subscription agreements in connection with the private offering, pursuant to which have issued and sold, and may continue to issue and sell, shares of our common stock under the exemptions provided by Section 4(a)(2) of the Securities Act and Rule 506 of Regulation D thereunder.

The following table sets forth the total Shares issued through the DRIP during the year ended December 31, 2025:

Share Issue Date	Shares Issued	Net Proceeds
March 26, 2025	2,431	$2,271
June 27, 2025	2,084	1,929
September 29, 2025	1,774	1,625
December 29, 2025	2,406	2,189
Total Shares Issued	8,695	$8,014

The following table sets forth the total Shares issued related to capital drawdowns during the year ended December 31, 2025:

Share Issue Date	Shares Issued	Net Proceeds
July 8, 2025	32,393	$30,000
Total Shares Issued	32,393	$30,000

The following table sets forth the total Shares issued through the DRIP during the year ended December 31, 2024:

Share Issue Date	Shares Issued	Net Proceeds
March 28, 2024	13,657	$13,139
June 28, 2024	15,796	15,150
September 28, 2024	2,722	2,596
December 30, 2024	2,635	2,477
Total Shares Issued	34,810	$33,362

There were no Shares issued related to capital drawdowns for the year ended December 31, 2024.

Recent Sales of Unregistered Securities and Use of Proceeds

The Company did not make any sales of unregistered securities during the year ended December 31, 2025, that were not previously disclosed in a current report on Form 8-K.

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

Overview

The Company is an externally managed, non-diversified, closed-end management investment company that has elected to be regulated as a business development company (a “BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”) and has elected to be treated for U.S. federal income tax purposes, and intends to qualify annually thereafter, as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). The Company was formed on January 15, 2021 (“Inception Date”) as a Delaware corporation. The Company commenced investment operations on August 17, 2021.

The Company is managed by the Investment Adviser, a Delaware limited liability company and an affiliate of Comvest Capital Advisors LLC, Comvest Credit Advisors LLC, Comvest Credit Managers, LLC (collectively with their affiliates, “Comvest”), and Manulife Financial Corporation (“Manulife,” and collectively with Comvest and their affiliates, “Manulife | Comvest Credit Partners”). The Investment Adviser is registered with the SEC as an investment adviser under the Investment Advisers Act of 1940, as amended (“Advisers Act”). The Investment Adviser oversees the management of the Company’s activities and is responsible for making investment decisions with respect to the Company’s portfolio.

The Company’s investment objective is to generate both current income and capital appreciation by investing in middle-market companies in a wide range of industries primarily structured as senior credit facilities, and to a lesser extent, junior credit facilities. The Company also may purchase interests in loans through secondary market transactions.

Macroeconomic Market Developments

The capital markets are subject to fluctuations caused by various external factors such as changes in the interest-rate environment, inflationary pressures, evolving geopolitical tensions, and broader economic conditions, among other factors. These macroeconomic developments are outside our control and could require us to adjust our plan of operations, and impact our financial position, results of operations or cash flows in the future. We monitor macroeconomic market developments and their related impact to our business, including impacts to our portfolio companies, employees, due diligence and underwriting processes, and the broader financial markets.

While our portfolio is not immune to the impact of macroeconomic events, we believe we and our portfolio are well positioned to manage the current environment. Given the unpredictability and fluidity of the macroeconomic market, neither our management nor our Board is able to predict the full impact of the macroeconomic events on our business, future results of operations, financial position, or cash flows. For additional information, see “Item 1A. Risk Factors” in this Annual Report.

Portfolio and Investment Activity

During the year ended December 31, 2025, we made $119.1 million of investments in new portfolio companies and had $100.8 million in aggregate amount of sales, restructurings, and repayments, resulting in net investments of $18.3 million for the period. The total portfolio of debt investments at fair value consisted of 98.9% bearing variable interest rates and 1.1% bearing fixed interest rates.

During the year ended December 31, 2024, we made $135.7 million of investments in new portfolio companies and had $99.2 million in aggregate amount of sales, restructurings, and repayments, resulting in net investments of $36.5 million for the period. The total portfolio of debt investments at fair value consisted of 100% bearing variable interest rates and 0% bearing fixed interest rates.

Our portfolio composition, based on fair value at December 31, 2025 was as follows. The weighted average current yield for the total portfolio is based on the stated coupon rates of both performing and non-accrual investments.

	Percentage of Total Portfolio	Weighted Average Current Yield for Total Portfolio
First Lien Senior Secured	98.2%	9.5%
Equity	0.9	—
Cash equivalents	0.9	—
Total	100.0%	9.5%

Our portfolio composition, based on fair value at December 31, 2024 was as follows. The weighted average current yield for the total portfolio is based on the stated coupon rates of both performing and non-accrual investments.

	Percentage of Total Portfolio	Weighted Average Current Yield for Total Portfolio
First Lien Senior Secured	98.2%	10.6%
Equity	0.9	—
Cash equivalents	0.9	—
Total	100.0%	10.6%

The following table shows our portfolio and investment activity for the years ended December 31, 2025 and 2024:

	Year ended December 31,
(in millions)	2025	2024
New investments	$119.1	$135.7
Non-cash investment income	3.5	1.9
Debt repayments in existing portfolio companies	(100.3)	(99.2)
Sales/restructurings of securities in portfolio companies	(0.5)	—
Change in unrealized gain on portfolio companies	13.4	13.2
Change in unrealized loss on portfolio companies	(29.8)	(22.7)

As of December 31, 2025, the Company’s top five industry concentrations were Consumer Services, Health Care Equipment & Services, Financial Services, Media & Entertainment, and Software & Services. On December 31, 2025, our portfolio consisted of 67 portfolio companies and was invested 98.2% in first lien loans and 0.9% in equities. The fair value of our investments was approximately $648.1 million on December 31, 2025.

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

The following summarizes our portfolio company investments and the industries in which we were invested as of December 31, 2025, calculated as a percentage of fair value as of December 31, 2025:

Portfolio Company	Investments and Cash Equivalents at Fair Value	Percentage of Total Investments at Fair Value
190 Octane Financing, LLC	$12,169	1.9%
190 Octane Holdings, LLC	—	0.0%
Abea Acquisition, Inc.	11,953	1.8%
ACT Acquisition Intermediate Holdco, LLC	7,759	1.2%
AIDC IntermediateCo 2, LLC	27,863	4.3%
Allbridge, LLC	2,136	0.3%
Allied OMS Intermediate Company, LLC	9,769	1.5%
Aspire General Holding Company LLC	19,993	3.1%
Atlas US Buyer, LLC	12,555	1.9%
Atlas US Holdings, LP	226	0.0%
Batteries Plus Holding Corporation	16,129	2.5%
BHP Management Holdings, LLC	20,087	3.1%
Billhighway, LLC	3,763	0.6%
Cardiology Management Holdings, LLC	16,898	2.6%
Cardiology Partners Co., L.P.	113	0.0%
CAS Acquisition, LLC	20,573	3.1%
CheckedUp, Inc	12,704	1.9%
CTM Acquisition, LLC	—	0.0%
CTM Group, Inc.	18,777	2.9%
Discovery SL Management, LLC	4,358	0.7%
Drive Assurance Corporation	5,090	0.8%
EEP-EPS Fund I-A, LP - Series A-1 Preferred Units	177	0.0%
Engineered Films Acquisition Inc.	19,206	2.9%
EPS Operations, LLC	17,964	2.7%
Fiesta Holdings, LLC	6,666	1.1%
Firebirds Buyer, LLC	—	0.0%
Firebirds Intermediate Holdings I, LLC	561	0.1%
Hasa Acquisition, LLC	15,800	2.4%
Hornblower Sub LLC	4,317	0.7%
Juvare, LLC	9,994	1.5%
Kemper Sports Management Holdings, LLC Equity	1,225	0.2%
Kemper Sports Management, LLC	23,137	3.5%
Kent Water Sports Holdings, LLC	8,203	1.3%
MerchantWise Solutions, LLC	11,715	1.8%
Military Retail Solutions, LLC	15,331	2.3%
Narcote, LLC	7,495	1.1%
National Debt Relief, LLC	26,236	4.0%
Oak Dental Partners	16,894	2.6%
Oak Dental Partners Holding Company, LLC	489	0.1%
OAO Acquisitions, Inc.	7,476	1.1%
OmniMax International, LLC	4,982	0.8%
OneCare Media, LLC	4,496	0.7%
OpCo Borrower, LLC	5,196	0.8%
Pansophic Learning US, LLC	15,101	2.3%
PDDS Holdco, Inc.	7,722	1.2%
PJW Ultimate Holdings, LLC	13,613	2.1%
Restaurant Holding Company, LLC	20,312	3.1%
Rushmore Intermediate II, LLC	16,771	2.6%
Rushmore Lender Co-Invest Blocker, LLC	393	0.1%
S4T Holdings Corp.	32,673	5.0%
Sarasota US Intermediate, Inc.	23,700	3.6%
SDB Partners Holdco, LLC	—	0.0%
Sea-K Investors, LLC	—	0.0%
Select Rehabilitation, LLC	13,384	2.0%
Senior Support Holdings (Franchise) Acquisition, Inc.	6,044	0.9%

Portfolio Company	Investments and Cash Equivalents at Fair Value	Percentage of Total Investments at Fair Value
Senior Support Holdings, LP	733	0.1%
Spartan CP, LLC	7,888	1.2%
The Mutual Group LLC	3,349	0.5%
Total Fleet Buyer, LLC	8,343	1.3%
TVG OCM III (FT) Blocker, LLC	—	0.0%
VardimanBlack Holdings, LLC	18,524	2.8%
Vecta Holdings, LLC	5,160	0.8%
Vistria ESS Holdings, LLC	792	0.2%
West Creek Financial SPV	424	0.1%
West Creek Financial SPV- Debt Facility VI, LLC	8,711	1.3%
Whitestone Home Furnishings, LLC	13,943	2.1%
Cash Equivalents	5,417	0.8%
Total	$653,472	100.0%

Industry	Investments and Cash Equivalents at Fair Value	Percentage of Total Portfolio
Health Care Equipment & Services	$129,653	19.8%
Consumer Services	136,325	20.9%
Financial Services	68,725	10.5%
Media & Entertainment	61,877	9.5%
Software & Services	61,057	9.3%
Capital Goods	55,807	8.5%
Commercial & Professional Services	38,625	5.9%
Insurance	28,432	4.4%
Consumer Durables & Apparel	22,146	3.4%
Technology Hardware & Equipment	16,129	2.5%
Consumer Staples Distribution & Retail	15,331	2.4%
Materials	7,495	1.1%
Cash Equivalents	5,417	0.8%
Transportation	4,317	0.7%
Telecommunication Services	2,136	0.3%
	$653,472	100.0%

The following summarizes our portfolio company investments and the industries in which we were invested as of December 31, 2024, calculated as a percentage of fair value as of December 31, 2024:

Portfolio Company(1)	Investments and Cash Equivalents at Fair Value	Percentage of Total Investments at Fair Value
190 Octane Financing, LLC	$12,730	2.0%
190 Octane Holdings, LLC	43	0.0%
Abea Acquisition, Inc.	12,103	1.9%
AccessOne Medcard, Inc.	11,470	1.8%
ACT Acquisition Intermediate Holdco, LLC	8,024	1.2%
AIDC IntermediateCo 2, LLC	28,150	4.3%
Allbridge, LLC	2,158	0.3%
Atlas US Buyer, LLC	12,793	2.0%
Atlas US Holdings, LP	436	0.1%
Batteries Plus Holding Corporation	16,294	2.5%
BHP Management Holdings, LLC	20,396	3.1%
Billhighway, LLC	3,763	0.6%
Cardiology Management Holdings, LLC	12,212	1.9%
Cardiology Partners Co., L.P.	124	0.0%
CAS Acquisition, LLC	21,108	3.2%
CheckedUp, Inc	12,255	1.9%
CTM Acquisition, LLC	40	0.0%
CTM Group, Inc.	18,219	2.8%
Discovery SL Management, LLC	2,995	0.5%
Drive Assurance Corporation	6,414	1.0%
EEP-EPS Fund I-A, LP - Series A-1 Preferred Units	621	0.1%
Engineered Films Acquisition Inc.	20,515	3.2%
EPS Operations, LLC	17,173	2.6%
Fiesta Holdings, LLC	7,740	1.2%
Firebirds Buyer, LLC	23,613	3.6%
Firebirds Intermediate Holdings I, LLC	508	0.1%
Hasa Acquisition, LLC	15,193	2.2%
Hornblower Sub LLC	4,286	0.7%
Kemper Sports Management Holdings, LLC Equity	1,521	0.2%
Kemper Sports Management, LLC	23,137	3.6%
Kent Water Sports Holdings, LLC	9,586	1.5%
MerchantWise Solutions, LLC	12,141	1.9%
Military Retail Solutions, LLC	15,736	2.4%
Mollie Funding II, LLC	8,689	1.3%
Narcote, LLC	7,656	1.2%
National Debt Relief, LLC	26,078	4.0%
Oak Dental Partners	16,726	2.6%
Oak Dental Partners Holding Company, LLC	401	0.1%
OAO Acquisitions, Inc.	7,590	1.2%
OmniMax International, LLC	2,658	0.4%
OneCare Media, LLC	8,534	1.3%
OpCo Borrower, LLC	2,150	0.3%
Pansophic Learning US, LLC	15,621	2.4%
PDDS Holdco, Inc.	16,864	2.6%
PJW Ultimate Holdings, LLC	14,839	2.3%
Priority Holdings, LLC	3,990	0.6%
Restaurant Holding Company, LLC	20,871	3.2%
Rushmore Intermediate II, LLC	15,966	2.5%
Rushmore Lender Co-Invest Blocker, LLC	831	0.1%
S4T Holdings Corp.	33,111	5.1%
SDB Partners Holdco, LLC	—	0.0%
Sea-K Investors, LLC	—	0.0%

Portfolio Company(1)	Investments and Cash Equivalents at Fair Value	Percentage of Total Investments at Fair Value
Select Rehabilitation, LLC	15,225	2.3%
Senior Support Holdings (Franchise) Acquisition, Inc.	4,258	0.7%
Senior Support Holdings, LP	515	0.1%
Spartan CP, LLC	6,833	1.1%
Total Fleet Buyer, LLC	6,859	1.1%
TVG OCM III (FT) Blocker, LLC	—	0.0%
VardimanBlack Holdings, LLC	24,970	3.8%
Vecta Holdings, LLC	7,374	1.1%
Vistria ESS Holdings, LLC	750	0.1%
West Creek Financial SPV- Debt Facility VI, LLC	6,969	1.1%
Whitestone Home Furnishings, LLC	14,386	2.2%
Cash Equivalents	4,857	0.8%
Total	$649,068	100.0%

(1)
The Company updated certain descriptions of its portfolio companies presented in the consolidated financial statements as of December 31, 2024 to align with the legal issuer name, where applicable. These updates had no impact on the Consolidated Statements of Assets and Liabilities as of December 31, 2024.

Industry(1)	Investments and Cash Equivalents at Fair Value	Percentage of Total Portfolio
Consumer Services	$142,554	22.0%
Health Care Equipment & Services	113,774	17.5%
Financial Services	91,533	14.1%
Media & Entertainment	64,866	10.0%
Software & Services	60,918	9.4%
Capital Goods	52,815	8.1%
Commercial & Professional Services	41,235	6.4%
Consumer Durables & Apparel	23,972	3.7%
Technology Hardware & Equipment	16,294	2.5%
Consumer Staples Distribution & Retail	15,736	2.4%
Materials	7,656	1.2%
Insurance	6,414	1.0%
Cash Equivalents	4,857	0.7%
Transportation	4,286	0.7%
Telecommunication Services	2,158	0.3%
	$649,068	100.0%

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

4

Investments that are performing below our expectations and for which risk has increased since the original investment. Although the loan is underperforming, there is not a high likelihood of any loss of principal or interest but there may be a possibility for equity returns, one-time fees or capitalized interest (if applicable).

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

As of December 31, 2025, the weighted average risk rating of our investments based on fair value was 2.5. As of December 31, 2025, the Company had six portfolio companies on non-accrual status. Refer to Note 2—Summary of Significant Accounting Policies—for additional details regarding the Company’s non-accrual policy.

Internal Performance Rating	Investments at Fair Value (In thousands)	Percentage of Total Investments
1	$—	0.0%
2	487,829	75.2%
3	52,334	8.1%
4	75,424	11.6%
5	22,812	3.6%
6	9,656	1.5%
Total	$648,055	100.0%

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

The following table shows the amortized cost and fair value of our performing and non-accrual investments as of December 31, 2025 and December 31, 2024.

	December 31, 2025		December 31, 2024
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Performing	$606,722	$603,418	$614,567	$614,653
Non-accrual	76,552	44,637	48,502	29,558
Total	$683,274	$648,055	$663,069	$644,211

As of December 31, 2025 and 2024, certain of our investments were on non-accrual status, as reflected in the Schedule of Investments. A summary of our non-accrual assets as of December 31, 2025 and 2024, is provided below. Under U.S. Generally Accepted Accounting Principles (“GAAP”), we will not recognize cash and PIK interest income on such investments for financial reporting purposes.

		December 31, 2025		December 31, 2024
Portfolio Company	Date of Non-Accrual Status	Amortized Cost	Fair Value	Amortized Cost	Fair Value
190 Octane Financing LLC Equity (1)	7/1/2025	$13,759	$12,169	$—	$—
Kent Water Sports Holdings, LLC(1)	10/1/2023	12,713	—	12,713	3,330
OneCare Media, LLC(1)	10/1/2024	13,379	4,496	14,157	8,534
Select Rehabilitation, LLC(1)	10/1/2024	6,088	6,965	18,724	15,225
VardimanBlack Holdings, LLC(1)	10/1/2023	22,192	15,847	2,908	2,469
Vecta Holdings, LLC	4/1/2025	8,421	5,160	—	—
Total		$76,552	$44,637	$48,502	$29,558
(1)
Only certain positions are on non-accrual status.

The following table shows the weighted average rate, spread over the reference rate of floating rate, fees of debt investments originated and restructured, and the weighted average rate of sales and payoffs of portfolio companies during the year ended December 31, 2025.

Weighted average rate of new investment fundings and restructurings	8.96%
Weighted average spread over Reference Rate of new floating rate investment fundings and restructurings	4.65%
Weighted average OID fees of new investment funding and restructurings	0.90%
Weighted average rate of sales and payoffs of portfolio investments	10.69%

The following table shows the weighted average rate, spread over the reference rate of floating rate, fees of debt investments originated and restructured, and the weighted average rate of sales and payoffs of portfolio companies during the year ended December 31, 2024.

Weighted average rate of new investment fundings and restructurings	10.33%
Weighted average spread over Reference Rate of new floating rate investment fundings and restructurings	5.46%
Weighted average OID fees of new investment funding and restructurings	1.24%
Weighted average rate of sales and payoffs of portfolio investments	11.84%

The amount of the portfolio in each risk rating may vary substantially from period to period resulting primarily from changes in the composition of the portfolio as a result of new investment, restructuring, repayment and exit activities. In addition, changes in the risk ratings may be made to reflect our expectation of performance and changes in investment values.

RESULTS OF OPERATIONS

Our operating results for the years ended December 31, 2025, 2024 and 2023 were as follows (dollars in thousands):

	For the Year Ended December 31,
	2025	2024	2023
Total investment income	$68,020	$79,676	$68,090
Less: Net expenses	17,449	18,008	15,051
Net investment income (loss)	50,571	61,668	53,039
Net realized gains (losses)	(4,208)	(6,262)	(4,054)
Net change in unrealized gains (losses)	(16,362)	(9,543)	(1,836)
Increase (decrease) in net assets resulting from operations	$30,001	$45,863	$47,149

Investment Income

Investment income for the years ended December 31, 2025, 2024 and 2023, were driven by deployment of capital, interest income from our investments, and an increasing invested balance. The decrease in investment income in 2025 can be primarily attributed to an increase in portfolio companies placed on non-accrual status in 2025, from 4 in 2024 to 6 in 2025, and a decrease in the average rates for the total debt portfolio. The composition of our investment income for the years ended December 31, 2025, 2024 and 2023 were as follows (dollars in thousands):

	For the Year Ended December 31,
	2025	2024	2023
Investment income from non-controlled, non-affiliated investments:
Interest income	62,964	76,248	66,418
Paid in kind interest income	2,557	1,183	447
Fee income	1,596	1,493	1,225
Investment income from non-controlled, affiliated investments:
Paid in kind interest income	903	752	—
Total investment income	$68,020	$79,676	$68,090

Operating Expenses

Net expenses decreased for the year ended December 31, 2025 compared to the year ended December 31, 2024, primarily driven by the decrease in interest expense which can be attributed to a decrease in average debt outstanding and cost of borrowing. This was partially offset by the increase in general and administrative expenses. The composition of our operating expenses for the years ended December 31, 2025, 2024 and 2023 were as follows (dollars in thousands):

	For the Year Ended
	December 31, 2025	December 31, 2024	December 31, 2023
Incentive fees	$1,615	$1,591	$2,141
Management fees, net	6,456	6,364	5,410
Interest expense	6,510	7,730	5,731
Professional fees	845	817	562
Directors' fees	88	84	94
Other general and administrative expenses	1,935	1,422	1,176
Incentive fee waiver	—	—	(63)
Net expenses	$17,449	$18,008	$15,051

Net Realized Gains (Losses) and Net Change in Unrealized Gains (Losses) on Investments

Net realized gains (losses) and net change in unrealized gains (losses) on investments for the years ended December 31, 2025, 2024 and 2023 were as follows (dollars in thousands):

	For the Year Ended
	December 31, 2025	December 31, 2024	December 31, 2023
Net realized gains (losses)
Non-controlled, non-affiliated investments	$(4,208)	$(6,262)	$(4,054)
Total net realized gains (losses)	(4,208)	(6,262)	(4,054)
Net change in unrealized gains (losses) on investments
Non-controlled, non-affiliated investments	(13,138)	(5,199)	(1,836)
Non-controlled, affiliated investments	(3,224)	(4,344)	—
Total net change in unrealized gains (losses) on investments	(16,362)	(9,543)	(1,836)
Net realized and unrealized gains (losses)	$(20,570)	$(15,805)	$(5,890)

During the year ended December 31, 2025, an investment restructuring resulted in the exchange of $18.35 million of senior secured debt for two new tranches of senior secured debt with a fair market value of $13.14 million, leading to a realized loss of $4.48 million. During the year ended December 31, 2024, as a result of an investment restructuring, $9.27 million of senior secured debt was exchanged for equity with a fair market value of $2.91 million, resulting in a realized loss of $6.36 million.

Recent Developments

None.

Liquidity and Capital Resources

We generate cash from (1) drawing down capital in respect of Shares, (2) cash flows from investments and operations and (3) borrowings from banks or other lenders.

As of December 31, 2025, we are party to the Goldman Credit Facility, as described in Note 6—Borrowings.

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

Operating liquidity is our ability to meet our short-term liquidity needs. The following table presents our operating liquidity position as of December 31, 2025:

Cash and cash equivalents	$6,349
Unfunded portfolio company commitments	(43,923)
Undrawn capital commitments	156,571
Outstanding principal on credit facility	(101,000)
Total operational liquidity	$17,997

The following table presents our operating liquidity position as of December 31, 2024:

Cash and cash equivalents	$5,334
Unfunded portfolio company commitments	(48,707)
Undrawn capital commitments	186,571
Outstanding principal on credit facility	(111,100)
Total operational liquidity	$32,098

Taxation as a RIC

We have elected to be treated, and intend to qualify annually thereafter, as a RIC under Subchapter M of the Code. As a RIC, we generally will not be subject to corporate-level U.S. federal income taxes on any income that we distribute as dividends for U.S. federal income tax purposes to our stockholders. To maintain our qualification as a RIC, we must, among other things, meet certain source-of-income and asset diversification requirements. In addition, in order to maintain RIC tax treatment, we must distribute to our stockholders, for each tax year, an amount equal to at least 90.0% of our “investment company taxable income,” which is generally our net ordinary income plus the excess, if any, of realized net short-term capital gain over realized net long-term capital loss and determined without regard to any deduction for dividends paid.

Additionally, in order to avoid the imposition of a U.S. federal excise tax, we are required to distribute, in respect of each calendar year, dividends to our stockholders of an amount at least equal to the sum of 98.0% of our calendar year net ordinary income (taking into account certain deferrals and elections); 98.2% of our capital gain net income (adjusted for certain ordinary losses) for the one year period ending on October 31 of such calendar year; and any net ordinary income and capital gain net income for preceding calendar years that were not distributed during such calendar years and on which we previously did not incur any U.S. federal income tax. If we fail to qualify as a RIC for any reason and become subject to corporate tax, the resulting corporate taxes could substantially reduce our net assets, the amount of income available for distribution and the amount of our distributions.

Related Party Transactions and Agreements

We have entered into a number of business relationships with affiliated or related parties, including the Investment Advisory Agreement and the Administration Agreement. In addition to the aforementioned agreements, we, the Investment Adviser, Comvest, Manulife and certain of their affiliates intend to rely on exemptive relief (the “Co-Investment Order”) granted by the SEC to certain affiliates of Manulife to co-invest with other funds managed by our Investment Adviser, Comvest, Manulife or their affiliates in a manner consistent with our investment objectives, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors.

See “Item 8. Financial Statements and Supplementary Data—Notes to the Consolidated Financial Statements—Note 4. Related Party Transactions.”

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

Distributions declared for the year ended December 31, 2025, totaled approximately $53.4 million.

The following table reflects distributions, including dividends and returns of capital, if any, per share that have been declared by our Board for the year ended December 31, 2025:

Fiscal Year 2025	Date Declared	Record Date	Payment Date	Per Share Amount
First Quarter	March 26, 2025	March 26, 2025	March 27, 2025	$26.00
Second Quarter	June 26, 2025	June 26, 2025	June 27, 2025	$22.00
Third Quarter	September 26, 2025	September 26, 2025	September 29, 2025	$17.50
Fourth Quarter	December 26, 2025	December 26, 2025	December 29, 2025	$23.50

Distributions declared for the year ended December 31, 2024, totaled approximately $62.1 million.

The following table reflects distributions, including dividends and returns of capital, if any, per share that have been declared by our Board for the year ended December 31, 2024:

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

Borrowings

We are only allowed to borrow money such that our asset coverage, which, as defined in the 1940 Act, measures the ratio of total assets less total liabilities not represented by senior securities to total borrowings, equals at least 150% after such borrowing, with certain limited exceptions. As a result, in addition to the foregoing 1940 Act restriction on leverage, we do not currently expect to borrow in excess of the lesser of 20% of our Aggregate Committed Capital and $130.0 million. We may in the future, though, determine to utilize a greater amount of leverage, including for investment purposes. As of December 31, 2025, we had $101.0 million par value of outstanding borrowings and our asset coverage ratio of total assets to total borrowings was 650.27%, compliant with the minimum asset coverage level of 150% generally required for a BDC by the 1940 Act.

Goldman Credit Facility

On August 11, 2021, we entered into a credit agreement (together with the exhibits and schedules thereto, the ‘‘Goldman Credit Facility’’) as the borrower and Goldman Sachs Bank USA (“Goldman Sachs”) as the lender. The Goldman Credit Facility is structured as a revolving credit facility secured by the Capital Commitments of the Company’s subscribed investors and certain related assets. As part of the Goldman Credit Facility, the Company’s right to make capital calls of investors may be pledged as collateral to the lender, which will be able to call for capital contributions upon the occurrence of an event of default under such credit facility. To the extent such an event of default does occur, investors could therefore be required to fund any shortfall up to their remaining Capital Commitments, without regard to the underlying value of their investment. See “Item 1A.—Risk Factors—If we are unable to comply with the covenants or restrictions in our borrowings, our business could be materially adversely affected.” On September 27, 2021, the Goldman Credit Facility was amended, pursuant to which the maximum loan amount was increased to the lesser of $130.0 million and the borrowing base (the “Borrowing Base”).

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

Contractual Obligations

The following table shows our payment obligations for repayment of debt and other contractual obligations as of December 31, 2025 (dollars in thousands):

	Total Aggregate Borrowing Capacity(1)	Total Principal Outstanding
Goldman Sachs Credit Facility	$130,000	$101,000
Total	$130,000	$101,000

(1)
As of December 31, 2025, we had $29.0 million in unused borrowing capacity under the Goldman Credit Facility, subject to borrowing base limits.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources.

Commitments

In the ordinary course of business, we may enter into future funding commitments. As of December 31, 2025 and 2024, we had unfunded commitments on revolving credit lines and delayed draw loans of $43.9 million and $48.7 million, respectively. We maintain sufficient financial resources to satisfy unfunded commitments, including cash on hand, undrawn capital commitments from our investors, and available borrowings to fund such unfunded commitments. Please refer to Note 7—Commitments and Contingencies in the notes to our consolidated financial statements for further detail of these unfunded commitments.

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

To the extent (i) Benefit Plan Investors hold 25% or more of our outstanding Shares, and (ii) our Shares are not listed on a national securities exchange, one or more independent valuation firms (each a “Valuation Agent”) are engaged to independently value our investments, in consultation with the Investment Adviser. Our quarterly valuation procedures, which are the procedures that will be followed by such Valuation Agent to the extent (i) Benefit Plan Investors hold 25% or more of our outstanding Shares, and (ii) our Shares are not listed on a national securities exchange, are described under Note 2—Summary of Significant Accounting Policies.

The income and market approaches were used in the determination of fair value of certain Level 3 assets as of December 31, 2025 and 2024. The significant unobservable inputs used in the income approach are the discount rate or market yield used to discount the estimated future cash flows expected to be received from the underlying investment, which include both future principal and interest payments and any other end of term fees, as applicable. Included in the consideration and selection of discount rates are factors such as risk of default, interest rate risk, and changes in credit quality. The significant unobservable inputs used in the market approach are based on market comparable transactions and market multiples of publicly traded comparable companies.

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

Revenue Recognition

Interest Income

Interest income, adjusted for amortization of premium and accretion of discount, is recorded on an accrual basis. Discount and premium on investments purchased are accreted/amortized over the expected life of the respective investment using the effective yield method. Loan origination fees, original issue discount (“OID”) and market discounts or premiums are capitalized and amortized into interest income using the effective interest method. Upon prepayment of a loan or debt security, any prepayment premiums, unamortized upfront loan origination fees and unamortized discounts are recorded as interest income. The Company may have loans in its portfolio that contain a payment in kind (“PIK”) interest provision. PIK interest is accrued and recorded as income at the contractual rates, if deemed collectible. The PIK interest is added to the principal balance on the capitalized date and is generally due at maturity or when deemed by the issuer.

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

See “Portfolio Asset Quality” above for a summary of our non-accrual assets as of December 31, 2025 and December 31, 2024.

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

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to certain financial market risks, such as interest rate fluctuations. Because we fund a portion of our investments with borrowings, our net investment income is affected by the difference between the rate at which we invest and the rate at which we borrow. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income. A prolonged reduction in interest rates will reduce our gross investment income and could result in a decrease in our net investment income if such decreases in SOFR are not offset by a corresponding increase in the spread over SOFR that we earn on any portfolio investments, a decrease in our operating expenses, including with respect to our income incentive fee, or a decrease in the interest rate of our floating interest rate liabilities tied to SOFR. As of December 31, 2025, 98.9% of our debt investments at fair value represent floating-rate investments with a reference rate floor and 1.1% of our debt investments at fair value represent fixed-rate investments. Additionally, our Goldman Credit Facility is also subject to floating interest rates and are currently paid based on floating SOFR rates.

The following table estimates the potential changes in net cash flow generated from interest income and expenses, should interest rates increase by 100, 200 or 300 basis points, or decrease by 100 and 200 basis points. Interest income is calculated as revenue from interest generated from our portfolio of investments held as of December 31, 2025. Interest expense is calculated based on the terms of our outstanding revolving credit facility and subscription line. For our Goldman Credit Facility, we use the outstanding balance as of December 31, 2025. Interest expense on this balance is calculated using the interest rate as of December 31, 2025, adjusted for the hypothetical changes in rates, as shown below.

Assuming that the Consolidated Statement of Assets and Liabilities as of December 31, 2025, was to remain constant and that we took no actions to alter our interest rate sensitivity as of such date, the following table shows the annualized impact of hypothetical base rate changes in interest rates. Actual results could differ significantly from those estimated in the table.

Change in Interest Rates	Net Increase (Decrease) in Interest Income (in thousands)	Net Increase (Decrease) in Interest Expense (in thousands)	Net Increase (Decrease) in Net Investment Income (in thousands)
Down 100 basis points	$(6,985)	$(1,010)	$(5,975)
Down 200 basis points	(13,970)	(2,020)	(11,950)
Down 300 basis points	(20,955)	(3,030)	(17,925)
Up 100 basis points	6,985	1,010	5,975
Up 200 basis points	13,970	2,020	11,950
Up 300 basis points	20,955	3,030	17,925

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

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Commonwealth Credit Partners BDC I, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of assets and liabilities of Commonwealth Credit Partners BDC I, Inc. (the Company), including the consolidated schedules of investments, as of December 31, 2025 and 2024, the related consolidated statements of operations, changes in net assets, and cash flows for each of the three years in the period ended December 31, 2025, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2025 and 2024, and the results of its operations, changes in its net assets, and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.

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

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our procedures included confirmation of investments owned as of December 31, 2025 and 2024, by correspondence with the custodian, syndication agents, and underlying investee companies.

Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2021.

Miami, Florida

March 12, 2026

COMMONWEALTH CREDIT PARTNERS BDC I, INC.

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

(amounts in thousands except share and per share data)

	December 31, 2025	December 31, 2024
Assets
Investments, at fair value:
Non-controlled, non-affiliated investments (amortized cost of $663,099 and $644,734, respectively)	$639,852	$634,625
Non-controlled, affiliated investments (amortized cost of $20,175 and $18,335, respectively)	8,203	9,586
Total investments, at fair value (amortized cost of $683,274 and $663,069, respectively)	648,055	644,211
Cash	932	477
Cash equivalents	5,417	4,857
Receivables:
Interest receivable	6,671	7,197
Principal payment receivable	1,466	752
Prepaid expenses and other assets	149	482
Total Assets	$662,690	$657,976

Liabilities
Credit facility (net of deferred financing costs of $0 and $18, respectively)	$101,000	$111,082
Payables:
Management fee payable (Note 4)	1,684	1,622
Interest payable	469	629
Incentive fee payable (Note 4)	405	406
Accrued other general and administrative expenses	777	468
Total Liabilities	$104,335	$114,207

Commitments and contingencies (Note 7)

Net Assets
Common Stock, $0.001 par value; 1,000,000 shares authorized; 623,337 and 582,249 shares issued and outstanding, respectively	$1	$1
Additional paid-in capital	606,188	569,695
Total distributable earnings (accumulated deficit)	(47,834)	(25,927)
Total Net Assets	$558,355	$543,769
Total Liabilities and Net Assets	$662,690	$657,976
Net Asset Value Per Share of Common Stock	$895.75	$933.91

The accompanying notes are an integral part of these consolidated financial statements.

COMMONWEALTH CREDIT PARTNERS BDC I, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(amounts in thousands except share and per share data)

	For the Year Ended December 31,
	2025	2024	2023
Income:
Investment income from non-controlled, non-affiliated investments:
Interest income	$62,964	$76,248	$66,418
Paid in kind interest income	2,557	1,183	447
Fee income	1,596	1,493	1,225
Investment income from non-controlled, affiliated investments:
Interest income	—	—	—
Paid in kind interest income	903	752	—
Total Investment Income	68,020	79,676	68,090
Expenses:
Incentive fees	1,615	1,591	2,141
Management fees	6,456	6,364	5,410
Interest expense	6,510	7,730	5,731
Professional fees	845	817	562
Directors' fees	88	84	94
Other general and administrative expenses	1,935	1,422	1,176
Total Expenses	17,449	18,008	15,114
Less: Incentive fee waiver (Note 4)	—	—	(63)
Net expenses	17,449	18,008	15,051
Net Investment Income (Loss)	50,571	61,668	53,039

Realized and unrealized gains (losses) on investments and foreign currency transactions
Net realized gains (losses):
Non-controlled, non-affiliated investments	(4,208)	(6,262)	(4,054)
Total net realized gains (losses)	(4,208)	(6,262)	(4,054)
Net change in unrealized gains (losses):
Non-controlled, non-affiliated investments	(13,138)	(5,199)	(1,836)
Non-controlled, affiliated investments	(3,224)	(4,344)	—
Total net change in unrealized gains (losses)	(16,362)	(9,543)	(1,836)
Total realized and unrealized gains (losses)	(20,570)	(15,805)	(5,890)
Increase (Decrease) in Net Assets Resulting from Operations	$30,001	$45,863	$47,149

Per Share Common Stock Data:
Basic and diluted net investment income/(loss) per share of Common Stock	$85.03	$108.83	$109.91
Basic and diluted increase/(decrease) in net assets resulting from operations per share of Common Stock	$50.44	$80.94	$97.70
Weighted Average Common Stock Outstanding - Basic and Diluted	594,755	566,649	482,587

The accompanying notes are an integral part of these consolidated financial statements.

COMMONWEALTH CREDIT PARTNERS BDC I, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

(amounts in thousands except share and per share data)

	For the Year Ended December 31,
	2025	2024	2023
Increase (Decrease) in Net Assets Resulting from Operations:
Net investment income (loss)	$50,571	$61,668	$53,039
Net realized gains (losses) on investments	(4,208)	(6,262)	(4,054)
Net change in unrealized gains (losses) on investments	(16,362)	(9,543)	(1,836)
Increase (Decrease) in Net Assets Resulting from Operations	30,001	45,863	47,149

Decrease in Net Assets Resulting from Stockholder Distributions
Distributions from net investment income	(51,884)	(62,114)	(53,213)
Distributions from return of capital	(1,545)	—	(1,335)
Decrease in Net Assets Resulting from Stockholder Distributions	(53,429)	(62,114)	(54,548)

Increase in Net Assets Resulting from Capital Stock Transactions
Issuance of Common Stock	30,000	—	115,001
Reinvestment of distributions	8,014	33,362	54,548
Increase in Net Assets Resulting from Capital Stock Transactions	38,014	33,362	169,549
Total Increase (Decrease) in Net Assets	14,586	17,111	162,150
Net Assets, Beginning of Period	543,769	526,658	364,508
Net Assets, End of Period	$558,355	$543,769	$526,658

The accompanying notes are an integral part of these consolidated financial statements.

COMMONWEALTH CREDIT PARTNERS BDC I, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

	For the Year Ended December 31,
	2025	2024	2023
Cash Flows from Operating Activities:
Increase (decrease) in net assets resulting from operations	$30,001	$45,863	$47,149
Adjustments to reconcile increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Net realized (gains)/losses on investments	4,208	6,262	4,054
Net change in unrealized (gains)/losses on investments	16,362	9,543	1,836
Net accretion of discount on investments	(2,666)	(3,024)	(2,064)
Paid in kind interest income	(3,460)	(1,935)	(447)
Purchases of portfolio investments	(119,057)	(135,659)	(305,418)
Amortization of deferred financing costs	19	32	33
Sales/restructurings or repayments of portfolio investments	100,769	99,178	38,697
Increase/(decrease) in operating assets and liabilities:
(Increase)/decrease in interest receivable	526	(4,356)	(405)
(Increase)/decrease in principal payment receivable	(714)	(752)	—
(Increase)/decrease in prepaid expenses and other assets	333	(372)	83
Increase/(decrease) in management fees payable, net	62	93	678
Increase/(decrease) in interest payable	(160)	(44)	307
Increase/(decrease) in incentive fee payable, net	(1)	27	379
Increase/(decrease) in directors fee payable	—	(25)	1
Increase/(decrease) in accrued other general and administrative expenses	309	68	(152)
Net cash provided by (used in) Operating Activities	26,531	14,899	(215,269)
Cash Flows provided by (used in) Financing Activities:
Borrowings on credit facility	126,900	105,700	240,900
Payments on credit facility	(137,000)	(95,400)	(140,100)
Distributions paid in cash	(45,416)	(28,752)	—
Proceeds from issuance of Common Stock	30,000	—	115,001
Net cash provided by (used in) Financing Activities	(25,516)	(18,452)	215,801
Net increase (decrease) in cash and cash equivalents	1,015	(3,553)	532
Cash and cash equivalents, beginning of period	5,334	8,887	8,355
Cash and cash equivalents, end of period	$6,349	$5,334	$8,887

Supplemental and Non-Cash Information:
Interest paid during the period	$6,670	$7,774	$5,424
Reinvestment of distributions during the period	$8,014	$33,362	$54,548

The accompanying notes are an integral part of these consolidated financial statements.

COMMONWEALTH CREDIT PARTNERS BDC I, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

(amounts in thousands, except per share data)

December 31, 2025

Portfolio Company - Investment (3)(7)	Industry	Spread Above Index	Interest Rate (5)(10)	Maturity Date	Principal / Shares(14)	Amortized Cost	Fair Value	Percentage of Net Assets (2)
Debt Investments
First Lien Senior Secured
190 Octane Financing, LLC - Term Loan (12)	Consumer Services	SOFR + 5.50% (1.00% floor) + 2.25% PIK	11.52%	5/10/2027	$8,535	$8,270	$7,375	1.3%
190 Octane Financing, LLC - Delayed Draw Term Loan (12)	Consumer Services	SOFR + 5.50% (1.00% floor) + 2.25% PIK	11.52%	5/10/2027	4,934	4,816	4,263	0.8%
190 Octane Financing, LLC - Revolving Credit Line (4)(12)	Consumer Services	SOFR + 5.50% (1.00% floor) + 2.25% PIK	11.52%	5/10/2027	689	673	531	0.1%
Abea Acquisition, Inc. - Term Loan	Consumer Services	SOFR + 6.50% (1.00% floor)	10.32%	11/30/2026	11,086	11,040	10,620	1.9%
Abea Acquisition, Inc. - Delayed Draw Term Loan	Consumer Services	SOFR + 6.50% (1.00% floor)	10.32%	11/30/2026	1,391	1,385	1,333	0.2%
ACT Acquisition Intermediate Holdco, LLC - Term Loan	Media & Entertainment	SOFR + 7.00% (1.00% floor)	12.83%	12/4/2028	6,390	6,294	6,281	1.1%
ACT Acquisition Intermediate Holdco, LLC - Delayed Draw Term Loan	Media & Entertainment	SOFR + 7.00% (1.00% floor)	12.83%	12/4/2028	1,407	1,387	1,383	0.2%
ACT Acquisition Intermediate Holdco, LLC - Revolving Credit Line (4)	Media & Entertainment	SOFR + 7.00% (1.00% floor)	12.83%	12/4/2028	108	99	95	-%
AIDC IntermediateCo 2, LLC - Term Loan	Software & Services	SOFR + 5.25% (1.00% floor)	8.97%	7/22/2027	27,863	27,630	27,863	5.0%
Allbridge, LLC - Term Loan	Telecommunication Services	SOFR + 5.50% (1.00% floor)	9.17%	6/5/2030	2,136	2,115	2,136	0.4%
Allbridge, LLC - Delayed Draw Term Loan (4)	Telecommunication Services	SOFR + 5.50% (1.00% floor)	9.17%	6/5/2030	—	(1)	—	—%
Allbridge, LLC - Revolving Credit Line (4)	Telecommunication Services	SOFR + 5.50% (1.00% floor)	9.17%	6/5/2030	—	(2)	—	—%
Allied OMS Intermediate Company, LLC - Term Loan	Health Care Equipment & Services	SOFR + 5.25% (1.00% floor)	9.01%	12/12/2030	9,087	9,002	9,060	1.6%
Allied OMS Intermediate Company, LLC - Delayed Draw Term Loan (4)	Health Care Equipment & Services	SOFR + 5.25% (1.00% floor)	9.01%	12/12/2030	—	(15)	(10)	—%
Allied OMS Intermediate Company, LLC - Revolving Credit Line (4)	Health Care Equipment & Services	SOFR + 5.25% (1.00% floor)	9.01%	12/12/2030	—	(10)	(3)	—%
Aspire General Holding Company LLC - Term Loan	Insurance	SOFR + 6.00% (2.00% floor)	9.67%	8/1/2030	20,233	20,038	20,030	3.6%
Aspire General Holding Company LLC - Delayed Draw Term Loan (4)	Insurance	SOFR + 6.00% (2.00% floor)	9.67%	8/1/2030	—	(27)	(29)	—%
Aspire General Holding Company LLC - Revolving Credit Line (4)	Insurance	SOFR + 6.00% (2.00% floor)	9.67%	8/1/2030	—	(7)	(8)	—%
Atlas US Buyer, LLC - Term Loan	Financial Services	SOFR + 6.00% (0.75% floor) + 0.50% PIK	10.36%	12/31/2027	9,290	9,228	8,928	1.6%
Atlas US Buyer, LLC - Delayed Draw Term Loan	Financial Services	SOFR + 6.00% (0.75% floor) + 0.50% PIK	10.36%	12/31/2027	3,288	3,270	3,160	0.6%
Atlas US Buyer, LLC - Revolving Credit Line (4)	Financial Services	SOFR + 6.00% (0.75% floor) + 0.50% PIK	10.36%	12/31/2027	517	511	467	0.1%

COMMONWEALTH CREDIT PARTNERS BDC I, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS (CONTINUED)

(amounts in thousands, except per share data)

December 31, 2025

Portfolio Company - Investment (3)(7)	Industry	Spread Above Index	Interest Rate (5)(10)	Maturity Date	Principal / Shares(14)	Amortized Cost	Fair Value	Percentage of Net Assets (2)
Debt Investments
First Lien Senior Secured
Batteries Plus Holding Corporation - Term Loan	Technology Hardware & Equipment	SOFR + 6.75% (1.00% floor)	10.57%	6/27/2028	$16,129	$15,892	$16,129	2.9%
Batteries Plus Holding Corporation - Revolving Credit Line (4)	Technology Hardware & Equipment	SOFR + 6.75% (1.00% floor)	10.57%	6/27/2028	—	(27)	—	—%
BHP Management Holdings, LLC - Term Loan	Health Care Equipment & Services	SOFR + 4.50% (1.00% floor)	8.32%	10/27/2028	12,799	12,656	12,735	2.3%
BHP Management Holdings, LLC - Delayed Draw Term Loan	Health Care Equipment & Services	SOFR + 4.50% (1.00% floor)	8.32%	10/27/2028	7,389	7,303	7,352	1.3%
Billhighway, LLC - Term Loan	Software & Services	SOFR + 5.25% (1.00% floor)	8.97%	2/8/2029	3,540	3,504	3,540	0.6%
Billhighway, LLC - Delayed Draw Term Loan	Software & Services	SOFR + 5.25% (1.00% floor)	8.97%	2/8/2029	223	221	223	—%
Billhighway, LLC - Revolving Credit Line (4)	Software & Services	SOFR + 5.25% (1.00% floor)	8.97%	2/8/2029	—	(3)	—	—%
Cardiology Management Holdings, LLC - Term Loan	Health Care Equipment & Services	SOFR + 5.75% (1.00% floor)	9.62%	1/31/2029	7,051	6,968	7,051	1.3%
Cardiology Management Holdings, LLC - Delayed Draw Term Loan A	Health Care Equipment & Services	SOFR + 5.75% (1.00% floor)	9.62%	1/31/2029	4,976	4,918	4,976	0.9%
Cardiology Management Holdings, LLC - Delayed Draw Term Loan B	Health Care Equipment & Services	SOFR + 5.75% (1.00% floor)	9.62%	1/31/2029	4,871	4,803	4,871	0.9%
CAS Acquisition, LLC - Term Loan	Financial Services	SOFR + 6.00% (1.00% floor)	9.82%	4/2/2030	20,573	20,456	20,573	3.7%
CAS Acquisition, LLC - Revolving Credit Line (4)	Financial Services	SOFR + 6.00% (1.00% floor)	9.82%	4/2/2030	—	(5)	—	—%
CheckedUp, Inc - Term Loan	Media & Entertainment	SOFR + 5.00% (1.00% floor)	8.82%	10/20/2027	8,891	8,824	8,891	1.6%
CheckedUp, Inc - Delayed Draw Term Loan	Media & Entertainment	SOFR + 5.00% (1.00% floor)	8.82%	10/20/2027	2,493	2,474	2,493	0.4%
CheckedUp, Inc - Revolving Credit Line (4)	Media & Entertainment	SOFR + 5.00% (1.00% floor)	8.82%	10/20/2027	1,320	1,308	1,320	0.2%
CTM Group, Inc. - Term Loan	Media & Entertainment	SOFR + 6.75% (1.00% floor) + 0.75% PIK	11.34%	11/30/2026	19,360	19,215	17,734	3.2%
CTM Group, Inc. - Revolving Credit Line	Media & Entertainment	SOFR + 6.75% (1.00% floor) + 0.75% PIK	11.34%	11/30/2026	1,139	1,132	1,043	0.2%
Discovery SL Management, LLC - Delayed Draw Term Loan A	Health Care Equipment & Services	SOFR + 4.75% (1.00% floor)	8.47%	3/18/2030	429	425	428	0.1%
Discovery SL Management, LLC - Delayed Draw Term Loan B (4)	Health Care Equipment & Services	SOFR + 4.75% (1.00% floor)	8.47%	3/18/2030	1,373	1,358	1,370	0.2%
Discovery SL Management, LLC - Revolving Credit Line (4)	Health Care Equipment & Services	SOFR + 4.75% (1.00% floor)	8.47%	3/18/2030	—	(3)	(1)	—%
Discovery SL Management, LLC - Term Loan	Health Care Equipment & Services	SOFR + 4.75% (1.00% floor)	8.47%	3/18/2030	2,566	2,543	2,561	0.5%
Drive Assurance Corporation - Term Loan (1)	Insurance	SOFR + 7.00% (2.00% floor)	10.72%	7/10/2030	5,090	5,049	5,090	0.9%
Engineered Films Acquisition Inc. - Revolving Credit Line (4)	Capital Goods	SOFR + 5.25% (1.00% floor)	9.08%	4/30/2029	—	(16)	(18)	—%

COMMONWEALTH CREDIT PARTNERS BDC I, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS (CONTINUED)

(amounts in thousands, except per share data)

December 31, 2025

Portfolio Company - Investment (3)(7)	Industry	Spread Above Index	Interest Rate (5)(10)	Maturity Date	Principal / Shares(14)	Amortized Cost	Fair Value	Percentage of Net Assets (2)
Debt Investments
First Lien Senior Secured
Engineered Films Acquisition Inc. - Term Loan	Capital Goods	SOFR + 5.25% (1.00% floor)	9.08%	4/30/2029	$19,340	$19,212	$19,224	3.4%
EPS Operations, LLC - Term Loan	Media & Entertainment	SOFR + 7.00% (1.00% floor)	10.72%	2/24/2028	17,149	16,937	16,480	3.0%
EPS Operations, LLC - Revolving Credit Line (4)	Media & Entertainment	SOFR + 6.00% (1.00% floor)	9.72%	2/24/2028	1,553	1,534	1,484	0.3%
Fiesta Holdings, LLC - Revolving Credit Line B (4)	Consumer Services	SOFR + 5.25% (1.00% floor)	9.07%	10/23/2029	—	(6)	—	—%
Fiesta Holdings, LLC - Term Loan B	Consumer Services	SOFR + 5.25% (1.00% floor)	9.07%	10/23/2029	6,666	6,607	6,666	1.2%
Hasa Acquisition, LLC - Delayed Draw Term Loan (4)(11)	Capital Goods	SOFR + 4.50% (1.00% floor)	8.46%	1/10/2029	124	99	117	—%
Hasa Acquisition, LLC - Revolving Credit Line (4)(11)	Capital Goods	SOFR + 4.50% (1.00% floor)	8.46%	1/10/2029	528	505	522	0.1%
Hasa Acquisition, LLC - Term Loan (11)	Capital Goods	SOFR + 4.50% (1.00% floor)	8.46%	1/10/2029	14,231	14,004	14,174	2.5%
Hasa Acquisition, LLC - Term Loan B (11)	Capital Goods	SOFR + 4.50% (1.00% floor)	8.46%	1/10/2029	991	978	987	0.2%
Hornblower Sub LLC - Revolving Credit Line (4)(11)	Transportation	SOFR + 5.50% (1.00% floor)	9.19%	7/3/2029	612	607	579	0.1%
Hornblower Sub LLC - Term Loan (11)	Transportation	SOFR + 5.50% (1.00% floor)	9.46%	7/3/2029	3,947	3,916	3,738	0.7%
Juvare, LLC - Delayed Draw Term Loan (4)	Software & Services	SOFR + 5.25% (0.50% floor)	9.10%	5/1/2031	—	—	(4)	—%
Juvare, LLC - Revolving Credit Line (4)	Software & Services	SOFR + 5.25% (0.50% floor)	9.10%	5/1/2031	—	(7)	(8)	—%
Juvare, LLC - Term Loan	Software & Services	SOFR + 5.25% (0.50% floor)	9.10%	5/1/2031	10,056	10,006	10,006	1.8%
Kemper Sports Management, LLC - Delayed Draw Term Loan	Consumer Services	SOFR + 5.00% (1.00% floor)	8.72%	10/11/2029	4,518	4,463	4,518	0.8%
Kemper Sports Management, LLC - Revolving Credit Line (4)	Consumer Services	SOFR + 5.00% (1.00% floor)	8.72%	10/11/2029	—	(19)	—	—%
Kemper Sports Management, LLC - Term Loan	Consumer Services	SOFR + 5.00% (1.00% floor)	8.72%	10/11/2029	18,619	18,371	18,619	3.3%
Kent Water Sports Holdings, LLC - Delayed Draw Term Loan First-Out (13)	Consumer Durables & Apparel	SOFR + 10.00% (1.00% floor) PIK	13.83%	10/18/2027	8,527	7,462	8,203	1.5%
Kent Water Sports Holdings, LLC - Delayed Draw Term Loan Last-Out (12)(13)	Consumer Durables & Apparel	SOFR + 13.50% (1.00% floor) PIK	17.33%	10/18/2027	19,032	12,713	—	—%
MerchantWise Solutions, LLC - Delayed Draw Term Loan	Software & Services	SOFR + 3.00% (0.75% floor) + 4.50% PIK	11.17%	6/1/2028	2,424	2,402	2,033	0.4%
MerchantWise Solutions, LLC - Term Loan	Software & Services	SOFR + 3.00% (0.75% floor) + 4.50% PIK	11.17%	6/1/2028	11,540	11,440	9,682	1.7%

COMMONWEALTH CREDIT PARTNERS BDC I, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS (CONTINUED)

(amounts in thousands, except per share data)

December 31, 2025

Portfolio Company - Investment (3)(7)	Industry	Spread Above Index	Interest Rate (5)(10)	Maturity Date	Principal / Shares(14)	Amortized Cost	Fair Value	Percentage of Net Assets (2)
Debt Investments
First Lien Senior Secured
Military Retail Solutions, LLC - Delayed Draw Term Loan (4)(11)	Consumer Staples Distribution & Retail	SOFR + 5.25% (1.00% floor)	9.00%	6/28/2029	$—	$(13)	$—	—%
Military Retail Solutions, LLC - Revolving Credit Line (4)(11)	Consumer Staples Distribution & Retail	SOFR + 5.25% (1.00% floor)	9.00%	6/28/2029	245	232	245	—%
Military Retail Solutions, LLC - Term Loan (11)	Consumer Staples Distribution & Retail	SOFR + 5.25% (1.00% floor)	9.00%	6/28/2029	15,086	14,857	15,086	2.7%
Narcote, LLC - Revolving Credit Line (1)(4)	Materials	SOFR + 7.00% (1.00% floor)	10.83%	3/30/2027	—	(6)	—	—%
Narcote, LLC - Term Loan A (1)	Materials	SOFR + 7.00% (1.00% floor)	10.83%	3/30/2027	2,637	2,622	2,637	0.5%
Narcote, LLC - Term Loan B (1)(8)	Materials	SOFR + 7.00% (1.00% floor)	10.83%	3/30/2027	4,394	4,369	4,394	0.8%
Narcote, LLC - Term Loan C (1)	Materials	SOFR + 7.00% (1.00% floor)	10.83%	3/30/2027	464	461	464	0.1%
National Debt Relief, LLC - Delayed Draw Term Loan	Financial Services	SOFR + 6.50% (2.50% floor)	10.33%	2/7/2028	10,943	10,891	10,932	2.0%
National Debt Relief, LLC - Revolving Credit Line	Financial Services	SOFR + 6.50% (2.50% floor)	10.33%	2/7/2028	2,189	2,179	2,186	0.4%
National Debt Relief, LLC - Term Loan	Financial Services	SOFR + 6.50% (2.50% floor)	10.33%	2/7/2028	13,131	13,068	13,118	2.3%
Oak Dental Partners - Revolving Credit Line (4)	Health Care Equipment & Services	SOFR + 6.00% (2.00% floor)	9.83%	3/22/2028	344	335	336	0.1%
Oak Dental Partners - Term Loan	Health Care Equipment & Services	SOFR + 6.00% (2.00% floor)	9.83%	3/22/2028	16,725	16,501	16,558	3.0%
OAO Acquisitions, Inc. - Delayed Draw Term Loan	Capital Goods	SOFR + 5.00% (1.25% floor)	8.74%	12/27/2029	1,306	1,291	1,299	0.2%
OAO Acquisitions, Inc. - Revolving Credit Line (4)	Capital Goods	SOFR + 5.00% (1.25% floor)	8.74%	12/27/2029	—	(7)	(3)	—%
OAO Acquisitions, Inc. - Term Loan	Capital Goods	SOFR + 5.00% (1.25% floor)	8.74%	12/27/2029	6,211	6,147	6,180	1.1%
OmniMax International, LLC - Delayed Draw Term Loan	Capital Goods	SOFR + 5.75% (1.00% floor)	9.42%	12/6/2030	837	822	835	0.1%
OmniMax International, LLC - Term Loan	Capital Goods	SOFR + 5.75% (1.00% floor)	9.42%	12/6/2030	2,709	2,662	2,704	0.5%
OmniMax International, LLC - Term Loan B	Capital Goods	SOFR + 5.75% (1.00% floor)	9.42%	12/6/2030	1,445	1,417	1,443	0.3%
OneCare Media, LLC - Revolving Credit Line (4)(12)	Media & Entertainment	SOFR + 4.50% (1.00% floor)	8.32%	9/29/2026	—	(6)	(418)	(0.1)%
OneCare Media, LLC - Term Loan A (12)	Media & Entertainment	SOFR + 4.50% (1.00% floor)	8.32%	9/29/2026	10,528	9,261	3,400	0.6%
OneCare Media, LLC - Term Loan B (12)	Media & Entertainment	SOFR + 4.50% (1.00% floor)	8.32%	9/29/2026	2,337	2,057	755	0.1%
OneCare Media, LLC - Term Loan C (12)	Media & Entertainment	SOFR + 4.50% (1.00% floor)	8.32%	9/29/2026	1,461	1,286	472	0.1%
OneCare Media, LLC - Term Loan D (12)	Media & Entertainment	SOFR + 4.50% (1.00% floor)	8.32%	12/31/2027	888	781	287	0.1%

COMMONWEALTH CREDIT PARTNERS BDC I, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS (CONTINUED)

(amounts in thousands, except per share data)

December 31, 2025

Portfolio Company - Investment (3)(7)	Industry	Spread Above Index	Interest Rate (5)(10)	Maturity Date	Principal / Shares(14)	Amortized Cost	Fair Value	Percentage of Net Assets (2)
Debt Investments
First Lien Senior Secured
OpCo Borrower, LLC - Term Loan B	Health Care Equipment & Services	SOFR + 6.25% (1.00% floor)	10.23%	4/26/2029	$5,196	$5,138	$5,196	0.9%
Pansophic Learning US, LLC - Delayed Draw Term Loan	Consumer Services	SOFR + 5.75% (1.00% floor)	9.47%	5/15/2029	1,679	1,651	1,679	0.3%
Pansophic Learning US, LLC - Revolving Credit Line (4)	Consumer Services	SOFR + 5.75% (1.00% floor)	9.47%	5/15/2029	—	(17)	—	—%
Pansophic Learning US, LLC - Term Loan	Consumer Services	SOFR + 5.75% (1.00% floor)	9.47%	5/15/2029	13,422	13,198	13,422	2.4%
PDDS Holdco, Inc. - Revolving Credit Line (4)(11)	Software & Services	SOFR + 6.00% (0.75% floor)	9.72%	9/30/2031	—	(11)	(12)	—%
PDDS Holdco, Inc. - Term Loan B (11)	Software & Services	SOFR + 6.00% (0.75% floor)	9.72%	9/30/2031	7,820	7,743	7,734	1.4%
PJW Ultimate Holdings, LLC - Revolving Credit Line (4)	Consumer Services	SOFR + 5.50% (1.00% floor)	9.22%	11/16/2029	—	(21)	—	—%
PJW Ultimate Holdings, LLC - Term Loan B	Consumer Services	SOFR + 5.50% (1.00% floor)	9.22%	11/17/2029	13,613	13,521	13,613	2.4%
Restaurant Holding Company, LLC - Term Loan (9)	Consumer Services	SOFR + 6.25% (1.00% floor)	10.08%	2/25/2028	20,312	20,110	20,312	3.6%
Rushmore Intermediate II, LLC - Delayed Draw Term Loan	Health Care Equipment & Services	SOFR + 7.00% (1.00% floor)	10.82%	11/1/2027	1,256	1,246	1,211	0.2%
Rushmore Intermediate II, LLC - Delayed Draw Term Loan 2nd Amend	Health Care Equipment & Services	SOFR + 7.00% (1.00% floor)	10.82%	11/1/2027	1,163	1,144	1,121	0.2%
Rushmore Intermediate II, LLC - Delayed Draw Term Loan 4th Amend	Health Care Equipment & Services	SOFR + 7.00% (1.00% floor)	10.82%	11/1/2027	487	480	469	0.1%
Rushmore Intermediate II, LLC - Revolving Credit Line (4)	Health Care Equipment & Services	SOFR + 7.00% (1.00% floor)	10.83%	11/1/2027	1,337	1,329	1,289	0.2%
Rushmore Intermediate II, LLC - Term Loan	Health Care Equipment & Services	SOFR + 7.00% (1.00% floor)	10.82%	11/1/2027	12,036	11,943	11,602	2.1%
Rushmore Intermediate II, LLC - Term Loan B	Health Care Equipment & Services	SOFR + 7.00% (1.00% floor)	10.82%	11/1/2027	1,119	1,105	1,079	0.2%
S4T Holdings Corp. - Delayed Draw Term Loan	Commercial & Professional Services	SOFR + 4.75% (1.00% floor)	8.47%	12/28/2026	7,538	7,496	7,516	1.3%
S4T Holdings Corp. - Term Loan	Commercial & Professional Services	SOFR + 4.75% (1.00% floor)	8.47%	12/28/2026	25,233	25,111	25,157	4.5%
Sarasota US Intermediate, Inc. - Revolving Credit Line (4)	Consumer Services	SOFR + 4.75% (1.00% floor)	8.47%	12/15/2031	624	592	592	0.1%
Sarasota US Intermediate, Inc. - Term Loan	Consumer Services	SOFR + 4.75% (1.00% floor)	8.47%	12/15/2031	23,400	23,107	23,108	4.1%
Select Rehabilitation, LLC - Term Loan A	Health Care Equipment & Services	SOFR + 5.00% (5.00% floor)	10.00%	12/29/2028	6,419	6,419	6,419	1.1%
Select Rehabilitation, LLC - Term Loan B (12)	Health Care Equipment & Services	Fixed 7.50% PIK	7.50%	12/29/2028	13,191	6,088	6,965	1.2%

COMMONWEALTH CREDIT PARTNERS BDC I, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS (CONTINUED)

(amounts in thousands, except per share data)

December 31, 2025

Portfolio Company - Investment (3)(7)	Industry	Spread Above Index	Interest Rate (5)(10)	Maturity Date	Principal / Shares(14)	Amortized Cost	Fair Value	Percentage of Net Assets (2)
Debt Investments
First Lien Senior Secured
Senior Support Holdings (Franchise) Acquisition, Inc. - Delayed Draw Term Loan	Health Care Equipment & Services	SOFR + 5.25% (1.00% floor)	8.94%	3/20/2030	$1,829	$1,800	$1,829	0.3%
Senior Support Holdings (Franchise) Acquisition, Inc. - Term Loan	Health Care Equipment & Services	SOFR + 5.25% (1.00% floor)	8.94%	3/20/2030	4,215	4,152	4,215	0.8%
Spartan CP, LLC - Term Loan	Consumer Services	SOFR + 5.75% (1.00% floor)	9.47%	6/28/2029	5,434	5,428	5,418	1.0%
Spartan CP, LLC - Delayed Draw Term Loan	Consumer Services	SOFR + 5.75% (1.00% floor)	9.47%	6/28/2029	2,480	2,441	2,472	0.4%
Spartan CP, LLC - Revolving Credit Line (4)	Consumer Services	SOFR + 5.75% (1.00% floor)	9.47%	6/28/2029	—	(7)	(2)	—%
The Mutual Group LLC - Revolving Credit Line (4)	Insurance	SOFR + 5.75% (1.00% floor)	9.51%	1/31/2030	—	(3)	(3)	—%
The Mutual Group LLC - Term Loan	Insurance	SOFR + 5.75% (1.00% floor)	9.51%	1/31/2030	3,394	3,353	3,352	0.6%
Total Fleet Buyer, LLC - Revolving Credit Line (4)	Capital Goods	SOFR + 4.50% (1.00% floor)	8.48%	7/12/2030	—	(18)	—	—%
Total Fleet Buyer, LLC - Term Loan	Capital Goods	SOFR + 4.50% (1.00% floor)	8.48%	7/12/2030	6,791	6,694	6,791	1.2%
Total Fleet Buyer, LLC - Term Loan B	Capital Goods	SOFR + 4.50% (1.00% floor)	8.48%	7/12/2030	1,552	1,527	1,552	0.3%
VardimanBlack Holdings, LLC - Delayed Draw Term Loan (4)	Health Care Equipment & Services	SOFR + 7.00% (0.50% floor)	10.97%	3/18/2027	2,437	2,403	2,677	0.5%
VardimanBlack Holdings, LLC - Term Loan (12)	Health Care Equipment & Services	SOFR + 7.00% (0.50% floor)	10.97%	3/18/2027	21,561	19,284	15,847	2.8%
Vecta Holdings, LLC - Revolving Credit Line (4)(12)	Commercial & Professional Services	SOFR + 6.50% (1.00% floor)	10.47%	12/30/2027	750	732	391	0.1%
Vecta Holdings, LLC - Term Loan (12)	Commercial & Professional Services	SOFR + 6.50% (1.00% floor)	10.47%	12/30/2027	8,097	7,689	4,769	0.9%
West Creek Financial SPV- Debt Facility VI, LLC - Delayed Draw Term Loan (1)	Financial Services	SOFR + 5.25% (1.00% floor)	8.97%	11/19/2029	1,733	1,716	1,715	0.3%
West Creek Financial SPV- Debt Facility VI, LLC - Revolving Credit Line (1)(4)	Financial Services	SOFR + 5.25% (1.00% floor)	8.97%	11/19/2029	1,972	1,948	1,946	0.3%
West Creek Financial SPV- Debt Facility VI, LLC - Delayed Draw Term Loan B (1)(4)	Financial Services	SOFR + 5.25% (1.00% floor)	8.97%	11/19/2029	—	(28)	(28)	—%
West Creek Financial SPV- Debt Facility VI, LLC - Term Loan (1)	Financial Services	SOFR + 5.25% (1.00% floor)	8.97%	11/19/2029	5,101	5,051	5,050	0.9%
West Creek Financial SPV- Debt Facility VI, LLC - Term Loan B (1)	Financial Services	SOFR + 5.25% (1.00% floor)	8.97%	11/19/2029	456	452	452	0.1%
Whitestone Home Furnishings, LLC - Term Loan	Consumer Durables & Apparel	SOFR + 5.25% (1.00% floor)	8.97%	8/20/2026	13,943	13,896	13,943	2.5%
Total First Lien Senior Secured					698,493	673,004	642,624	114.9%
Total Debt Investments					$698,493	$673,004	$642,624	114.9%

COMMONWEALTH CREDIT PARTNERS BDC I, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS (CONTINUED)

(amounts in thousands, except per share data)

December 31, 2025

Portfolio Company - Investment (3)(7)	Industry	Spread Above Index	Interest Rate (5)(10)	Maturity Date	Principal / Shares(14)	Amortized Cost	Fair Value	Percentage of Net Assets (2)
Membership Interest Investments (6)(15)
Preferred Membership Interest
Allied OMS Intermediate Company, LLC - Preferred Units	Health Care Equipment & Services	NA	NA	NA	12,041	$634	$722	0.1%
Atlas US Holdings, LP - Class X Preferred Units	Financial Services	15.00% PIK	15.00%	NA	285,441	342	226	—%
Atlas US Holdings, LP - Class B-2 Units	Financial Services	NA	NA	NA	857,787	873	—	—%
EEP-EPS Fund I-A, LP - Series A-1 Preferred Units	Media & Entertainment	NA	NA	NA	887,237	887	177	—%
Sea-K Investors, LLC - Class A Units (11)(12)(13)	Consumer Durables & Apparel	15.00% PIK	15.00%	NA	3,495	—	—	—%
VardimanBlack Holdings, LLC - Preferred Equity (11)(12)	Health Care Equipment & Services	6.00% PIK	6.00%	NA	9,268,770	2,908	—	—%
Total Preferred Equity						5,644	1,125	0.1%
Membership Interest Investments (6)(15)
Common Membership Interest
190 Octane Holdings, LLC - Series A-1 units (11)	Consumer Services	NA	NA	NA	223,551	377	—	—%
Cardiology Partners Co., L.P. - Class O2 Units	Health Care Equipment & Services	NA	NA	NA	142,509	142	113	—%
CTM Acquisition, LLC - Class A Units	Media & Entertainment	NA	NA	NA	664,865	665	—	—%
Firebirds Intermediate Holdings I, LLC - Class A Units	Consumer Services	NA	NA	NA	590,012	590	537	0.1%
Firebirds Intermediate Holdings I, LLC - Class B Units	Consumer Services	NA	NA	NA	590,012	—	24	—%
Kemper Sports Management Holdings, LLC Equity (11)	Consumer Services	NA	NA	NA	420,992	421	1,225	0.2%
Oak Dental Partners Holding Company, LLC - Class C Units (11)	Health Care Equipment & Services	NA	NA	NA	53	344	462	0.1%
Oak Dental Partners Holding Company, LLC - Class D Units (11)	Health Care Equipment & Services	2.25% PIK	2.25% PIK	NA	19	19	27	—%
Rushmore Lender Co-Invest Blocker, LLC - Common Stock	Health Care Equipment & Services	NA	NA	NA	676,823	719	393	0.1%
SDB Partners Holdco, LLC - Class A (11)	Health Care Equipment & Services	NA	NA	NA	19,103,095	—	—	—%
Sea-K Investors, LLC - Common Stock (11)(13)	Consumer Durables & Apparel	NA	NA	NA	97	—	—	—%
Senior Support Holdings, LP - Class A-1 (11)	Health Care Equipment & Services	NA	NA	NA	449	449	531	0.1%
Senior Support Holdings, LP - Class B (11)	Health Care Equipment & Services	NA	NA	NA	449	—	202	—%
TVG OCM III (FT) Blocker, LLC - Class B Units	Media & Entertainment	6.00% PIK	6.00% PIK	NA	2,610	743	—	—%
TVG OCM III (FT) Blocker, LLC - Class L Units	Media & Entertainment	NA	NA	NA	13,965	—	—	—%

COMMONWEALTH CREDIT PARTNERS BDC I, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS (CONTINUED)

(amounts in thousands, except per share data)

December 31, 2025

Portfolio Company - Investment (3)(7)	Industry	Spread Above Index	Interest Rate (5)(10)	Maturity Date	Principal / Shares(14)	Amortized Cost	Fair Value	Percentage of Net Assets (2)
Vistria ESS Holdings, LLC - Equity Units	Commercial & Professional Services	NA	NA	NA	326	$157	$792	0.1%
Total Common Membership Interest						4,626	4,306	0.7%
Total Membership Interest						10,270	5,431	0.8%
Total Investments						$683,274	$648,055	115.7%
Cash Equivalents
First American Government Obligations Fund - X Class, 3.70% dividend yield	Cash Equivalents	NA	NA	NA	5,417	5,417	5,417	1.0%
Total Cash Equivalents						5,417	5,417	1.0%
Total Investments and Cash Equivalents						$688,691	$653,472	116.7%
Liabilities in Excess of Other Assets							$(95,117)	(16.7)%
Net Assets							$558,355	100.0%

COMMONWEALTH CREDIT PARTNERS BDC I, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS (CONTINUED)

(amounts in thousands, except per share data)

December 31, 2025

(1)
The Company deemed this asset to be a “non-qualifying asset” under Section 55(a) of the Investment Company Act of 1940, as amended (the “1940 Act”). Qualifying assets must represent at least 70.0% of the Company’s total assets at the time of acquisition of any additional non-qualifying assets. As of December 31, 2025, 3.28% of the Company’s total assets are represented by investments at fair value that are considered non-qualifying assets.
(2)
Percentages are based on net assets as of December 31, 2025.
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
(5)
The majority of the investments bear interest at a rate that may be determined by reference to Secured Overnight Financing Rate (“SOFR”) and which reset monthly, quarterly, semiannually, or annually. For each, the Company has provided the spread over the reference rate and the current interest rate in effect at the reporting date. As of December 31, 2025, the reference rates for the Company’s variable rate loans were the 1 month SOFR at 3.79%, the 3 month SOFR at 3.65%, and the 6 month SOFR at 3.57%. Certain investments are subject to an interest rate floor. For fixed rate loans, a spread above a reference rate is not applicable.
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
(15)
Security acquired in transaction exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), and may be deemed to be “restricted security” under the Securities Act. As of December 31, 2025, the aggregate fair value of these securities is $5,431, or 0.97% of the Company’s net assets. The initial acquisition dates of the restricted securities are as follows:

COMMONWEALTH CREDIT PARTNERS BDC I, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS (CONTINUED)

(amounts in thousands, except per share data)

December 31, 2025

Portfolio Company — Investment(15)	Initial Acquisition Date
190 Octane Holdings, LLC - Series A-1 units	July 1, 2022
Allied OMS Intermediate Company, LLC - Preferred Units	June 9, 2025
Atlas US Holdings, LP - Class B-2 Units	May 4, 2022
Atlas US Holdings, LP - Class X Preferred Units	May 17, 2023
Cardiology Partners Co., L.P. - Class O2 Units	January 31, 2023
CTM Acquisition, LLC - Class A Units	February 28, 2023
EEP-EPS Fund I-A, LP - Series A-1 Preferred Units	February 24, 2023
Firebirds Intermediate Holdings I, LLC - Class A Units	March 22, 2023
Firebirds Intermediate Holdings I, LLC - Class B Units	March 22, 2023
Kemper Sports Management Holdings, LLC Equity	January 12, 2023
Oak Dental Partners Holding Company, LLC - Class C Units	March 23, 2023
Oak Dental Partners Holding Company, LLC - Class D Units	October 15, 2025
Rushmore Lender Co-Invest Blocker, LLC - Common Stock	November 1, 2021
SDB Partners Holdco, LLC - Class A	March 29, 2024
Sea-K Investors, LLC - Common Stock	November 6, 2023
Sea-K Investors, LLC - Class A Units	November 6, 2023
Senior Support Holdings, LP - Class A-1	March 20, 2024
Senior Support Holdings, LP - Class B	March 20, 2024
TVG OCM III (FT) Blocker, LLC - Class B Units	September 29, 2021
TVG OCM III (FT) Blocker, LLC - Class L Units	November 6, 2025
VardimanBlack Holdings, LLC - Preferred Equity	March 29, 2024
Vistria ESS Holdings, LLC - Equity Units	December 27, 2021

The following table shows the portfolio composition by industry grouping based on fair value at December 31, 2025:

Industry	Investments and Cash Equivalents at Fair Value	Percentage of Total Portfolio
Health Care Equipment & Services	$129,653	19.8%
Consumer Services	136,325	20.9%
Financial Services	68,725	10.5%
Media & Entertainment	61,877	9.5%
Software & Services	61,057	9.3%
Capital Goods	55,807	8.5%
Commercial & Professional Services	38,625	5.9%
Insurance	28,432	4.4%
Consumer Durables & Apparel	22,146	3.4%
Technology Hardware & Equipment	16,129	2.5%
Consumer Staples Distribution & Retail	15,331	2.4%
Materials	7,495	1.1%
Cash Equivalents	5,417	0.8%
Transportation	4,317	0.7%
Telecommunication Services	2,136	0.3%
	$653,472	100.0%

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

COMMONWEALTH CREDIT PARTNERS BDC I, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS (CONTINUED)

(amounts in thousands, except per share data)

December 31, 2024

Portfolio Company - Investment (3)(7)(13)	Industry	Spread Above Index	Interest Rate (5)(8)	Maturity Date	Principal / Shares (12)	Amortized Cost	Fair Value	Percentage of Net Assets (2)
Membership Interest Investments (6)(14)
Preferred Membership Interest
Atlas US Holdings, LP - Class X Preferred Units	Financial Services	NA	15.00% PIK	NA	299,552	$300	$410	0.1%
Atlas US Holdings, LP - Class B-2 Units	Financial Services	NA	NA	NA	857,787	873	26	—%
EEP-EPS Fund I-A, LP - Series A-1 Preferred Units	Media & Entertainment	NA	NA	NA	887,237	887	621	0.1%
Sea-K Investors, LLC - Preferred Stock (9)(10)(11)	Consumer Durables & Apparel	NA	15.00% PIK	NA	3,495	—	—	—%
VardimanBlack Holdings, LLC - Preferred Equity (9)(10)	Health Care Equipment & Services	NA	6.00% PIK	NA	9,268,770	2,908	2,469	0.5%
Total Preferred Membership Interest						$4,968	$3,526	0.7%

Common Membership Interest
190 Octane Holdings, LLC - Series A-1 units (9)	Consumer Services	NA	NA	NA	223,551	$377	$43	—%
Cardiology Partners Co., L.P. - Class O2 Units	Health Care Equipment & Services	NA	NA	NA	142,509	143	124	—%
CTM Acquisition, LLC - Class A Units	Media & Entertainment	NA	NA	NA	664,865	665	40	—%
Firebirds Intermediate Holdings I, LLC - Class A Units	Consumer Services	NA	NA	NA	590,012	590	508	0.1%
Firebirds Intermediate Holdings I, LLC - Class B Units	Consumer Services	NA	NA	NA	590,012	—	—	—%
Kemper Sports Management Holdings, LLC Equity (9)	Consumer Services	NA	NA	NA	610,763	611	1,521	0.3%
Oak Dental Partners Holding Company, LLC - Class C Units (9)	Health Care Equipment & Services	NA	NA	NA	45	344	401	0.1%
Rushmore Lender Co-Invest Blocker, LLC - Common Stock	Health Care Equipment & Services	NA	NA	NA	611,207	627	831	0.2%
SDB Partners Holdco, LLC - Class A (9)	Health Care Equipment & Services	NA	NA	NA	19,103,095	—	—	—%
Sea-K Investors, LLC - Common Stock (9)(11)	Consumer Durables & Apparel	NA	NA	NA	97	—	—	—%
Senior Support Holdings, LP - Class A-1 (9)	Health Care Equipment & Services	NA	NA	NA	409	409	446	0.1%
Senior Support Holdings, LP - Class B (9)	Health Care Equipment & Services	NA	NA	NA	409	—	69	—%
TVG OCM III (FT) Blocker, LLC - Class B Units	Media & Entertainment	NA	NA	NA	2,610	743	—	—%
Vistria ESS Holdings, LLC - Equity Units	Commercial & Professional Services	NA	NA	NA	326	326	750	0.1%
Total Common Membership Interest						4,835	4,733	0.9%
Total Membership Interest Investments						9,803	8,259	1.6%
Total Investments						$663,069	$644,211	118.4%

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

COMMONWEALTH CREDIT PARTNERS BDC I, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS (CONTINUED)

(amounts in thousands, except per share data)

December 31, 2024

The following table shows the portfolio composition by industry grouping based on fair value at December 31, 2024:

Industry(1)	Investments and Cash Equivalents at Fair Value	Percentage of Total Portfolio
Consumer Services	$142,554	22.0%
Health Care Equipment & Services	113,774	17.5%
Financial Services	91,533	14.1%
Media & Entertainment	64,866	10.0%
Software & Services	60,918	9.4%
Capital Goods	52,815	8.1%
Commercial & Professional Services	41,235	6.4%
Consumer Durables & Apparel	23,972	3.7%
Technology Hardware & Equipment	16,294	2.5%
Consumer Staples Distribution & Retail	15,736	2.4%
Materials	7,656	1.2%
Insurance	6,414	1.0%
Cash Equivalents	4,857	0.7%
Transportation	4,286	0.7%
Telecommunication Services	2,158	0.3%
	$649,068	100.0%

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

December 31, 2025

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

The Company is managed by Commonwealth Credit Advisors LLC (the “Investment Adviser”), a Delaware limited liability company and an affiliate of Comvest Capital Advisors LLC, Comvest Credit Advisors LLC, Comvest Credit Managers, LLC (collectively with their affiliates, “Comvest”), and Manulife Financial Corporation (“Manulife,” and collectively with Comvest and their affiliates, “Manulife | Comvest Credit Partners”). The Investment Adviser is registered as an investment adviser under the Investment Advisers Act of 1940, as amended. The Investment Adviser oversees the management of the Company’s activities and is responsible for making investment decisions with respect to the Company’s portfolio.

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

On February 7, 2022, the Company established CCP BDC California LLC (together with CCP BDC Blocker I, LLC, CCP BDC Blocker II, LLC, and CCP Blocker III, LLC, the “Subsidiaries”), a California limited liability company that is a disregarded entity for tax purposes, to acquire investments in the state of California, as required by California law.

On November 3, 2025, Comvest entered into an agreement with Manulife (the “Manulife Transaction”) that resulted in the automatic termination of the Company’s prior investment advisory agreement with the Investment Adviser (the “Prior Investment Advisory Agreement”) under the 1940 Act. Prior thereto, on August 27, 2025 the Board of Directors of the Company (“Board”) approved a new investment advisory agreement between the Company and the Investment Adviser (the “Investment Advisory Agreement”), subject to stockholder approval. At a special meeting of the stockholders on September 24, 2025, stockholders approved the Investment Advisory Agreement, which became effective upon the closing of the Manulife Transaction. The Investment Advisory Agreement is substantively identical in all respects to the Prior Investment Advisory Agreement.

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

Certain prior period amounts have been reclassified to conform to the current period presentation. These reclassifications had no impact on previously reported net investment income, net assets, or changes in net assets. Reclassifications were made within the presentation of investment income. Specifically, Payment-in-Kind (“PIK”) income has been separately disclosed for enhanced transparency.

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

Investment Classification

The Company classifies its investments in accordance with the requirements of the 1940 Act. Under the 1940 Act, “Control” is defined as the power to exercise a controlling influence over the management or policies of a company, unless such power is solely the result of an official position with such company. In addition, in accordance with Section 2(a)(9) of the 1940 Act, any person who owns beneficially, either directly or through one or more controlled companies, more than 25% of the voting securities of a company shall be presumed to control such company. Any person who does not so own more than 25% of the voting securities of any company and/or does not have the power to exercise control over the management or policies of such portfolio company shall be presumed not to control such company. Consistent with the 1940 Act, “affiliated investments” are defined as those investments in companies in which the Company owns 5% or more of the voting securities. Consistent with the 1940 Act, “non-affiliated investments” are defined as investments that are neither control investments nor affiliated investments. As of December 31, 2025 and as of December 31, 2024, the Company did not “control” and was not an “affiliated person” of any of its portfolio companies, each as defined in the 1940 Act, except as noted as of December 31, 2025 and December 31, 2024 in the consolidated schedules of investments.

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

The Company considers all highly liquid investments with a maturity of three months or less, when acquired, to be cash equivalents. As of December 31, 2025 and December 31, 2024, the Company held cash equivalents in the form of money market fund shares held in First American Government Obligations Fund and other cash equivalents with a fair value of $5.42 million and $4.86 million, respectively, representing 0.97% and 0.89%, respectively, of the Company’s net assets. Cash equivalents in the form of money market fund shares are valued at their reported net asset value (generally $1 per share) on the measurement date, and are categorized within Level 1 of the fair value hierarchy under ASC 820, as inputs in the valuation are observable.

Organizational Expenses and Offering Costs

The Company bore the organizational expenses and offering costs incurred in connection with the formation of the Company and the offering of its Shares, including the out-of-pocket expenses of the Investment Adviser and its agents and affiliates. In addition, the

Company will reimburse the Investment Adviser for the organizational expenses and offering costs it incurs on the Company’s behalf. For the period from the Inception Date through December 31, 2025, the Company had incurred $0.48 million of organizational costs. If actual organizational expenses and offering costs incurred exceed $0.75 million, the Investment Adviser or its affiliate bear the excess costs.

Organizational expenses consist of costs incurred to establish the Company and enable it legally to do business. Organization costs are expensed as incurred. Offering costs consist of costs incurred in connection with the offering of Shares of the Company. Offering costs are capitalized as a deferred charge and amortized to expense on a straight-line basis over 12 months from the Inception Date. There were no organizational or offering costs incurred during the years ended December 31, 2025, 2024 and 2023. As of December 31, 2025 and December 31, 2024, no offering costs were deferred.

Deferred Financing Costs

Financing costs incurred in connection with the Company’s credit facilities are capitalized and amortized into expense using the straight-line method, which approximates the effective yield method over the life of the respective facility. See Note 6 – Borrowings.

Revenue Recognition

Interest Income

Interest income, adjusted for amortization of premium and accretion of discount, is recorded on an accrual basis. Discount and premium on investments purchased are accreted/amortized over the expected life of the respective investment using the effective yield method. Loan origination fees, original issue discount (“OID”) and market discounts or premiums are capitalized/deferred and amortized/accreted into interest income using the effective interest method. Upon prepayment of a loan or debt security, any prepayment premiums, unamortized upfront loan origination fees and unamortized discounts are recorded as interest income. The Company may have loans in its portfolio that contain a PIK interest provision. PIK interest is accrued and recorded as income at the contractual rates, if deemed collectible. The PIK interest is added to the principal balance on the capitalization date and is generally due at maturity or when deemed by the issuer. For the years ended December 31, 2025, 2024 and 2023, the Company recognized PIK interest from investments of $3.5 million, $1.9 million and $447.0 thousand, respectively, which is included in “Paid in Kind Interest Income” on the Consolidated Statements of Operations.

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

Income Taxes

The Company has elected to be treated for federal income tax purposes, and intends to qualify annually, as a RIC under Subchapter M of the Code and intends to operate in a manner so as to qualify for the tax treatment applicable to RICs. Generally, a corporation can qualify as a RIC if it distributes dividends for federal income tax purposes to stockholders in an amount generally equal to at least 90.0% of “investment company taxable income,” as defined in the Code, and determined without regard to any deduction for dividends paid. Distributions declared prior to the filing of the previous year’s tax return and paid up to twelve months after the previous tax year can be carried back to the prior tax year in determining the distributions paid in such tax year. The tax character of distributions is determined based on the total amount of taxable income for the full tax year and cannot be confirmed until after the close of the tax year. Accordingly, the tax character of the Company’s distributions as reported in the consolidated statements of change in net assets may be re-characterized later based on taxable income for the full tax year. The Company intends to make sufficient distributions to maintain its ability to be subject to be taxed as a RIC each year. The Company will be subject to a 4.0% nondeductible U.S. federal excise tax on certain undistributed income unless the Company distributes, in a timely manner as required by the Code, an amount at least equal to the sum of (1) 98.0% of its respective net ordinary income earned for the calendar year and (2) 98.2% of its respective capital gain net income for the one-year period ending October 31 in the calendar year, plus any net ordinary income or capital gain net income not distributed in previous years.

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

The Company is subjected to entity level taxes imposed by certain state jurisdictions. The Company paid $403.4 thousand of entity level taxes during the year ended December 31, 2025.

Segment Reporting

In accordance with ASC Topic 280 - Segment Reporting (“ASC 280”), the Company has determined that it has a single operating and reporting segment. As a result, the Company’s segment accounting policies are the same as described herein and the Company does not have any intra-segment sales and transfers of assets.

The Company operates through a single operating and reporting segment with an investment objective to generate current income and capital appreciation primarily by investing in middle-market companies. The chief operating decision maker (the “CODM”) is comprised of the Company’s chief executive officer and chief financial officer. The CODM assesses the performance and makes operating decisions for the Company primarily based on the Company’s change in net assets resulting from operations. In addition to other factors and metrics, the CODM utilizes the Company’s net assets, total return, and ratios of expenses to average net assets as a key metric in reviewing the performance of the Company. As the Company’s operations comprise a single reporting segment, the segment assets are reflected on the accompanying Consolidated Statement of Assets and Liabilities as “total assets” and the significant segment expenses are listed on the Consolidated Statement of Operations as total expenses.

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

The Company is a public business entity, and the guidance is effective for annual periods beginning after December 15, 2024 (i.e., fiscal year 2025). The Company adopted the provisions of ASU 2023-09 in its annual report for the 2025 fiscal year, and determined that its adoption did not have a material impact on the Company’s financial statements.

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

The following table presents fair value measurements of investments and cash equivalents, by major class, as of December 31, 2025, according to the fair value hierarchy:

	Fair Value Measurements
	Level 1	Level 2	Level 3	Totals
First Lien Senior Secured	$—	$—	$642,624	$642,624
Equity	—	—	5,431	5,431
Cash Equivalents	5,417	—	—	5,417
Total	$5,417	$—	$648,055	$653,472

The following table presents fair value measurements of investments and cash equivalents, by major class, as of December 31, 2024, according to the fair value hierarchy:

	Fair Value Measurements
	Level 1	Level 2	Level 3	Totals
First Lien Senior Secured	$—	$—	$635,952	$635,952
Equity	—	—	8,259	8,259
Cash Equivalents	4,857	—	—	4,857
Total	$4,857	$—	$644,211	$649,068

The following table provides a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the year ended December 31, 2025:

	First Lien Senior Secured	Equity	Total
Balance as of December 31, 2024	$635,952	$8,259	$644,211
Purchases and other adjustments to cost	121,859	658	122,517
Sales, repayments and restructurings	(100,310)	(459)	(100,769)
Net realized gain/(loss) on investments	(4,478)	270	(4,208)
Net change in unrealized gain/(loss) on investments	(13,065)	(3,297)	(16,362)
Net accretion of discount on investments	2,666	—	2,666
Balance as of December 31, 2025	$642,624	$5,431	$648,055
Net change in unrealized gain/loss for the period relating to those Level 3 assets that were still held by the Company at the end of the period:	$(16,277)	$(3,320)	$(19,597)

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

Purchases represent the acquisition of new investments at cost and PIK capitalization. Sales and repayments represent principal payments received during the period. For the years ended December 31, 2025 and 2024, there were no transfers between levels of the fair value hierarchy.

Significant Unobservable Inputs

The following table summarizes the significant unobservable inputs used to value Level 3 investments as of December 31, 2025. The table is not intended to be all-inclusive, but instead identifies the significant unobservable inputs relevant to the determination of fair values.

				Selected Input Range
Asset Category	Fair Value	Primary Valuation Technique	Unobservable Inputs	Minimum		Maximum		Weighted Average (a)
First Lien Senior Secured	$553,644	Discounted Cash Flow	Discount Rate	7.4%		22.0%		10.1%
Equity	489	Discounted Cash Flow	Discount Rate	28.4%		28.4%		28.4%
First Lien Senior Secured	49,233	Market Comparables	EBITDA Multiple	4.5	x	11.5	x	8.4	x
Equity	4,942	Market Comparables	EBITDA Multiple	5.8	x	21.5	x	13.2	x
First Lien Senior Secured	12,699	Market Comparables	Revenue Multiple	0.4	x	1.0	x	0.7	x
First Lien Senior Secured	27,048	Recent Transactions	Recent Transactions	NA		NA		NA
Total	$648,055

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

There were no significant changes in valuation approach or technique as of December 31, 2025 and 2024.

Level 3 inputs to the valuation methodology are unobservable and significant to overall fair value measurement. The inputs into the determination of fair value require significant management judgment or estimation. Financial instruments that are included in this category include investments in privately held entities where the fair value is based on unobservable inputs.

The income and market approaches were used in the determination of fair value of certain Level 3 assets as of December 31, 2025 and 2024. The significant unobservable inputs used in the income approach are the discount rate or market yield used to discount the estimated future cash flows expected to be received from the underlying investment, which include both future principal and interest payments and any other end of term fees, as applicable. Included in the consideration and selection of discount rates are factors such as risk of default, interest rate risk, and changes in credit quality. The significant unobservable inputs used in the market approach are based on market comparable transactions and market multiples of publicly traded comparable companies. Increases or decreases in the valuation multiples in isolation may result in higher or lower fair value measurement, respectively, and increases or decreases in the discount rate in isolation may result in lower or higher fair value measurement, respectively.

As of December 31, 2025 and 2024, the Company had six and four portfolio companies on a non-accrual status, respectively. Refer to Note 2 – Summary of Significant Accounting Policies for additional details regarding the Company’s non-accrual policy. The following table shows the amortized cost and fair value of the Company's performing and non-accrual investments as of December 31, 2025 and 2024:

	December 31, 2025		December 31, 2024
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Performing	$606,722	$603,418	$614,567	$614,653
Non-accrual	76,552	44,637	48,502	29,558
Total	$683,274	$648,055	$663,069	$644,211

For discussion of the fair value measurement of the Company’s borrowings, refer to Note 6 – Borrowings.

Note 4—Related Party Transactions

Investment Advisory Agreement

The closing of the Manulife Transaction resulted in the automatic termination of the “Prior Investment Advisory Agreement”. Accordingly, the Board approved the Investment Advisory Agreement between the Company and the Investment Adviser, which replaced the Prior Investment Advisory Agreement and became effective at the closing of the Manulife Transaction. All material terms remain unchanged from the Prior Investment Advisory Agreement to the Investment Advisory Agreement, including the management and incentive fees payable by the Company.

The Company pays the Investment Adviser a fee for its services under the Investment Advisory Agreement consisting of an annual base management fee (“Management Fee”) and an incentive management fee (the “Incentive Fee”), each payable quarterly.

Management Fee

During the Investment Period (as defined in the Investment Advisory Agreement), the Management Fee will be calculated at an annual rate of 1.00% with respect to the Company’s Adjusted Average Assets Invested (defined below) in respect of the relevant quarterly period, in the manner set forth in the table below. During the Investment Period, “Adjusted Average Assets Invested” shall mean (a) the average of the sum of the Company’s (i) Drawn Capital Commitments and (ii) the aggregate dollar amount of distributions issued to stockholders in-kind pursuant to the Company’s dividend reinvestment plan (“DRIP”) as of the latest declaration date of any such distribution, excluding any amounts of such distribution received in cash by stockholders that have opted out of the DRIP, and (iii) outstanding principal on borrowings, in the case of clause (i) and clause (iii), as of the last business day of each month included in the relevant quarterly period less (b) the sum of the Company’s (iv) cumulative net unrealized losses, if any, and (v) cumulative net realized losses, if any, in the case of clause (iv) and clause (v), as of the last business day of the relevant quarter. The Investment Period is subject to automatic extensions for additional one-year periods, unless the majority of stockholders elect to forego any such extension. The Investment Period has been automatically extended until August 6, 2026. For the avoidance of doubt, the quarterly Management Fees payable to the Investment Adviser are specifically set forth below.

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

The table set forth below shows the following quarterly fee percentages shall be payable with respect to the Company’s Target Adjusted Average Assets through the end of the Investment Period:

Quarter Ending	Quarter	Target Adjusted Average Assets Invested ($ in millions) [1]	Quarterly Management Fee Percentage	Quarterly Dollar Amount ($ in millions) [2]
September 30, 2021	1	$80	1%	$0.20
December 31, 2021	2	$160	1%	$0.40
March 31, 2022	3	$240	1%	$0.60
June 30, 2022	4	$320	1%	$0.80
September 30, 2022	5	$400	1%	$1.00
December 31, 2022	6	$480	1%	$1.20
March 31, 2023	7	$560	1%	$1.40
June 30, 2023	8	$640	1%	$1.60
September 30, 2023	9	$650	1%	$1.63
December 31, 2023	10	$650	1%	$1.63
March 31, 2024	11	$726	1%	$1.82
June 30, 2024	12	$740	1%	$1.85
September 30, 2024	13	$751	1%	$1.88
December 31, 2024	14	$754	1%	$1.88
March 31, 2025	15	$756	1%	$1.89
June 30, 2025	16	$758	1%	$1.90
September 30, 2025	17	$760	1%	$1.90
December 31, 2025	18 and beyond [3]	$762	1%	$1.90

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

For the years ended December 31, 2025, 2024 and 2023, the Company incurred $6.46 million, $6.36 million and $5.41 million, respectively, in Management Fees under the Investment Advisory Agreement.

There were no management fee waivers for the years ended December 31, 2025, 2024 and 2023.

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

For the years ended December 31, 2025, 2024 and 2023, the Company incurred $1.62 million, $1.59 million and $2.14 million, respectively, in incentive fees under the Investment Advisory Agreement.

The Investment Adviser has chosen to voluntarily waive $0, $0, and $63.13 thousand, respectively, of incentive fees in accordance with the Investment Advisory Agreement for the years ended December 31, 2025, 2024 and 2023. Any fees waived under the Investment Advisory Agreement are not subject to reimbursement to the Investment Adviser.

Administration Agreement

The Company has entered into an administration agreement (the “Administration Agreement”) with Commonwealth Credit Advisors LLC, a Delaware limited liability company (in such capacity, the “Administrator”), under which the Administrator provides administrative services for the Company, including arranging office facilities for the Company and providing office equipment and clerical, bookkeeping and recordkeeping services at such facilities. Under the Administration Agreement, the Administrator also performs, or oversees the performance of, the Company's required administrative services, which includes being responsible for the financial records which the Company is required to maintain and preparing reports to the Company's stockholders and reports filed with the SEC and providing the services of the Company's chief financial officer and their staff. In addition, the Administrator will assist the Company in determining and in publishing the Company's net asset value, overseeing the preparation and filing of tax returns and the preparation and dissemination of reports to the Company's stockholders, and generally overseeing the payment of the Company's expenses and the performance of administrative and professional services rendered to the Company by others. The Administrator may also provide on the Company's behalf managerial assistance to the Company's portfolio companies.

The Administrator has hired a third-party sub-administrator (the "Sub-Administrator") to assist with the provision of administration services. For the years ended December 31, 2025, 2024 and 2023, the Company incurred $0.43 million, $0.40 million, and $0.31 million, respectively, in administrative service fees under the Administration Agreement, payable to the Sub-Administrator. Administration service fees are included in other general and administrative expenses on the Statements of Operations.

Management Consulting Services

Operating Advisory Group, LLC (“OAG”), is a consulting firm who provides services relating to portfolio companies of the Company. For the year ended December 31, 2025, OAG charged the Company $49,690 for restructuring consulting and due diligence services relating to Company portfolio companies. In addition, OAG charged the portfolio companies of the Company $7,567 for diligence expenses, which were paid by the portfolio companies. OAG is also reimbursed for out-of-pocket costs in connection with its services.

Co-Investment Relief

The 1940 Act generally prohibits BDCs from entering into negotiated co-investments with affiliates absent an order from the SEC. On December 12, 2023, the SEC granted certain affiliates of Manulife an exemptive order (the “Co-Investment Order”), that allows the Company to enter into certain negotiated co-investment transactions alongside other funds managed by the Investment Adviser or its affiliates (“Affiliated Funds”) in a manner consistent with its investment objective, positions, policies, strategies, and restrictions as well as regulatory requirements and other pertinent factors, subject to compliance with the conditions of the Co-Investment Order. Pursuant to the Co-Investment Order, the Company is permitted to co-invest with its affiliates if, among other things, a “required majority” (as defined in Section 57(o) of the 1940 Act) of the Company’s Independent Directors make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the transactions, including the consideration to be paid, are reasonable and fair to the Company and the Company’s stockholders and do not involve overreaching in respect of the Company or the Company’s stockholders on the part of any person concerned, and (2) the transaction is consistent with the interests of the Company’s stockholders and is consistent with the Company’s investment objective and strategies.

Note 5—Transactions with Non-controlled Affiliated Investments

A non-controlled affiliated investment is an investment in which the Company has an ownership interest of 5% or more of its voting securities. A controlled affiliate investment is an investment which the Company has an ownership interest of more than 25% of its voting securities. Please see the Company's consolidated schedule of investments for the type of investment, principal amount/shares, interest rate including the spread, and the maturity date. Transactions related to the Company's investments with affiliates for the year ended December 31, 2025 were as follows:

Portfolio Company	Type of Asset	Amount of interest included in income	Beginning Fair Value at December 31, 2024	Gross additions(1)	Gross reductions(2)	Realized Gain/(Loss)	Change in Unrealized Gain (Loss)	Fair Value at December 31, 2025
Non-controlled, affiliated investments:
Kent Water Sports Holdings, LLC - Delayed Draw Loan Last-Out	First Lien Senior Secured	—	3,330	—	—	—	(3,330)	—
Kent Water Sports Holdings, LLC - Delayed Draw Loan First-Out	First Lien Senior Secured	903	6,256	1,904	(63)	—	106	8,203
Sea-K Investors, LLC	Preferred Equity	—	—	—	—	—	—	—
Sea-K Investors, LLC	Common Equity	—	—	—	—	—	—	—
Total Non-controlled, affiliated Investments		$903	$9,586	$1,904	$(63)	$—	$(3,224)	$8,203

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

The Goldman Credit Facility is uncommitted and matures on the earlier of (i) the date on which either the Company or lender provide written notice of termination to the other party and (ii) the date that is 30 days prior to the last date on which the Company may issue capital drawdowns to its investors. Under the Goldman Credit Facility, the Company is permitted to borrow up to the lesser of $130.00 million and the Borrowing Base. The “Borrowing Base” is based upon the unfunded capital commitments of certain subscribed investors in the Company that have been approved by Goldman Sachs and meet certain criteria. The advance rate for such investors is currently 90%. The Borrowing Base was $130.00 million at December 31, 2025. The Goldman Credit Facility contains certain customary affirmative and negative covenants and events of default. The Goldman Credit Facility bears interest at a rate Term SOFR + 2.82% per annum.

The weighted average annualized interest cost (excluding amortization of deferred financing costs and other fees) for all borrowings for the years ended December 31, 2025, 2024 and 2023 was 7.07%, 7.97%, and 7.96%, respectively. The average daily debt outstanding for the years ended December 31, 2025, 2024 and 2023 was $88.75 million, $93.43 million, and $69.40 million, respectively. The maximum debt outstanding for the years ended December 31, 2025, 2024 and 2023 was $111.40 million, $111.10 million, and $101.50 million, respectively.

The following table represents borrowings as of December 31, 2025:

	Total Aggregate Borrowing Capacity	Total Principal Outstanding	Less Deferred Financing Costs	Amount per Statements of Assets and Liabilities
Goldman Credit Facility	$130,000	$101,000	$—	$101,000
Total	$130,000	$101,000	$—	$101,000

The following table represents borrowings as of December 31, 2024:

	Total Aggregate Borrowing Capacity	Total Principal Outstanding	Less Deferred Financing Costs	Amount per Statements of Assets and Liabilities
Goldman Credit Facility	$130,000	$111,100	$18	$111,082
Total	$130,000	$111,100	$18	$111,082

The following table represents interest and debt fees for the year ended December 31, 2025:

	Interest Rate(2)	Interest Expense	Deferred Financing Costs (1)	Other Fees (1)
Goldman Credit Facility	SOFR + 2.82%	$6,362	$18	$130
Total		$6,362	$18	$130
(1)
Amortization of deferred financing costs and other fees are included in “interest expense” on the Consolidated Statements of Operations.
(2)
As of December 31, 2025, the 1-month SOFR rate was 3.79%.

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
(2)
As of December 31, 2023, the 1-month SOFR rate was 5.35%.

At December 31, 2025 and 2024, the carrying amount of the Company’s secured borrowings on the Goldman Sachs Credit Facility approximated their fair value in accordance with ASC 820. As of December 31, 2025 and 2024, the Company’s borrowings are deemed to be a Level 3 measurement, as defined in Note 3 – Fair Value of Financial Instruments.

Note 7—Commitments and Contingencies

Commitments

In the ordinary course of business, the Company may enter into future funding commitments. As of December 31, 2025 and 2024, the Company had unfunded commitments on delayed draw term loans and revolving credit lines of $43.92 million and $48.71 million, respectively. The Company maintains sufficient cash on hand, unfunded Capital Commitments, and available borrowings from the Goldman Credit Facility to fund such unfunded commitments.

As of December 31, 2025, the Company’s unfunded commitments consisted of the following:

Portfolio Company Name	Investment Type	Commitment Type	Unfunded Commitments
190 Octane Financing, LLC	First Lien Senior Secured	Revolving Credit Line	468
ACT Acquisition Intermediate Holdco, LLC	First Lien Senior Secured	Revolving Credit Line	666
Allbridge, LLC	First Lien Senior Secured	Delayed Draw Term Loan	201
Allbridge, LLC	First Lien Senior Secured	Revolving Credit Line	201
Allied OMS Intermediate Company, LLC	First Lien Senior Secured	Delayed Draw Term Loan	3,321
Allied OMS Intermediate Company, LLC	First Lien Senior Secured	Revolving Credit Line	1,107
Aspire General Holding Company LLC	First Lien Senior Secured	Delayed Draw Term Loan	2,947
Aspire General Holding Company LLC	First Lien Senior Secured	Revolving Credit Line	775
Atlas US Buyer, LLC	First Lien Senior Secured	Revolving Credit Line	766
Batteries Plus Holding Corporation	First Lien Senior Secured	Revolving Credit Line	2,158
Billhighway, LLC	First Lien Senior Secured	Revolving Credit Line	295
CAS Acquisition, LLC	First Lien Senior Secured	Revolving Credit Line	1,167
CheckedUp, Inc	First Lien Senior Secured	Revolving Credit Line	566
Discovery SL Management, LLC	First Lien Senior Secured	Delayed Draw Term Loan	435
Discovery SL Management, LLC	First Lien Senior Secured	Revolving Credit Line	363
Engineered Films Acquisition Inc.	First Lien Senior Secured	Revolving Credit Line	3,016
EPS Operations, LLC	First Lien Senior Secured	Revolving Credit Line	222
Fiesta Holdings, LLC	First Lien Senior Secured	Revolving Credit Line	749
Hasa Acquisition, LLC	First Lien Senior Secured	Delayed Draw Term Loan	1,491
Hasa Acquisition, LLC	First Lien Senior Secured	Revolving Credit Line	1,025
Hornblower Sub LLC	First Lien Senior Secured	Revolving Credit Line	14
Juvare, LLC	First Lien Senior Secured	Delayed Draw Term Loan	905
Juvare, LLC	First Lien Senior Secured	Revolving Credit Line	1,547
Kemper Sports Management, LLC	First Lien Senior Secured	Revolving Credit Line	1,676
Military Retail Solutions, LLC	First Lien Senior Secured	Delayed Draw Term Loan	1,835
Military Retail Solutions, LLC	First Lien Senior Secured	Revolving Credit Line	673
Narcote, LLC	First Lien Senior Secured	Revolving Credit Line	1,360
Oak Dental Partners	First Lien Senior Secured	Revolving Credit Line	516
OAO Acquisitions, Inc.	First Lien Senior Secured	Revolving Credit Line	659
OneCare Media, LLC	First Lien Senior Secured	Revolving Credit Line	617
Pansophic Learning US, LLC	First Lien Senior Secured	Revolving Credit Line	1,133
PDDS Holdco, Inc.	First Lien Senior Secured	Revolving Credit Line	1,117
PJW Ultimate Holdings, LLC	First Lien Senior Secured	Revolving Credit Line	2,139
Rushmore Intermediate II, LLC	First Lien Senior Secured	Revolving Credit Line	7
Sarasota US Intermediate, Inc.	First Lien Senior Secured	Revolving Credit Line	1,976
Spartan CP, LLC	First Lien Senior Secured	Revolving Credit Line	502
The Mutual Group LLC	First Lien Senior Secured	Revolving Credit Line	244
Total Fleet Buyer, LLC	First Lien Senior Secured	Revolving Credit Line	1,390
VardimanBlack Holdings, LLC	First Lien Senior Secured	Delayed Draw Term Loan	87
Vecta Holdings, LLC	First Lien Senior Secured	Revolving Credit Line	124
West Creek Financial SPV	First Lien Senior Secured	Delayed Draw Term Loan	2,851
West Creek Financial SPV- Debt Facility VI, LLC	First Lien Senior Secured	Revolving Credit Line	612
Total			$43,923

As of December 31, 2024, the Company’s unfunded commitments consisted of the following:

Portfolio Company Name	Investment Type	Commitment Type	Unfunded Commitments
190 Octane Financing, LLC	First Lien Senior Secured	Revolving Credit Line	$468
ACT Acquisition Intermediate Holdco, LLC	First Lien Senior Secured	Revolving Credit Line	697
Allbridge, LLC	First Lien Senior Secured	Delayed Draw Term Loan	201
Allbridge, LLC	First Lien Senior Secured	Revolving Credit Line	201
Atlas US Buyer, LLC	First Lien Senior Secured	Revolving Credit Line	766
Batteries Plus Holding Corporation	First Lien Senior Secured	Revolving Credit Line	2,158
Billhighway, LLC	First Lien Senior Secured	Delayed Draw Term Loan	367
Billhighway, LLC	First Lien Senior Secured	Revolving Credit Line	295
Cardiology Management Holdings, LLC	First Lien Senior Secured	Delayed Draw Term Loan	4,732
CAS Acquisition, LLC	First Lien Senior Secured	Revolving Credit Line	1,167
CheckedUp, Inc	First Lien Senior Secured	Revolving Credit Line	1,131
CTM Group, Inc.	First Lien Senior Secured	Revolving Credit Line	295
Discovery SL Management, LLC	First Lien Senior Secured	Delayed Draw Term Loan	1,814
Discovery SL Management, LLC	First Lien Senior Secured	Revolving Credit Line	363
Drive Assurance Corporation	First Lien Senior Secured	Delayed Draw Term Loan	377
Engineered Films Acquisition Inc.	First Lien Senior Secured	Revolving Credit Line	2,111
EPS Operations, LLC	First Lien Senior Secured	Revolving Credit Line	1,774
Fiesta Holdings, LLC	First Lien Senior Secured	Revolving Credit Line	749
Firebirds Buyer, LLC	First Lien Senior Secured	Delayed Draw Term Loan	691
Firebirds Buyer, LLC	First Lien Senior Secured	Revolving Credit Line	864
Hasa Acquisition, LLC	First Lien Senior Secured	Delayed Draw Term Loan	1,616
Hasa Acquisition, LLC	First Lien Senior Secured	Revolving Credit Line	1,553
Hornblower Sub LLC	First Lien Senior Secured	Revolving Credit Line	313
Kemper Sports Management, LLC	First Lien Senior Secured	Revolving Credit Line	1,676
Military Retail Solutions, LLC	First Lien Senior Secured	Revolving Credit Line	918
Military Retail Solutions, LLC	First Lien Senior Secured	Delayed Draw Term Loan	1,835
Mollie Funding II, LLC	First Lien Senior Secured	Delayed Draw Term Loan	576
Mollie Funding II, LLC	First Lien Senior Secured	Revolving Credit Line	334
Narcote, LLC	First Lien Senior Secured	Revolving Credit Line	1,360
Oak Dental Partners	First Lien Senior Secured	Delayed Draw Term Loan	2,066
Oak Dental Partners	First Lien Senior Secured	Revolving Credit Line	516
OAO Acquisitions, Inc.	First Lien Senior Secured	Revolving Credit Line	659
OmniMax International, LLC	First Lien Senior Secured	Delayed Draw Term Loan	843
OneCare Media, LLC	First Lien Senior Secured	Revolving Credit Line	617
Pansophic Learning US, LLC	First Lien Senior Secured	Delayed Draw Term Loan	566
PDDS Holdco, Inc.	First Lien Senior Secured	Delayed Draw Term Loan	1,038
PJW Ultimate Holdings, LLC	First Lien Senior Secured	Revolving Credit Line	952
Restaurant Holding Company, LLC	First Lien Senior Secured	Delayed Draw Term Loan	2,136
Rushmore Intermediate II, LLC	First Lien Senior Secured	Revolving Credit Line	1,344
Senior Support Holdings (Franchise) Acquisition, Inc.	First Lien Senior Secured	Delayed Draw Term Loan	1,839
Spartan CP, LLC	First Lien Senior Secured	Delayed Draw Term Loan	1,159
Spartan CP, LLC	First Lien Senior Secured	Revolving Credit Line	502
Total Fleet Buyer, LLC	First Lien Senior Secured	Revolving Credit Line	1,390
VardimanBlack Holdings, LLC	First Lien Senior Secured	Delayed Draw Term Loan	303
Vecta Holdings, LLC	First Lien Senior Secured	Revolving Credit Line	124
West Creek Financial SPV - Debt Facility VI, LLC	First Lien Senior Secured	Delayed Draw Term Loan	866
West Creek Financial SPV - Debt Facility VI, LLC	First Lien Senior Secured	Revolving Credit Line	385
Total			$48,707

The unrealized appreciation or depreciation associated with unfunded portfolio company commitments is recorded in the consolidated financial statements and reflected as an adjustment to the valuation of the related security in the Consolidated Schedule of Investments as of December 31, 2025 and 2024. The par amount of the unfunded portfolio company commitments is not recognized by the Company until the commitment is funded.

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

Note 8—Capital

Investor Commitments

As of December 31, 2025, the Company had $656.57 million in Capital Commitments, of which $156.57 million was unfunded. As of December 31, 2024 the Company had $656.57 million in Capital Commitments, of which $186.57 million was unfunded.

Capital Drawdowns and DRIP

The following table summarizes the total shares issued and net proceeds related to capital drawdowns for the year ended December 31, 2025:

Share Issue Date	Shares Issued	Net Proceeds
July 8, 2025	32,393	$30,000
Total Shares Issued	32,393	$30,000

The following table summarizes the total Shares issued and net proceeds (in thousands) through the DRIP for the year ended December 31, 2025:

Share Issue Date	Shares Issued	Net Proceeds
March 26, 2025	2,431	$2,271
June 27, 2025	2,084	1,929
September 29, 2025	1,774	1,625
December 29, 2025	2,406	2,189
Total Shares Issued	8,695	$8,014

There were no Shares issued related to capital drawdowns for the year ended December 31, 2024.

The following table summarizes the total Shares issued and net proceeds (in thousands) through the DRIP for the for the year ended December 31, 2024:

Share Issue Date	Shares Issued	Net Proceeds
March 28, 2024	13,657	$13,139
June 28, 2024	15,796	15,150
September 28, 2024	2,722	2,596
December 30, 2024	2,635	2,477
Total Shares Issued	34,810	$33,362

The following table summarizes the total shares issued and net proceeds related to capital drawdowns for the year ended December 31, 2023:

Share Issue Date	Shares Issued	Net Proceeds
February 24, 2023	87,145	$85,000
June 21, 2023	30,797	30,000
Total Shares Issued	117,942	$115,000

The following table summarizes the total shares issued and net proceeds (in thousands) through the DRIP for the year ended December 31, 2023:

Shares Issue Date	Shares Issued	Net Proceeds
March 28, 2023	10,772	$10,507
June 28, 2023	12,482	12,158
September 28, 2023	13,136	12,873
December 28, 2023	19,402	19,010
Total Shares Issued	55,792	$54,548

As of December 31, 2025 and 2024, 6,238 and 5,827, respectively, of the Company’s Shares were owned by Comvest Group Holdings SPV II LLC, a wholly owned subsidiary of an affiliate of Manulife | Comvest Credit Partners.

Distributions and Dividends

Distributions declared for the years ended December 31, 2025, 2024 and 2023 totaled approximately $53.43 million, $62.11 million, and $54.55 million, respectively.

The following table reflects distributions, including dividends and returns of capital, if any, per share that have been declared by the Company's Board for the fiscal year ended December 31, 2025:

Fiscal Year 2025	Date Declared	Record Date	Payment Date	Per Share Amount
First Quarter	March 26, 2025	March 26, 2025	March 27, 2025	$26.00
Second Quarter	June 26, 2025	June 26, 2025	June 27, 2025	$22.00
Third Quarter	September 26, 2025	September 26, 2025	September 29, 2025	$17.50
Fourth Quarter	December 26, 2025	December 26, 2025	December 29, 2025	$23.50

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

Note 9—Net Assets

The following table reflects the net assets activity for the year ended December 31, 2025:

	Shares	Shares - par	Additional paid in capital	Total distributable earnings (loss)	Total net assets
Balance as of December 31, 2024	582,249	$1	$569,695	$(25,927)	$543,769
Issuance of Common Stock, net of issuance costs (1)	32,393	—	30,000	—	30,000
Reinvestment of distributions (1)	8,695	—	8,014	—	8,014
Distributions to stockholders	—	—	(1,545)	(51,884)	(53,429)
Net investment income (loss)	—	—	—	50,571	50,571
Net realized gain (loss) from investment transactions	—	—	—	(4,208)	(4,208)
Net change in unrealized gain (loss) on investments	—	—	—	(16,362)	(16,362)
Tax reclassification of stockholders' equity (See Note 12)	—	—	24	(24)	—
Balance as of December 31, 2025	623,337	$1	$606,188	$(47,834)	$558,355
(1)
Par value is less than $1.

The following table reflects the net assets activity for the year ended December 31, 2024:

	Shares	Shares - par	Additional paid in capital	Total distributable earnings (loss)	Total net assets
Balance as of December 31, 2023	547,439	$1	$536,354	$(9,697)	$526,658
Reinvestment of distributions (1)	34,810	—	33,362	—	33,362
Distributions to stockholders	—	—	—	(62,114)	(62,114)
Net investment income (loss)	—	—	—	61,668	61,668
Net realized gain (loss) from investment transactions	—	—	—	(6,262)	(6,262)
Net change in unrealized gain (loss) on investments	—	—	—	(9,543)	(9,543)
Tax reclassification of stockholders' equity (See Note 12)	—	—	(21)	21	—
Balance as of December 31, 2024	582,249	$1	$569,695	$(25,927)	$543,769
(1)
Par value is less than $1.

The following table reflects the net assets activity for the year ended December 31, 2023:

	Shares	Shares - par	Additional paid in capital	Total distributable earnings (loss)	Total net assets
Balance as of December 31, 2022	373,705	$—	$372,367	$(7,859)	$364,508
Issuance of Shares, net of issuance costs	117,942	1	115,000	—	115,001
Reinvestment of distributions (1)	55,792	—	54,548	—	54,548
Distributions to stockholders	—	—	—	(54,548)	(54,548)
Net investment income (loss)	—	—	—	53,039	53,039
Net realized gain (loss) from investment transactions	—	—	—	(4,054)	(4,054)
Net change in unrealized gain (loss) on investments	—	—	—	(1,836)	(1,836)
Tax reclassification of stockholders' equity (See Note 12)	—	—	(5,561)	5,561	—
Balance as of December 31, 2023	547,439	$1	$536,354	$(9,697)	$526,658
(1)
Par value is less than $1.

Note 10—Earnings Per Share

Basic earnings per Share is computed by dividing earnings available to common stockholders by the weighted average number of Shares outstanding during the period. Other potentially dilutive Shares, and the related impact to earnings, are considered when calculating earnings per Share on a diluted basis. As of December 31, 2025 and 2024, there are no dilutive securities. The following information sets forth the computation of the weighted average basic and diluted net change in net assets per Share resulting from operations for the years ended December 31, 2025, 2024 and 2023.

	For the Year Ended December 31,
	2025	2024	2023
Increase (decrease) in net assets resulting from operations	$30,001	$45,863	$47,149
Weighted average Shares outstanding - basic and diluted	594,755	566,649	482,587
Earnings (loss) per share of Shares - basic and diluted	$50.44	$80.94	$97.70

Note 11—Financial Highlights

The following is a schedule of financial highlights for the years ended December 31, 2025, 2024, 2023 and 2022 and for the period from January 15, 2021 (Inception Date) through December 31, 2021:

					For the Period from January 15, 2021 (Inception Date) through
	For the Year Ended December 31,				December 31,
	2025	2024	2023	2022	2021
Per Share Operating Performance
Net Asset Value, Beginning of Period	$933.91	$962.04	$975.39	$996.26	$1,000.00
Results of Operations:(1)
Net Investment Income (Loss)	85.03	108.83	109.91	85.40	2.94
Net Realized and Unrealized Gain (Loss) on Investments	(34.52)	(27.46)	(15.26)	(38.27)	4.82
Increase (Decrease) in Net Assets Resulting from Operations	50.51	81.37	94.65	47.13	7.76
Distributions to Stockholders
Distributions from Net Investment Income	(88.67)	(109.50)	(105.29)	(68.00)	(11.50)
Distributions from Return of Capital	—	—	(2.71)	—	—
Decrease in Net Assets Resulting from Distributions	(88.67)	(109.50)	(108.00)	(68.00)	(11.50)
Net Asset Value, End of Period	$895.75	$933.91	$962.04	$975.39	$996.26
Shares Outstanding, End of Period	623,337	582,249	547,439	373,705	140,620
Total Return(3)	5.51%	8.72%	9.98%	4.75%	0.76%
Net assets, end of period	$558,355	$543,769	$526,658	$364,508	$140,094
Ratio/Supplemental Data
Weighted-average Shares outstanding	594,755	566,649	482,587	203,688	33,958
Ratio of net investment income (loss) to average net assets(2)	9.21%	11.40%	11.23%	8.50%	(0.04)%
Ratio of net investment income (loss) to average net assets with waiver(2)	9.21%	11.40%	11.24%	8.56%	0.36%
Ratio of total expenses to average net assets(2)(5)	3.18%	3.33%	3.20%	3.51%	5.30%
Ratio of total expenses to average net assets with waiver(2)(5)	3.18%	3.33%	3.19%	3.45%	4.90%
Asset coverage ratio(6)	650.27%	586.76%	619.27%	N/A	224.10%
Portfolio turnover rate(4)	15.74%	15.64%	7.29%	7.65%	4.00%

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
(6)
Asset coverage ratio is presented as of December 31, 2025, 2024, 2023 and 2021, respectively. No debt was outstanding as of December 31, 2022.

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

Permanent differences for financial reporting purposes related to the tax treatment of partnership adjustments, investments in wholly-owned subsidiaries and dividend reclassification. The following permanent differences were reclassified among the components of net assets for the years ended December 31, 2025, 2024 and 2023:

	2025	2024	2023
Increase/ (decrease) in Paid in Capital in Excess of Par	$24	$(21)	$(5,561)
Increase/ (decrease) in Distributable Earnings (Losses)	(24)	21	5,561

Taxable income generally differs from increase (decrease) in net assets resulting from operations for financial reporting purposes due to temporary and permanent differences in the recognition of income and expenses and generally excludes unrealized gain (loss) on investment transactions as investment gains and losses are not included in taxable income until they are realized.

The tax character of distributions paid during the years ended December 31, 2025, 2024 and 2023 were as follows:

	For the Year Ended December 31,
	2025	2024	2023
Ordinary Income	$51,705	$62,114	$53,213
Long-Term Capital Gains	179	—	—
Return of Capital	1,545	—	1,335

The tax basis components of distributable earnings/(accumulated losses) and reconciliation to accumulated earnings/(deficit) on a book basis as of December 31, 2025 and 2024 were as follows:

	2025	2024
Undistributed ordinary income—tax basis	$—	$612
Undistributed realized gains—tax basis	—	179
Net unrealized gain (loss) on investments	(41,204)	(25,303)
Capital loss carryover	(4,669)	—
Other temporary differences	(1,961)	(1,415)
Total accumulated earnings (loss)—book basis	$(47,834)	$(25,927)

Capital losses in excess of capital gains earned in a tax year may generally be carried forward and used to offset capital gains, subject to certain limitations. Capital losses incurred by the Company are not subject to expiration and retain their character as either short-term or long-term capital losses. As of December 31, 2025 and 2024, the Company has a capital loss carryforward of $4.7 million and $0, respectively.

Management has analyzed the Company’s tax positions taken on federal income tax returns for all open years (fiscal years 2022, 2023, 2024, and 2025) and has concluded that no provision for uncertain income tax positions is required in the Company’s financial statements.

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

For tax purposes, the Company may elect to defer any portion of a post-October capital loss or late-year ordinary loss to the first day of the following fiscal year. As of December 31, 2025 and 2024, the Company did not elect to defer any post-October capital losses or late-year ordinary loss.

As of December 31, 2025, the Federal tax cost of investments was $689,258 resulting in estimated gross unrealized gains and losses of $8,234 and $49,438, respectively. As of December 31, 2024, the Federal tax cost of investments was $674,371 resulting in estimated gross unrealized gains and losses of $10,132 and $35,435, respectively.

Note 13 - Subsequent Events

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

As of December 31, 2025 (the end of the period covered by this report), we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

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

Management performed an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2025, based upon the criteria in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on management’s assessment, management determined that our internal control over financial reporting was effective as of December 31, 2025.

Due to the Company’s status as an “emerging growth company” under the JOBS Act, the Company was not required to obtain an attestation report from the Company’s independent registered public accounting firm on the Company’s internal control over financial reporting as of December 31, 2025.

Changes in Internal Control Over Financial Reporting

Management has not identified any change in our internal control over financial reporting that occurred during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

During the fiscal quarter ended December 31, 2025, none of the Directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any non-Rule 10b5-1 trading agreement.

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

Name	Age	Position(s)	Director Since
Independent Directors
David G. Lambert	72	Director, Chair of the Audit Committee	2024
Timothy Moran	62	Director, Chair of the Nominating and Corporate Governance Committee	2021
Morris D. Weiss	66	Director, Chair of the Valuation Committee	2021
Interested Director
Robert O’Sullivan	54	Director, Chairman of the Board and Chief Executive Officer	2021

The address for each director is c/o Commonwealth Credit Partners BDC I, Inc., 360 S. Rosemary Avenue, Suite 1700, West Palm Beach, FL, 33401.

Executive Officers Who Are Not Directors

Information regarding each of our executive officers who is not a director is as follows:

Name	Age	Position(s)
Cecilio M. Rodriguez	66	Chief Financial Officer
Jason Gelberd	53	Co-Chief Investment Officer
Greg Reynolds	56	Co-Chief Investment Officer
Michael Altschuler	48	Secretary

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

Independent Directors

David G. Lambert. David Lambert is a Director of the Company. Mr. Lambert has spent his entire career involved in the global financial markets. He is a former partner of Goldman Sachs and Co and currently serves on the Board of Trustees for the Palm Beach Florida employees retirement fund and John Hancock Comvest Private Income Fund. In addition, Mr. Lambert assists in providing financial and investment oversight to several non-profit entities as part of his philanthropic endeavors. Mr. Lambert graduated from Dickinson College with a BA in Psychology and later earned an MBA from the University of Chicago in Finance.

Timothy Moran. Timothy Moran is a Director and Chair of the Nominating and Corporate Governance Committee of the Company. He was the President and CEO of Apple Sports Inc./Dorson Sports, Inc. from 1988-2011. The company manufactured and distributed sports products throughout the United States under various brand names. Mr. Moran also served as the President and CEO of Moran, Inc. from 2004 to 2011, which manufactured and distributed consumer products under the Rubbermaid name as well as private label. Tim Moran is co-founder of The Palm Beach Police Foundation, and is the President and member of the board of The Palm Beach Police and Fire Foundation.

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

Interested Director

Robert O’Sullivan. Robert O’Sullivan is a Director, President and Chief Executive Officer of the Company. He is also Global Head of Private Credit at Manulife | Comvest Credit Partners, the direct lending strategy at Comvest. In addition, Mr. O’Sullivan is also a Trustee, President and Chief Executive Officer of John Hancock Comvest Private Income Fund. Robert O’Sullivan joined Comvest Partners, the predecessor to Manulife | Comvest Credit Partners, in 2002 having been actively involved in financing and investing in lower middle market companies since 1992 when he joined Comvest’s predecessor firm, Commonwealth Associates.

Mr. O’Sullivan received a B.A. in Geography from London University while attending King’s College and the London School of Economics.

Executive Officers Who Are Not Directors

Cecilio Rodriguez. Cecilio Rodriguez is Chief Financial Officer of the Company. He is also the Chief Financial Officer of John Hancock Comvest Private Income Fund. Prior to joining Comvest Partners, the predecessor to Manulife | Comvest Credit Partners, Mr. Rodriguez served in senior finance roles in banking, healthcare, aviation services, and venture capital. He began his career in the audit department of Deloitte & Touche. Mr. Rodriguez received a Bachelor of Business Administration with a concentration in Accounting from Florida International University.

Jason Gelberd. Jason Gelberd is Co-Chief Investment Officer of the Company. He is also a Partner and Co-Head of Direct Lending for Manulife | Comvest Credit Partners and Chief Operating Officer of Manulife | Comvest Credit Partners. Mr. Gelberd is responsible for portfolio management and operations of Manulife | Comvest Credit Partners' direct lending strategy in addition to originating, structuring, and managing investments. Mr. Gelberd is also Co-Chief Investment Officer of John Hancock Comvest Private Income Fund. Earlier in his career, Mr. Gelberd was a Director with Goldman Sachs Specialty Lending Group and was a Vice President at Antares Capital, providing senior and junior capital to private equity sponsor backed middle-market companies. Mr. Gelberd’s lending career has also included commercial lending positions at First Source Financial and LaSalle National Bank. Mr. Gelberd received an M.B.A. from DePaul University’s Charles Kellstadt School of Business and a B.B.A. in Finance from the University of Iowa.

Greg Reynolds. Greg Reynolds is Co-Chief Investment Officer of the Company. He is also a Partner and Co-Head of Direct Lending for Manulife | Comvest Credit Partners and Chief Investment Officer of Manulife | Comvest Credit Partners . Mr. Reynolds oversees the structuring and underwriting functions of Manulife | Comvest Credit Partners' direct lending strategy in addition to originating, structuring, and managing investments. Mr. Reynolds is also Co-Chief Investment Officer of John Hancock Comvest Private Income Fund. Earlier in his career, Mr. Reynolds was a Director with Dymas Capital Management and was an Assistant Vice President in Heller Financial’s Corporate Finance Group. Mr. Reynolds received an M.B.A. from the University of Chicago and a B.A. from the University of Wisconsin.

Michael Altschuler. Michael Altschuler is Secretary of the Company. He is a partner and also serves as General Counsel of Manulife | Comvest Credit Partners. Mr. Altschuler is Vice President of John Hancock Comvest Private Income Fund. Prior to joining Manulife | Comvest Credit Partners, Mr. Altschuler’s prior experience includes serving as a Director & Counsel at UBS Investment Bank and practicing as a securities and capital markets attorney with Latham & Watkins LLP. Mr. Altschuler received a J.D. from Columbia Law School, an M.B.A. from the Kellogg School of Management at Northwestern University and a B.A. from the University of Michigan.

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

Nominating and Corporate Governance Committee

The Nominating and Corporate Governance Committee (the “NCG Committee”) operates pursuant to a charter approved by our Board. The charter sets forth the responsibilities of the NCG Committee. The NCG Committee is responsible for determining criteria for service on the Board, identifying, researching and nominating directors for election by our stockholders, selecting nominees to fill vacancies on our Board or committees of the Board, developing and recommending to the Board a set of corporate governance principles and overseeing the self-evaluation of the Board and its committees and evaluation of our management. The NCG Committee considers nominees properly recommended by our stockholders. The members of the NCG Committee are David G. Lambert, Timothy Moran, and Morris D. Weiss, each of whom is not an interested person of the Company for purposes of the 1940 Act. Timothy Moran serves as the chair of the NCG Committee.

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

Meetings of the Board of Directors and Committees

In 2025, the Board held five meetings of the Board of Directors, as well as four Audit Committee meetings, four Valuation Committee meetings, and four NCG Committee meetings. During 2025, none of the members of the Board attended less than 75% of the aggregate number of meetings of the Board of Directors and of the respective committees on which they served.

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

Item 11. Executive Compensation

Compensation of Executive Officers

We do not currently have any employees and do not expect to have any employees. Services necessary for our business, including such services provided by our executive officers, will be provided by individuals who are employees of the Investment Adviser, pursuant to the terms of our Investment Advisory Agreement, or through the Administration Agreement. Pursuant to its Resource Sharing Agreement with Manulife | Comvest Credit Partners, the Investment Adviser will have access to Manulife | Comvest Credit Partner’s team of experienced investment professionals.

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

Compensation of Directors

The following table sets forth compensation of our directors for the year ended December 31, 2025.

Name	Fees Earned or Paid in Cash	All Other Compensation(2)	Total
Interested Directors(1)
Robert O’Sullivan	$—	$—	$—
Independent Directors
David G. Lambert	30,125	—	30,125
Timothy Moran	28,500	—	28,500
Morris D. Weiss	29,500	—	29,500

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

With respect to each Audit Committee meeting not held concurrently with a Board meeting, Independent Directors will be reimbursed for all reasonable out-of-pocket expenses incurred in connection with participating in such Audit Committee meeting. In addition, the chairman of the Audit Committee will receive an annual retainer of $1,875, while the chairman of the NCG Committee and the chairman of the Valuation Committee will receive annual retainers of $250 and $1,250 respectively.

The Company did not grant awards of stock options, stock appreciation rights or similar option-like instruments during the fiscal year ended December 31, 2025. Accordingly, we have nothing to report under Item 402(x) of Regulation S-K.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of March 12, 2026, information with respect to the beneficial ownership of our Shares by:

•
each person known to us to be expected to beneficially own more than 5% of the outstanding shares;
•
each of our Directors and each executive officer; and
•
all of our Directors and executive officers as a group.

Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to the securities. There are no shares subject to options that are currently exercisable or exercisable within 60 days of the offering.

Name	Type of Ownership	Number of Shares Owned	Percentage
Interested Director(1)
Robert O’Sullivan	—	—	—%
Independent Directors(1)
David G. Lambert	—	—	—%
Timothy Moran	—	—	—%
Morris D. Weiss	—	—	—%
Executive Officers Who Are Not Directors(1)
Cecilio M. Rodriguez	—	—	—%
Jason Gelberd	—	—	—%
Greg Reynolds	—	—	—%
Michael Altschuler	—	—	—%
All Directors and Executive Officers as a Group (8 persons)	—	—	—%
Other
UAW Retiree Medical Benefits Trust (solely for the benefit of the GM Separate Retiree Account)(1)	Record	309,166.7	50.1%
UAW Retiree Medical Benefits Trust (solely for the benefit of the Ford Separate Retiree Account)(2)	Record	187,598.1	30.4%
UAW Retiree Medical Benefits Trust (solely for the benefit of the Chrysler Separate Retiree Account)(3)	Record	120,334.3	19.5%

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

Item 13. Certain Relationships and Related Transactions, and Director Independence

Transactions with Related Persons; Review, Approval or Ratification of Transaction with Related Persons

Investment Advisory Agreement; Administration Agreement

Investment Advisory Agreement

The Company entered into the Investment Advisory Agreement with the Investment Adviser in which the Investment Adviser, subject to the overall supervision of the Board, manages the day-to-day operations of, and provides investment advisory services to the Company.

Pursuant to the Investment Advisory Agreement with the Investment Adviser, the Company pays the Investment Adviser a Management Fee and an Incentive Fee, each payable quarterly.

Administration Agreement

We have entered into an Administration Agreement with the Administrator, under which the Administrator provides administrative services for us, including arranging office facilities for us and providing office equipment and clerical, bookkeeping and recordkeeping services at such facilities. Under the Administration Agreement, the Administrator also performs, or oversees the performance of, our required administrative services, which includes being responsible for the financial records which we are required to maintain and preparing reports to our stockholders and reports filed with the SEC and providing the services of our chief financial officer and their staff. In addition, the Administrator will assist us in determining and publishing our net asset value, overseeing the preparation and filing of tax returns and the printing and dissemination of reports to our stockholders, and generally overseeing the payment of our expenses and the performance of administrative and professional services rendered to us by others. The Administrator may also provide on our behalf managerial assistance to our portfolio companies.

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

Co-Investment Opportunities

The Investment Adviser, Comvest, Manulife and their affiliates may also manage other accounts in the future that may have investment mandates that are similar, in whole and in part, to our investment mandates. The Investment Adviser, Comvest, Manulife and their affiliates may determine that an investment is appropriate for us and for one or more of those other accounts. In such event, depending on the availability of such investment and other appropriate factors, the Investment Adviser, Comvest, Manulife or their affiliates may determine that we should invest side-by-side with one or more other accounts. Any such investments will be made only to the extent permitted by applicable law and interpretive positions of the SEC and its staff, and consistent with the Investment Adviser’s allocation procedures.

It is the policy of the Investment Adviser to allocate investment opportunities to us and to any other accounts on a fair and equitable basis, to the extent practicable and in accordance with our or other accounts’ applicable investment strategies, over a period of time, in each case, in accordance with the Investment Adviser’s allocation policy.

In respect of certain investments where terms other than price are subject to negotiation, we are only able to co-invest with other accounts in accordance with the terms of the exemptive order issued to certain affiliates of Manulife by the SEC on December 12, 2023 (the “Co-Investment Order”), which allows the Board to establish objective criteria (“Board Established Criteria”) clearly defining co-investment opportunities in which the Company will have the opportunity to participate with other public or private Manulife | Comvest Credit Partners-advised funds that target similar assets.

If an investment falls within the Board Established Criteria, the Company must be offered an opportunity to participate. The Company may determine to participate or not to participate, depending on whether the Investment Adviser determines that the investment is appropriate for the Company (e.g., based on investment strategy). The co-investment would generally be allocated to us and the other Manulife | Comvest Credit Partners-advised funds that target similar assets pro rata based on available capital in the asset class being allocated. If the Investment Adviser determines that such investment is not appropriate for us, the investment will not be allocated to us, but the Investment Adviser will be required to report such investment and the rationale for its determination for us to not participate in the investment to the Board at the next quarterly Board meeting.

In particular, we will only be able to participate in co-investment opportunities where in accordance with the terms of the Co-Investment Order granted by the SEC or where the only term being negotiated is price. Similarly, we will be restricted in our ability to dispose of certain investments in Portfolio Companies. As a result, we may be forced to forgo certain investment or disposition opportunities that would otherwise be attractive for us to the extent co-investment is not permitted under the 1940 Act.

Where the terms of the Co-Investment Order relief granted by the SEC are met, including any Board Established Criteria, or in respect of investment opportunities where the only term negotiated is price, we may typically invest alongside other accounts in accordance with the terms of the Investment Adviser’s allocation policy.

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

Indebtedness of Management

None.

Item 14. Principal Accountant Fees and Services

The Audit Committee and the independent directors of our Board have selected Ernst & Young LLP to serve as the independent registered public accounting firm for Company for the fiscal year ended December 31, 2025.

Ernst & Young LLP has advised us that neither the firm nor any present member or associate of it has any material financial interest, direct or indirect, in us or our affiliates.

	As of
	December 31, 2025	December 31, 2024
Audit Fees	$480,000	$466,000
Audit-Related Fees	—	—
Tax Fees	67,000	50,000
All Other Fees	—	—
Total Fees	$547,000	$516,000

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

(a) Documents Filed as Part of this Report

The following financial statements are set forth in Item 8:

(b) Exhibits

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the United States Securities and Exchange Commission:

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation (1)

3.2	Bylaws (1)

4.1	Form of Subscription Agreement (1)

10.1	Investment Advisory Agreement, dated as of November 3, 2025, by and between the Company and Commonwealth Credit Advisors LLC (2)

10.2	Administration Agreement (1)

10.3	Custody Agreement by and between the Registrant and U.S. Bank National Association (1)

10.4	Trademark License Agreement (1)

10.5

Credit Agreement, dated as of August 11, 2021, by and among Commonwealth Credit Partners BDC I, Inc., as borrower, and Goldman Sachs Bank USA, as lender, as the Facility B credit facility as part of the umbrella credit facility first entered into on June 14, 2021 by Goldman Sachs Bank USA and affiliates of Commonwealth Credit Partners BDC I, Inc. (3)

14.1	Code of Ethics*

19.1	Insider Trading Policy (4)

21.1	List of Subsidiaries (5)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended*
32.1	Certification of Chief Executive Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)**

32.2	Certification of Chief Financial Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)**

101	INS Inline XBRL Instance Document*

101	SCH Inline XBRL Taxonomy Extension Schema Document*

101	CAL Inline XBRL Taxonomy Extension Calculation Linkbase Document*

101	LAB Inline XBRL Taxonomy Extension Label Linkbase Document*

101	PRE Inline XBRL Taxonomy Extension Presentation Linkbase Document*

101	DEF Inline XBRL Taxonomy Extension Definition Linkbase Document*

104	Cover Page Interactive Data File (Embedded as Inline XBRL document and contained in Exhibit 101).*

(1)
Incorporated by reference to the Exhibits accompanying the Company’s Report on Form 10-12G/A (File No. 56279), filed on July 6, 2021.
(2)
Incorporated by reference to Exhibit 10.1 accompanying the Company's Report on Form 8-K (File No. 814-01387), filed on November 7, 2025.
(3)
Incorporated by reference to Exhibit 10.1 accompanying the Company’s Report on Form 8-K (File No. 814-01387), filed on August 13, 2021.
(4)
Incorporated herein by reference to Exhibit 14.1.
(5)
Incorporated herein by reference to Exhibit 21.1.

* Filed herewith

**Furnished herewith

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 12, 2026.

Commonwealth Credit Partners BDC I, Inc.

By:	/s/ Robert O’Sullivan
Robert O’Sullivan
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE		TITLE	DATE

BY:	/s/ ROBERT O’SULLIVAN	Chief Executive Officer and Director and Chairman of the Board of Directors (Principal Executive Officer)	March 12, 2026
Robert O’Sullivan

BY:	/s/ CECILIO M. RODRIGUEZ	Chief Financial Officer (Principal Financial and Accounting Officer)	March 12, 2026
Cecilio M. Rodriguez

BY:	/s/ DAVID G. LAMBERT	Director	March 12, 2026
David G. Lambert

BY:	/s/ TIMOTHY MORAN	Director	March 12, 2026
Timothy Moran

BY:	/s/ MORRIS D. WEISS	Director	March 12, 2026
Morris D. Weiss

w