Form 10-Q
period 2026-03-31
Commonwealth Credit Partners BDC I, Inc.
filed 2026-05-12
CIK 1841514

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

There were 625,216 issued and outstanding shares of the issuer’s common stock, $.001 par value per share, on May 12, 2026.

Commonwealth Credit Partners BDC I, Inc.

Quarterly Report on Form 10-Q

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

COMMONWEALTH CREDIT PARTNERS BDC I, INC.

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

(amounts in thousands except share and per share data)

	March 31, 2026 (Unaudited)	December 31, 2025
Assets
Investments, at fair value:
Non-controlled, non-affiliated investments (amortized cost of $645,211 and $663,099, respectively)	$616,435	$639,852
Non-controlled, affiliated investments (amortized cost of $20,473 and $20,175, respectively)	7,854	8,203
Total investments, at fair value (amortized cost of $665,684 and $683,274, respectively)	624,289	648,055
Cash	1,186	932
Cash equivalents	9,227	5,417
Receivables:
Interest receivable	2,807	6,671
Principal payment receivable	134	1,466
Prepaid expenses and other assets	109	149
Total Assets	$637,752	$662,690

Liabilities
Credit facility (net of deferred financing costs of $0 and $18, respectively)	$83,000	$101,000
Payables:
Management fee payable (Note 4)	1,658	1,684
Interest payable	418	469
Incentive fee payable (Note 4)	—	405
Accrued other general and administrative expenses	921	777
Total Liabilities	$85,997	$104,335

Commitments and contingencies (Note 7)

Net Assets
Common Stock, $0.001 par value; 1,000,000 shares authorized; 625,216 and 623,337 shares issued and outstanding, respectively	$1	$1
Additional paid-in capital	607,871	606,188
Total distributable earnings (accumulated deficit)	(56,117)	(47,834)
Total Net Assets	$551,755	$558,355
Total Liabilities and Net Assets	$637,752	$662,690
Net Asset Value Per Share of Common Stock	$882.50	$895.75

The accompanying notes are an integral part of these consolidated financial statements.

COMMONWEALTH CREDIT PARTNERS BDC I, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(amounts in thousands except share and per share data)

	For the Three Months Ended March 31,
	2026	2025
Income:
Investment income from non-controlled, non-affiliated investments:
Interest income	$14,365	$16,354
Paid in kind interest income	559	758
Fee income	165	672
Investment income from non-controlled, affiliated investments:
Interest income	—	163
Paid in kind interest income	298	127
Total Investment Income	15,387	18,074
Expenses:
Incentive fees	—	397
Management fees	1,577	1,589
Interest expense	1,374	1,809
Professional fees	193	256
Directors' fees	21	21
Other general and administrative expenses	398	251
Total Expenses	3,563	4,323
Net Investment Income (Loss)	11,824	13,751

Realized and unrealized gains (losses) on investments and foreign currency transactions
Net realized gains (losses):
Non-controlled, non-affiliated investments	(2,711)	271
Total net realized gains (losses)	(2,711)	271
Net change in unrealized gains (losses):
Non-controlled, non-affiliated investments	(6,823)	(3,039)
Non-controlled, affiliated investments	647	(392)
Total net change in unrealized gains (losses)	(6,176)	(3,431)
Total realized and unrealized gains (losses)	(8,887)	(3,160)
Increase (Decrease) in Net Assets Resulting from Operations	$2,937	$10,591

Per Share Common Stock Data:
Basic and diluted net investment income/(loss) per share of Common Stock	$18.97	$23.61
Basic and diluted increase/(decrease) in net assets resulting from operations per share of Common Stock	$4.71	$18.19
Weighted Average Common Stock Outstanding - Basic and Diluted	623,379	582,384

The accompanying notes are an integral part of these consolidated financial statements.

COMMONWEALTH CREDIT PARTNERS BDC I, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

(amounts in thousands except share and per share data)

	For the Three Months Ended March 31,
	2026	2025
Increase (Decrease) in Net Assets Resulting from Operations:
Net investment income (loss)	$11,824	$13,751
Net realized gains (losses) on investments	(2,711)	271
Net change in unrealized gains (losses) on investments	(6,176)	(3,431)
Increase (Decrease) in Net Assets Resulting from Operations	2,937	10,591

Decrease in Net Assets Resulting from Stockholder Distributions
Distributions from net investment income	(11,220)	(15,139)
Distributions from return of capital	—	—
Decrease in Net Assets Resulting from Stockholder Distributions	(11,220)	(15,139)

Increase in Net Assets Resulting from Capital Stock Transactions
Reinvestment of distributions	1,683	2,271
Increase in Net Assets Resulting from Capital Stock Transactions	1,683	2,271
Total Increase (Decrease) in Net Assets	(6,600)	(2,277)
Net Assets, Beginning of Period	558,355	543,769
Net Assets, End of Period	$551,755	$541,492

The accompanying notes are an integral part of these consolidated financial statements.

COMMONWEALTH CREDIT PARTNERS BDC I, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

	For the Three Months Ended March 31,
	2026	2025
Cash Flows from Operating Activities:
Increase (decrease) in net assets resulting from operations	$2,937	$10,591
Adjustments to reconcile increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Net realized (gains)/losses on investments	2,711	(271)
Net change in unrealized (gains)/losses on investments	6,176	3,431
Net accretion of discount on investments	(661)	(992)
Paid in kind interest income	(857)	(885)
Purchases of portfolio investments	(6,170)	(12,924)
Amortization of deferred financing costs	—	8
Sales/restructurings or repayments of portfolio investments	22,567	21,226
Increase/(decrease) in operating assets and liabilities:
(Increase)/decrease in interest receivable	3,864	313
(Increase)/decrease in principal payment receivable	1,332	—
(Increase)/decrease in prepaid expenses and other assets	40	(1,462)
Increase/(decrease) in management fees payable, net	(26)	(33)
Increase/(decrease) in interest payable	(51)	(39)
Increase/(decrease) in incentive fee payable, net	(405)	(9)
Increase/(decrease) in directors fee payable	—	—
Increase/(decrease) in accrued other general and administrative expenses	144	264
Net cash provided by (used in) Operating Activities	31,601	19,218
Cash Flows provided by (used in) Financing Activities:
Borrowings on credit facility	12,000	12,900
Payments on credit facility	(30,000)	(21,100)
Distributions paid in cash	(9,537)	(12,868)
Proceeds from issuance of Common Stock	—	—
Net cash provided by (used in) Financing Activities	(27,537)	(21,068)
Net increase (decrease) in cash and cash equivalents	4,064	(1,850)
Cash and cash equivalents, beginning of period	6,349	5,334
Cash and cash equivalents, end of period	$10,413	$3,484

Supplemental and Non-Cash Information:
Interest paid during the period	$1,425	$1,848
Reinvestment of distributions during the period	$1,683	$2,271

The accompanying notes are an integral part of these consolidated financial statements.

COMMONWEALTH CREDIT PARTNERS BDC I, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

(amounts in thousands, except per share data)

March 31, 2026

Portfolio Company - Investment (3)(7)	Industry	Spread Above Index	Interest Rate (5)(10)	Maturity Date	Principal / Shares(14)	Amortized Cost	Fair Value	Percentage of Net Assets (2)
Debt Investments
First Lien Senior Secured
190 Octane Financing, LLC - Term Loan (12)	Consumer Services	SOFR + 5.50% (1.00% floor) + 2.25% PIK	11.47%	5/10/2027	$8,579	$8,265	$7,275	1.3%
190 Octane Financing, LLC - Delayed Draw Term Loan (12)	Consumer Services	SOFR + 5.50% (1.00% floor) + 2.25% PIK	11.47%	5/10/2027	4,959	4,814	4,206	0.8%
190 Octane Financing, LLC - Revolving Credit Line (4)(12)	Consumer Services	SOFR + 5.50% (1.00% floor) + 2.25% PIK	11.47%	5/10/2027	694	672	517	0.1%
Abea Acquisition, Inc. - Term Loan	Consumer Services	SOFR + 6.50% (1.00% floor)	10.27%	11/29/2027	8,922	8,898	8,467	1.5%
Abea Acquisition, Inc. - Delayed Draw Term Loan (4)	Consumer Services	SOFR + 6.50% (1.00% floor)	10.27%	11/29/2027	1,120	1,117	1,063	0.2%
ACT Acquisition Intermediate Holdco, LLC - Term Loan	Media & Entertainment	SOFR + 9.00% (1.00% floor)	12.78%	12/4/2028	6,341	6,254	6,145	1.1%
ACT Acquisition Intermediate Holdco, LLC - Delayed Draw Term Loan	Media & Entertainment	SOFR + 9.00% (1.00% floor)	12.78%	12/4/2028	1,396	1,378	1,353	0.2%
ACT Acquisition Intermediate Holdco, LLC - Revolving Credit Line (4)	Media & Entertainment	SOFR + 9.00% (1.00% floor)	12.78%	12/4/2028	108	99	84	—%
AIDC IntermediateCo 2, LLC - Term Loan	Technology Hardware & Equipment	SOFR + 5.25% (1.00% floor)	8.92%	7/22/2027	27,791	27,600	27,764	5.0%
Allbridge, LLC - Term Loan	Telecommunication Services	SOFR + 5.50% (1.00% floor)	9.20%	6/5/2030	2,131	2,111	2,131	0.4%
Allbridge, LLC - Delayed Draw Term Loan (4)	Telecommunication Services	SOFR + 5.50% (1.00% floor)	9.20%	6/5/2030	—	(1)	—	—%
Allbridge, LLC - Revolving Credit Line (4)	Telecommunication Services	SOFR + 5.50% (1.00% floor)	9.20%	6/5/2030	—	(2)	—	—%
Allied OMS Intermediate Company, LLC - Term Loan	Health Care Equipment & Services	SOFR + 5.25% (1.00% floor)	8.89%	12/12/2030	9,064	8,982	8,983	1.6%
Allied OMS Intermediate Company, LLC - Delayed Draw Term Loan (4)	Health Care Equipment & Services	SOFR + 5.25% (1.00% floor)	8.89%	12/12/2030	—	(14)	(30)	—%
Allied OMS Intermediate Company, LLC - Revolving Credit Line (4)	Health Care Equipment & Services	SOFR + 5.25% (1.00% floor)	8.89%	12/12/2030	—	(9)	(10)	—%
Aspire General Holding Company LLC - Term Loan	Insurance	SOFR + 6.00% (2.00% floor)	9.70%	8/1/2030	20,182	19,999	20,141	3.7%
Aspire General Holding Company LLC - Delayed Draw Term Loan (4)	Insurance	SOFR + 6.00% (2.00% floor)	9.70%	8/1/2030	—	(26)	(6)	—%
Aspire General Holding Company LLC - Revolving Credit Line (4)	Insurance	SOFR + 6.00% (2.00% floor)	9.70%	8/1/2030	—	(7)	(2)	—%
Atlas US Buyer, LLC - Term Loan	Financial Services	SOFR + 6.00% (0.75% floor) + 0.50% PIK	10.29%	12/31/2027	9,326	9,274	8,991	1.6%
Atlas US Buyer, LLC - Delayed Draw Term Loan	Financial Services	SOFR + 6.00% (0.75% floor) + 0.50% PIK	10.29%	12/31/2027	3,292	3,278	3,174	0.6%
Atlas US Buyer, LLC - Revolving Credit Line (4)	Financial Services	SOFR + 6.00% (0.75% floor) + 0.50% PIK	10.29%	12/31/2027	518	513	472	0.1%

COMMONWEALTH CREDIT PARTNERS BDC I, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS (CONTINUED)

(amounts in thousands, except per share data)

March 31, 2026

Portfolio Company - Investment (3)(7)	Industry	Spread Above Index	Interest Rate (5)(10)	Maturity Date	Principal / Shares(14)	Amortized Cost	Fair Value	Percentage of Net Assets (2)
Debt Investments
First Lien Senior Secured
Batteries Plus Holding Corporation - Term Loan	Technology Hardware & Equipment	SOFR + 6.75% (1.00% floor)	10.52%	6/27/2028	$16,087	$15,876	$16,087	2.9%
Batteries Plus Holding Corporation - Revolving Credit Line (4)	Technology Hardware & Equipment	SOFR + 6.75% (1.00% floor)	10.52%	6/27/2028	417	393	417	0.1%
BHP Management Holdings, LLC - Term Loan	Health Care Equipment & Services	SOFR + 4.50% (1.00% floor)	8.35%	10/27/2028	12,766	12,637	12,651	2.3%
BHP Management Holdings, LLC - Delayed Draw Term Loan	Health Care Equipment & Services	SOFR + 4.50% (1.00% floor)	8.35%	10/27/2028	7,370	7,292	7,304	1.3%
Billhighway, LLC - Term Loan	Software & Services	SOFR + 5.25% (1.00% floor)	8.92%	2/8/2029	3,532	3,498	3,528	0.6%
Billhighway, LLC - Delayed Draw Term Loan	Software & Services	SOFR + 5.25% (1.00% floor)	8.92%	2/8/2029	223	221	222	—%
Billhighway, LLC - Revolving Credit Line (4)	Software & Services	SOFR + 5.25% (1.00% floor)	8.92%	2/8/2029	—	(3)	—	—%
Cardiology Management Holdings, LLC - Term Loan	Health Care Equipment & Services	SOFR + 5.75% (1.00% floor)	9.60%	1/31/2029	7,033	6,959	7,033	1.3%
Cardiology Management Holdings, LLC - Delayed Draw Term Loan A	Health Care Equipment & Services	SOFR + 5.75% (1.00% floor)	9.60%	1/31/2029	4,963	4,911	4,963	0.9%
Cardiology Management Holdings, LLC - Delayed Draw Term Loan B	Health Care Equipment & Services	SOFR + 5.75% (1.00% floor)	9.60%	1/31/2029	4,859	4,799	4,859	0.9%
CAS Acquisition, LLC - Term Loan	Financial Services	SOFR + 6.00% (1.00% floor)	9.77%	4/2/2030	20,442	20,352	20,442	3.7%
CAS Acquisition, LLC - Revolving Credit Line (4)	Financial Services	SOFR + 6.00% (1.00% floor)	9.77%	4/2/2030	—	(4)	—	—%
CheckedUp, Inc - Term Loan	Media & Entertainment	SOFR + 5.00% (1.00% floor)	8.77%	10/20/2027	8,868	8,812	8,868	1.6%
CheckedUp, Inc - Delayed Draw Term Loan	Media & Entertainment	SOFR + 5.00% (1.00% floor)	8.77%	10/20/2027	2,486	2,471	2,486	0.5%
CheckedUp, Inc - Revolving Credit Line (4)	Media & Entertainment	SOFR + 5.00% (1.00% floor)	8.77%	10/20/2027	1,131	1,121	1,131	0.2%
CTM Group, Inc. - Term Loan	Media & Entertainment	SOFR + 6.75% (1.00% floor) + 0.75% PIK	11.27%	11/30/2026	19,397	19,278	17,961	3.3%
CTM Group, Inc. - Revolving Credit Line	Media & Entertainment	SOFR + 6.75% (1.00% floor) + 0.75% PIK	11.27%	11/30/2026	1,141	1,136	1,056	0.2%
Discovery SL Management, LLC - Delayed Draw Term Loan A	Health Care Equipment & Services	SOFR + 4.75% (1.00% floor)	8.42%	3/18/2030	428	424	428	0.1%
Discovery SL Management, LLC - Delayed Draw Term Loan B (4)	Health Care Equipment & Services	SOFR + 4.75% (1.00% floor)	8.42%	3/18/2030	1,406	1,391	1,406	0.3%
Discovery SL Management, LLC - Revolving Credit Line (4)	Health Care Equipment & Services	SOFR + 4.75% (1.00% floor)	8.42%	3/18/2030	—	(3)	—	—%
Discovery SL Management, LLC - Term Loan	Health Care Equipment & Services	SOFR + 4.75% (1.00% floor)	8.42%	3/18/2030	2,560	2,538	2,560	0.5%
Drive Assurance Corporation - Term Loan (1)	Insurance	SOFR + 7.00% (2.00% floor)	10.67%	7/10/2030	5,090	5,052	5,090	0.9%
Engineered Films Acquisition Inc. - Revolving Credit Line (4)	Capital Goods	SOFR + 5.25% (1.00% floor)	9.03%	4/29/2027	151	138	82	—%

COMMONWEALTH CREDIT PARTNERS BDC I, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS (CONTINUED)

(amounts in thousands, except per share data)

March 31, 2026

Portfolio Company - Investment (3)(7)	Industry	Spread Above Index	Interest Rate (5)(10)	Maturity Date	Principal / Shares(14)	Amortized Cost	Fair Value	Percentage of Net Assets (2)
Debt Investments
First Lien Senior Secured
Engineered Films Acquisition Inc. - Term Loan	Capital Goods	SOFR + 5.25% (1.00% floor)	9.03%	4/29/2027	$19,284	$19,183	$18,840	3.4%
EPS Operations, LLC - Term Loan	Media & Entertainment	SOFR + 7.00% (1.00% floor)	10.67%	2/24/2028	17,105	16,920	16,438	3.0%
EPS Operations, LLC - Revolving Credit Line (4)	Media & Entertainment	SOFR + 7.00% (1.00% floor)	10.67%	2/24/2028	1,553	1,536	1,484	0.3%
Fiesta Holdings, LLC - Term Loan B	Consumer Services	SOFR + 4.75% (1.00% floor)	8.42%	10/23/2029	6,077	6,026	6,077	1.1%
Hasa Acquisition, LLC - Delayed Draw Term Loan (4)(11)	Capital Goods	SOFR + 4.50% (1.00% floor)	8.16%	1/10/2029	123	100	117	—%
Hasa Acquisition, LLC - Revolving Credit Line (4)(11)	Capital Goods	SOFR + 4.50% (1.00% floor)	8.16%	1/10/2029	1,056	1,035	1,050	0.2%
Hasa Acquisition, LLC - Term Loan (11)	Capital Goods	SOFR + 4.50% (1.00% floor)	8.16%	1/10/2029	14,195	13,988	14,138	2.6%
Hasa Acquisition, LLC - Term Loan B (11)	Capital Goods	SOFR + 4.50% (1.00% floor)	8.16%	1/10/2029	989	977	985	0.2%
Hornblower Sub LLC - Revolving Credit Line (11)	Transportation	SOFR + 5.50% (1.00% floor) + 1.50% PIK	9.18%	7/3/2029	628	624	596	0.1%
Hornblower Sub LLC - Term Loan (11)	Transportation	SOFR + 5.50% (1.00% floor) + 1.50% PIK	9.18%	7/3/2029	3,973	3,945	3,766	0.7%
Juvare, LLC - Delayed Draw Term Loan (4)	Software & Services	SOFR + 5.25% (0.50% floor)	8.91%	5/1/2031	—	—	(14)	—%
Juvare, LLC - Revolving Credit Line (4)	Software & Services	SOFR + 5.25% (0.50% floor)	8.91%	5/1/2031	425	419	402	0.1%
Juvare, LLC - Term Loan	Software & Services	SOFR + 5.25% (0.50% floor)	8.91%	5/1/2031	10,056	10,010	9,905	1.8%
Kemper Sports Management, LLC - Delayed Draw Term Loan	Consumer Services	SOFR + 4.50% (0.75% floor)	8.17%	10/11/2029	4,518	4,466	4,504	0.8%
Kemper Sports Management, LLC - Revolving Credit Line (4)	Consumer Services	SOFR + 4.50% (0.75% floor)	8.17%	10/11/2029	—	(29)	(12)	—%
Kemper Sports Management, LLC - Term Loan	Consumer Services	SOFR + 4.50% (1.00% floor)	8.17%	10/11/2029	18,619	18,388	18,563	3.4%
Kent Water Sports Holdings, LLC - Delayed Draw Term Loan First-Out (13)	Consumer Durables & Apparel	SOFR + 10.00% (1.00% floor) PIK	13.78%	10/18/2027	8,824	7,760	7,854	1.4%
Kent Water Sports Holdings, LLC - Delayed Draw Term Loan Last-Out (12)(13)	Consumer Durables & Apparel	SOFR + 13.50% (1.00% floor) PIK	17.28%	10/18/2027	19,867	12,713	—	—%
MerchantWise Solutions, LLC - Delayed Draw Term Loan	Software & Services	SOFR + 3.00% (0.75% floor) + 4.50% PIK	11.20%	6/1/2028	2,451	2,432	2,037	0.4%
MerchantWise Solutions, LLC - Term Loan	Software & Services	SOFR + 3.00% (0.75% floor) + 4.50% PIK	11.20%	6/1/2028	11,670	11,582	9,698	1.8%

COMMONWEALTH CREDIT PARTNERS BDC I, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS (CONTINUED)

(amounts in thousands, except per share data)

March 31, 2026

Portfolio Company - Investment (3)(7)	Industry	Spread Above Index	Interest Rate (5)(10)	Maturity Date	Principal / Shares(14)	Amortized Cost	Fair Value	Percentage of Net Assets (2)
Debt Investments
First Lien Senior Secured
Military Retail Solutions, LLC - Delayed Draw Term Loan (4)(11)	Consumer Staples Distribution & Retail	SOFR + 5.25% (1.00% floor)	8.92%	6/28/2029	$—	$(12)	$—	—%
Military Retail Solutions, LLC - Revolving Credit Line (4)(11)	Consumer Staples Distribution & Retail	SOFR + 5.25% (1.00% floor)	8.92%	6/28/2029	489	477	489	0.1%
Military Retail Solutions, LLC - Term Loan (11)	Consumer Staples Distribution & Retail	SOFR + 5.25% (1.00% floor)	8.92%	6/28/2029	15,047	14,836	15,047	2.7%
Narcote, LLC - Revolving Credit Line (1)(4)	Materials	SOFR + 7.00% (1.00% floor)	10.78%	3/30/2027	—	(5)	—	—%
Narcote, LLC - Term Loan A (1)	Materials	SOFR + 7.00% (1.00% floor)	10.78%	3/30/2027	2,622	2,611	2,622	0.5%
Narcote, LLC - Term Loan B (1)(8)	Materials	SOFR + 7.00% (1.00% floor)	10.78%	3/30/2027	4,371	4,352	4,371	0.8%
Narcote, LLC - Term Loan C (1)	Materials	SOFR + 7.00% (1.00% floor)	10.78%	3/30/2027	461	459	461	0.1%
National Debt Relief, LLC - Delayed Draw Term Loan	Financial Services	SOFR + 6.50% (2.50% floor)	10.28%	2/7/2028	10,943	10,905	10,943	2.0%
National Debt Relief, LLC - Revolving Credit Line	Financial Services	SOFR + 6.50% (2.50% floor)	10.28%	2/7/2028	2,189	2,181	2,189	0.4%
National Debt Relief, LLC - Term Loan	Financial Services	SOFR + 6.50% (2.50% floor)	10.28%	2/7/2028	13,131	13,086	13,131	2.4%
Oak Dental Partners - Revolving Credit Line (4)	Health Care Equipment & Services	SOFR + 6.00% (2.00% floor)	9.78%	3/22/2028	344	336	338	0.1%
Oak Dental Partners - Term Loan	Health Care Equipment & Services	SOFR + 6.00% (2.00% floor)	9.78%	3/22/2028	16,682	16,485	16,566	3.0%
OAO Acquisitions, Inc. - Delayed Draw Term Loan	Capital Goods	SOFR + 5.00% (1.25% floor)	8.73%	12/27/2029	1,299	1,286	1,280	0.2%
OAO Acquisitions, Inc. - Revolving Credit Line (4)	Capital Goods	SOFR + 5.00% (1.25% floor)	8.73%	12/27/2029	—	(6)	(10)	—%
OAO Acquisitions, Inc. - Term Loan	Capital Goods	SOFR + 5.00% (1.25% floor)	8.73%	12/27/2029	6,179	6,122	6,087	1.1%
OneCare Media, LLC - Revolving Credit Line (4)(12)	Media & Entertainment	SOFR + 4.50% (1.00% floor)	8.27%	12/31/2027	—	(8)	(444)	(0.1)%
OneCare Media, LLC - Term Loan A (12)	Media & Entertainment	SOFR + 4.50% (1.00% floor)	8.27%	12/31/2027	10,719	9,229	3,001	0.5%
OneCare Media, LLC - Term Loan B (12)	Media & Entertainment	SOFR + 4.50% (1.00% floor)	8.27%	12/31/2027	2,380	2,051	666	0.1%
OneCare Media, LLC - Term Loan C (12)	Media & Entertainment	SOFR + 4.50% (1.00% floor)	8.27%	9/29/2026	1,488	1,282	417	0.1%
OneCare Media, LLC - Term Loan D (12)	Media & Entertainment	SOFR + 4.50% (1.00% floor)	8.27%	12/31/2027	905	778	253	—%

COMMONWEALTH CREDIT PARTNERS BDC I, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS (CONTINUED)

(amounts in thousands, except per share data)

March 31, 2026

Portfolio Company - Investment (3)(7)	Industry	Spread Above Index	Interest Rate (5)(10)	Maturity Date	Principal / Shares(14)	Amortized Cost	Fair Value	Percentage of Net Assets (2)
Debt Investments
First Lien Senior Secured
OpCo Borrower, LLC - Term Loan B	Health Care Equipment & Services	SOFR + 6.00% (1.00% floor)	9.66%	4/26/2029	$5,196	$5,143	$5,196	0.9%
Pansophic Learning US, LLC - Delayed Draw Term Loan	Consumer Services	SOFR + 5.75% (1.00% floor)	9.42%	5/15/2029	1,675	1,649	1,675	0.3%
Pansophic Learning US, LLC - Revolving Credit Line (4)	Consumer Services	SOFR + 5.75% (1.00% floor)	9.42%	5/15/2029	—	(16)	—	—%
Pansophic Learning US, LLC - Term Loan	Consumer Services	SOFR + 5.75% (1.00% floor)	9.42%	5/15/2029	13,388	13,180	13,388	2.4%
PDDS Holdco, Inc. - Revolving Credit Line (4)(11)	Software & Services	SOFR + 6.00% (0.75% floor)	9.63%	9/30/2031	—	(10)	(25)	—%
PDDS Holdco, Inc. - Term Loan B (11)	Software & Services	SOFR + 6.00% (0.75% floor)	9.63%	9/30/2031	7,820	7,747	7,648	1.4%
PJW Ultimate Holdings, LLC - Revolving Credit Line (4)	Consumer Services	SOFR + 5.50% (1.00% floor)	9.17%	11/17/2029	—	(19)	—	—%
PJW Ultimate Holdings, LLC - Term Loan B	Consumer Services	SOFR + 5.50% (1.00% floor)	9.17%	11/17/2029	13,544	13,460	13,544	2.5%
Restaurant Holding Company, LLC - Term Loan (9)	Consumer Services	SOFR + 6.25% (1.00% floor)	10.03%	2/25/2028	20,175	20,000	20,175	3.7%
Rushmore Intermediate II, LLC - Delayed Draw Term Loan	Health Care Equipment & Services	SOFR + 7.00% (1.00% floor)	10.85%	11/1/2027	1,253	1,244	1,205	0.2%
Rushmore Intermediate II, LLC - Delayed Draw Term Loan 2nd Amend	Health Care Equipment & Services	SOFR + 7.00% (1.00% floor)	10.85%	11/1/2027	1,160	1,144	1,116	0.2%
Rushmore Intermediate II, LLC - Delayed Draw Term Loan 4th Amend	Health Care Equipment & Services	SOFR + 7.00% (1.00% floor)	10.85%	11/1/2027	486	480	467	0.1%
Rushmore Intermediate II, LLC - Revolving Credit Line (4)	Health Care Equipment & Services	SOFR + 7.00% (1.00% floor)	10.85%	11/1/2027	1,337	1,330	1,286	0.2%
Rushmore Intermediate II, LLC - Term Loan	Health Care Equipment & Services	SOFR + 7.00% (1.00% floor)	10.85%	11/1/2027	12,005	11,929	11,549	2.1%
Rushmore Intermediate II, LLC - Term Loan B	Health Care Equipment & Services	SOFR + 7.00% (1.00% floor)	10.85%	11/1/2027	1,117	1,104	1,074	0.2%
S4T Holdings Corp. - Delayed Draw Term Loan	Commercial & Professional Services	SOFR + 4.75% (1.00% floor)	8.42%	12/28/2026	7,519	7,489	7,489	1.4%
S4T Holdings Corp. - Term Loan	Commercial & Professional Services	SOFR + 4.75% (1.00% floor)	8.53%	12/28/2026	25,167	25,082	25,066	4.5%
Sarasota US Intermediate, Inc. - Term Loan	Consumer Services	SOFR + 4.75% (1.00% floor)	8.45%	12/15/2031	19,451	19,218	19,296	3.5%
Select Rehabilitation, LLC - Term Loan A	Health Care Equipment & Services	SOFR + 5.00% (5.00% floor)	10.00%	12/29/2028	6,338	6,338	6,338	1.1%
Select Rehabilitation, LLC - Term Loan B (12)	Health Care Equipment & Services	Fixed 7.50% PIK	7.50%	12/29/2028	13,440	6,088	3,091	0.6%

COMMONWEALTH CREDIT PARTNERS BDC I, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS (CONTINUED)

(amounts in thousands, except per share data)

March 31, 2026

Portfolio Company - Investment (3)(7)	Industry	Spread Above Index	Interest Rate (5)(10)	Maturity Date	Principal / Shares(14)	Amortized Cost	Fair Value	Percentage of Net Assets (2)
Debt Investments
First Lien Senior Secured
Senior Support Holdings (Franchise) Acquisition, Inc. - Delayed Draw Term Loan	Health Care Equipment & Services	SOFR + 5.25% (1.00% floor)	8.90%	3/20/2030	$1,825	$1,797	$1,825	0.3%
Senior Support Holdings (Franchise) Acquisition, Inc. - Term Loan	Health Care Equipment & Services	SOFR + 5.25% (1.00% floor)	8.94%	3/20/2030	4,204	4,145	4,204	0.8%
Spartan CP, LLC - Term Loan	Consumer Services	SOFR + 5.75% (1.00% floor)	9.42%	6/28/2029	5,420	5,417	5,393	1.0%
Spartan CP, LLC - Delayed Draw Term Loan	Consumer Services	SOFR + 5.75% (1.00% floor)	9.42%	6/28/2029	2,473	2,437	2,461	0.4%
Spartan CP, LLC - Revolving Credit Line (4)	Consumer Services	SOFR + 5.75% (1.00% floor)	9.42%	6/28/2029	301	294	298	0.1%
The Mutual Group LLC - Revolving Credit Line (4)	Insurance	SOFR + 5.75% (1.00% floor)	9.42%	1/31/2030	—	(3)	—	—%
The Mutual Group LLC - Term Loan	Insurance	SOFR + 5.75% (1.00% floor)	9.42%	1/31/2030	3,386	3,347	3,386	0.6%
Total Fleet Buyer, LLC - Revolving Credit Line (4)	Capital Goods	SOFR + 4.50% (1.00% floor)	8.13%	7/15/2030	—	(17)	—	—%
Total Fleet Buyer, LLC - Term Loan	Capital Goods	SOFR + 4.50% (1.00% floor)	8.13%	7/15/2030	6,774	6,683	6,774	1.2%
Total Fleet Buyer, LLC - Term Loan B	Capital Goods	SOFR + 4.50% (1.00% floor)	8.13%	7/15/2030	1,548	1,525	1,548	0.3%
VardimanBlack Holdings, LLC - Delayed Draw Term Loan	Health Care Equipment & Services	SOFR + 7.00% (0.50% floor)	10.77%	3/18/2027	2,492	2,466	2,724	0.5%
VardimanBlack Holdings, LLC - Term Loan (12)	Health Care Equipment & Services	SOFR + 7.00% (0.50% floor)	10.67%	3/18/2027	22,179	19,284	13,352	2.4%
West Creek Financial SPV- Debt Facility VI, LLC - Delayed Draw Term Loan (1)	Financial Services	SOFR + 5.25% (1.00% floor)	8.92%	11/19/2029	1,733	1,710	1,710	0.3%
West Creek Financial SPV- Debt Facility VI, LLC - Revolving Credit Line (1)(4)	Financial Services	SOFR + 5.25% (1.00% floor)	8.92%	11/19/2029	1,666	1,637	1,632	0.3%
West Creek Financial SPV- Debt Facility VI, LLC - Delayed Draw Term Loan B (1)(4)	Financial Services	SOFR + 5.25% (1.00% floor)	8.92%	11/19/2029	—	(26)	(37)	—%
West Creek Financial SPV- Debt Facility VI, LLC - Term Loan (1)	Financial Services	SOFR + 5.25% (1.00% floor)	8.92%	11/19/2029	5,101	5,031	5,035	0.9%
West Creek Financial SPV- Debt Facility VI, LLC - Term Loan B (1)	Financial Services	SOFR + 5.25% (1.00% floor)	8.92%	11/19/2029	456	452	450	0.1%
Whitestone Home Furnishings, LLC - Term Loan	Consumer Durables & Apparel	SOFR + 5.50% (1.00% floor)	9.17%	9/30/2027	13,867	13,842	13,867	2.5%
Whitestone Home Furnishings, LLC - Term Loan B	Consumer Durables & Apparel	SOFR + 5.50% (1.00% floor)	9.17%	9/30/2027	1,691	1,669	1,691	0.3%
Whitestone Home Furnishings, LLC - Revolving Credit Line (4)	Consumer Durables & Apparel	SOFR + 5.50% (1.00% floor)	9.17%	9/30/2027	—	(6)	—	—%
Total First Lien Senior Secured					681,622	655,268	619,018	112.4%
Total Debt Investments					$681,622	$655,268	$619,018	112.4%

COMMONWEALTH CREDIT PARTNERS BDC I, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS (CONTINUED)

(amounts in thousands, except per share data)

March 31, 2026

Portfolio Company - Investment (3)(7)	Industry	Spread Above Index	Interest Rate (5)(10)	Maturity Date	Principal / Shares(14)	Amortized Cost	Fair Value	Percentage of Net Assets (2)
Membership Interest Investments (6)(15)
Preferred Membership Interest
Allied OMS Intermediate Company, LLC - Preferred Units	Health Care Equipment & Services	NA	NA	NA	13,570	$726	$858	0.2%
Atlas US Holdings, LP - Class X Preferred Units	Financial Services	15.00% PIK	15.00%	NA	285,441	395	94	—%
Atlas US Holdings, LP - Class B-2 Units	Financial Services	NA	NA	NA	857,787	873	—	—%
EEP-EPS Fund I-A, LP - Series A-1 Preferred Units	Media & Entertainment	NA	NA	NA	887,237	887	71	—%
Sea-K Investors, LLC - Class A Units (11)(12)(13)	Consumer Durables & Apparel	NA	NA	NA	3,495	—	—	—%
VardimanBlack Holdings, LLC - Preferred Equity (11)(12)	Health Care Equipment & Services	6.00% PIK	6.00%	NA	9,268,770	2,908	—	—%
Total Preferred Equity						5,789	1,023	0.2%
Common Membership Interest
190 Octane Holdings, LLC - Series A-1 units (11)	Consumer Services	NA	NA	NA	223,551	377	—	—%
Cardiology Partners Co., L.P. - Class O2 Units	Health Care Equipment & Services	NA	NA	NA	142,509	143	127	—%
CTM Acquisition, LLC - Class A Units	Media & Entertainment	NA	NA	NA	664,865	665	—	—%
Firebirds Intermediate Holdings I, LLC - Class A Units	Consumer Services	NA	NA	NA	590,012	590	537	0.1%
Firebirds Intermediate Holdings I, LLC - Class B Units	Consumer Services	NA	NA	NA	590,012	—	—	—%
Kemper Sports Management Holdings, LLC Equity (11)	Consumer Services	NA	NA	NA	420,992	421	1,246	0.2%
Oak Dental Partners Holding Company, LLC - Class C Units (11)	Health Care Equipment & Services	NA	NA	NA	53	344	484	0.1%
Oak Dental Partners Holding Company, LLC - Class D Units (11)	Health Care Equipment & Services	2.25%	2.25% PIK	NA	19	19	29	—%
Rushmore Lender Co-Invest Blocker, LLC - Common Stock	Health Care Equipment & Services	NA	NA	NA	676,823	719	352	0.1%
SDB Partners Holdco, LLC - Class A (11)	Health Care Equipment & Services	NA	NA	NA	19,103,095	—	—	—%
Sea-K Investors, LLC - Common Stock (11)(13)	Consumer Durables & Apparel	NA	NA	NA	97	—	—	—%
Senior Support Holdings, LP - Class A-1 (11)	Health Care Equipment & Services	NA	NA	NA	449	449	546	0.1%
Senior Support Holdings, LP - Class B (11)	Health Care Equipment & Services	NA	NA	NA	449	—	141	—%
TVG OCM III (FT) Blocker, LLC - Class B Units	Media & Entertainment	NA	NA	NA	2,610	743	—	—%
TVG OCM III (FT) Blocker, LLC - Class L Units	Media & Entertainment	NA	NA	NA	13,965	—	—	—%

COMMONWEALTH CREDIT PARTNERS BDC I, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS (CONTINUED)

(amounts in thousands, except per share data)

March 31, 2026

Portfolio Company - Investment (3)(7)	Industry	Spread Above Index	Interest Rate (5)(10)	Maturity Date	Principal / Shares(14)	Amortized Cost	Fair Value	Percentage of Net Assets (2)
Membership Interest Investments (6)(15)
Common Membership Interest
Vistria ESS Holdings, LLC - Equity Units	Commercial & Professional Services	NA	NA	NA	326	$157	$786	0.1%
Total Common Membership Interest						4,627	4,248	0.7%
Total Membership Interest						10,416	5,271	0.9%
Total Investments						$665,684	$624,289	113.3%
Cash Equivalents
First American Government Obligations Fund - X Class, 3.70% dividend yield	Cash Equivalents	NA	NA	NA	9,227	9,227	9,227	1.7%
Total Cash Equivalents						9,227	9,227	1.7%
Total Investments and Cash Equivalents						$674,911	$633,516	115.0%
Liabilities in Excess of Other Assets							$(81,761)	(15.0)%
Net Assets							$551,755	100.0%

COMMONWEALTH CREDIT PARTNERS BDC I, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS (CONTINUED)

(amounts in thousands, except per share data)

March 31, 2026

(1)
The Company deemed this asset to be a “non-qualifying asset” under Section 55(a) of the Investment Company Act of 1940, as amended (the “1940 Act”). Qualifying assets must represent at least 70.0% of the Company’s total assets at the time of acquisition of any additional non-qualifying assets. As of March 31, 2026, 3.35% of the Company’s total assets are represented by investments at fair value that are considered non-qualifying assets.
(2)
Percentages are based on net assets as of March 31, 2026.
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
(5)
The majority of the investments bear interest at a rate that may be determined by reference to Secured Overnight Financing Rate (“SOFR”) and which reset monthly, quarterly, semiannually, or annually. For each, the Company has provided the spread over the reference rate and the current interest rate in effect at the reporting date. As of March 31, 2026, the reference rates for the Company’s variable rate loans were the 1 month SOFR at 3.66%, the 3 month SOFR at 3.68%, and the 6 month SOFR at 3.70%. Certain investments are subject to an interest rate floor. For fixed rate loans, a spread above a reference rate is not applicable.
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
(15)
Security acquired in transaction exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), and may be deemed to be “restricted security” under the Securities Act. As of March 31, 2026, the aggregate fair value of these securities is $5,271, or 0.96% of the Company’s net assets. The initial acquisition dates of the restricted securities are as follows:

COMMONWEALTH CREDIT PARTNERS BDC I, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS (CONTINUED)

(amounts in thousands, except per share data)

March 31, 2026

Portfolio Company — Investment(15)	Initial Acquisition Date
190 Octane Holdings, LLC - Series A-1 units	July 1, 2022
Allied OMS Intermediate Company, LLC - Preferred Units	June 9, 2025
Atlas US Holdings, LP - Class B-2 Units	May 4, 2022
Atlas US Holdings, LP - Class X Preferred Units	May 17, 2023
Cardiology Partners Co., L.P. - Class O2 Units	January 31, 2023
CTM Acquisition, LLC - Class A Units	February 28, 2023
EEP-EPS Fund I-A, LP - Series A-1 Preferred Units	February 24, 2023
Firebirds Intermediate Holdings I, LLC - Class A Units	March 22, 2023
Firebirds Intermediate Holdings I, LLC - Class B Units	March 22, 2023
Kemper Sports Management Holdings, LLC Equity	January 12, 2023
Oak Dental Partners Holding Company, LLC - Class C Units	March 23, 2023
Oak Dental Partners Holding Company, LLC - Class D Units	October 15, 2025
Rushmore Lender Co-Invest Blocker, LLC - Common Stock	November 1, 2021
SDB Partners Holdco, LLC - Class A	March 29, 2024
Sea-K Investors, LLC - Common Stock	November 6, 2023
Sea-K Investors, LLC - Class A Units	November 6, 2023
Senior Support Holdings, LP - Class A-1	March 20, 2024
Senior Support Holdings, LP - Class B	March 20, 2024
TVG OCM III (FT) Blocker, LLC - Class B Units	September 29, 2021
TVG OCM III (FT) Blocker, LLC - Class L Units	November 6, 2025
VardimanBlack Holdings, LLC - Preferred Equity	March 29, 2024
Vistria ESS Holdings, LLC - Equity Units	December 27, 2021

The following table shows the portfolio composition by industry grouping based on fair value at March 31, 2026:

Industry	Investments and Cash Equivalents at Fair Value	Percentage of Total Portfolio
Consumer Services	$128,673	20.3%
Health Care Equipment & Services	123,015	19.4%
Financial Services	68,226	10.8%
Media & Entertainment	60,970	9.6%
Capital Goods	50,891	8.0%
Technology Hardware & Equipment	44,268	6.9%
Software & Services	33,401	5.3%
Commercial & Professional Services	33,341	5.3%
Insurance	28,609	4.5%
Consumer Durables & Apparel	23,412	3.7%
Consumer Staples Distribution & Retail	15,536	2.5%
Cash Equivalents	9,227	1.5%
Materials	7,454	1.2%
Transportation	4,362	0.7%
Telecommunication Services	2,131	0.3%
	$633,516	100.0%

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

COMMONWEALTH CREDIT PARTNERS BDC I, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS (CONTINUED)

(amounts in thousands, except per share data)

December 31, 2025

Portfolio Company — Investment(14)	Initial Acquisition Date
190 Octane Holdings, LLC - Series A-1 units	July 1, 2022
Allied OMS Intermediate Company, LLC - Preferred Units	June 9, 2025
Atlas US Holdings, LP - Class B-2 Units	May 4, 2022
Atlas US Holdings, LP - Class X Preferred Units	May 17, 2023
Cardiology Partners Co., L.P. - Class O2 Units	January 31, 2023
CTM Acquisition, LLC - Class A Units	February 28, 2023
EEP-EPS Fund I-A, LP - Series A-1 Preferred Units	February 24, 2023
Firebirds Intermediate Holdings I, LLC - Class A Units	March 22, 2023
Firebirds Intermediate Holdings I, LLC - Class B Units	March 22, 2023
Kemper Sports Management Holdings, LLC Equity	January 12, 2023
Oak Dental Partners Holding Company, LLC - Class C Units	March 23, 2023
Oak Dental Partners Holding Company, LLC - Class D Units	October 15, 2025
Rushmore Lender Co-Invest Blocker, LLC - Common Stock	November 1, 2021
SDB Partners Holdco, LLC - Class A	March 29, 2024
Sea-K Investors, LLC - Common Stock	November 6, 2023
Sea-K Investors, LLC - Class A Units	November 6, 2023
Senior Support Holdings, LP - Class A-1	March 20, 2024
Senior Support Holdings, LP - Class B	March 20, 2024
TVG OCM III (FT) Blocker, LLC - Class B Units	September 29, 2021
TVG OCM III (FT) Blocker, LLC - Class L Units	November 6, 2025
VardimanBlack Holdings, LLC - Preferred Equity	March 29, 2024
Vistria ESS Holdings, LLC - Equity Units	December 27, 2021

The following table shows the portfolio composition by industry grouping based on fair value at December 31, 2025:

Industry(1)	Investments and Cash Equivalents at Fair Value	Percentage of Total Portfolio
Health Care Equipment & Services	$129,653	19.8%
Consumer Services	136,325	20.9%
Financial Services	68,725	10.5%
Media & Entertainment	61,877	9.5%
Software & Services	61,057	9.3%
Capital Goods	55,807	8.5%
Commercial & Professional Services	38,625	5.9%
Insurance	28,432	4.4%
Consumer Durables & Apparel	22,146	3.4%
Technology Hardware & Equipment	16,129	2.5%
Consumer Staples Distribution & Retail	15,331	2.4%
Materials	7,495	1.1%
Cash Equivalents	5,417	0.8%
Transportation	4,317	0.7%
Telecommunication Services	2,136	0.3%
	$653,472	100.0%

(1)
The Company reclassified certain industry groupings of its portfolio companies presented in the consolidated financial statements as of December 31, 2025, to align with Global Industry Classification Standards ("GICS"), where applicable. These reclassifications had no impact on the Consolidated Statements of Assets and Liabilities as of December 31, 2025.

The accompanying notes are an integral part of these consolidated financial statements.

COMMONWEALTH CREDIT PARTNERS BDC I, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts, percentages, and as otherwise indicated)

March 31, 2026

Note 1—Organization

Commonwealth Credit Partners BDC I, Inc. (“we”, “us”, “our”, or the “Company”) is an externally managed, non-diversified, closed-end management investment company that has elected to be regulated as a business development company (a “BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”), and has elected to be treated for U.S. federal income tax purposes, and intends to qualify annually, as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). The Company was formed on January 15, 2021 (“Inception Date”) as a Delaware corporation. The Company commenced investment operations on August 17, 2021. On November 3, 2025, Manulife (as defined below) acquired 75% of Comvest’s (as defined below) private credit business (the “Manulife Transaction”).

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

Note 2—Summary of Significant Accounting Policies

Basis of Presentation

The Company’s consolidated interim financial statements include the accounts of the Subsidiaries and are prepared in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”) and pursuant to the requirements for reporting on Form 10-Q and Article 6 of Regulation S-X. Accordingly, the Company’s consolidated interim financial statements do not include all of the information and notes required by GAAP for annual financial statements. In the opinion of management, the consolidated financial statements reflect all adjustments and reclassifications consisting solely of normal accruals that are necessary for the fair presentation of financial results as of and for the periods presented. The consolidated interim financial statements and notes thereto should be read in conjunction with the financial statements and notes thereto in the Company’s Form 10-K for the year ended December 31, 2025, as filed with the U.S. Securities and Exchange Commission (the “SEC”). The Company is an investment company following accounting and reporting guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification Topic 946, Financial Services—Investment Companies (“ASC 946”). The Company consolidates its Subsidiaries.

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

The Investment Adviser values the Company’s portfolio investments on a quarterly basis, or more frequently if required under the 1940 Act. For purposes of the 1940 Act, the Board of Directors of the Company (the “Board”) has designated the Investment Adviser as the Company’s valuation designee under Rule 2a-5 under the 1940 Act (the “Valuation Designee”). The Board provides oversight of the Investment Adviser’s fair value determinations of the Company’s portfolio investments on a quarterly basis in good faith, including investments that are not publicly traded and those whose market prices are not readily available. Security transactions are accounted for on a trade date basis.

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

Investment Classification

The Company classifies its investments in accordance with the requirements of the 1940 Act. Under the 1940 Act, “Control” is defined as the power to exercise a controlling influence over the management or policies of a company, unless such power is solely the result of an official position with such company. In addition, in accordance with Section 2(a)(9) of the 1940 Act, any person who owns beneficially, either directly or through one or more controlled companies, more than 25% of the voting securities of a company shall be presumed to control such company. Any person who does not so own more than 25% of the voting securities of any company and/or does not have the power to exercise control over the management or policies of such portfolio company shall be presumed not to control such company. Consistent with the 1940 Act, “affiliated investments” are defined as those investments in companies in which the Company owns 5% or more of the voting securities. Consistent with the 1940 Act, “non-affiliated investments” are defined as investments that are neither control investments nor affiliated investments. As of March 31, 2026 and as of December 31, 2025, the Company did not “control” and was not an “affiliated person” of any of its portfolio companies, each as defined in the 1940 Act, except as noted as of March 31, 2026 and December 31, 2025 in the consolidated schedules of investments.

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

The Company considers all highly liquid investments with a maturity of three months or less, when acquired, to be cash equivalents. As of March 31, 2026 and December 31, 2025, the Company held cash equivalents in the form of money market fund shares held in First American Government Obligations Fund and other cash equivalents with a fair value of $9.23 million and $5.42 million, respectively, representing 1.67% and 0.97%, respectively, of the Company’s net assets. Cash equivalents in the form of money market fund shares are valued at their reported net asset value (generally $1 per share) on the measurement date, and are categorized within Level 1 of the fair value hierarchy under ASC 820, as inputs in the valuation are observable.

Organizational Expenses and Offering Costs

The Company bore the organizational expenses incurred in connection with its formation and will bear offering costs incurred in connection with the offering of its Shares, including the out-of-pocket expenses of the Investment Adviser and its agents and affiliates.

In addition, the Company will reimburse the Investment Adviser for the organizational expenses and offering costs it incurs on the Company’s behalf. For the period from the Inception Date through March 31, 2026, the Company had incurred $0.48 million of organizational costs. If actual organizational expenses and offering costs incurred exceed $0.75 million, the Investment Adviser or its affiliate bear the excess costs.

Organizational expenses consist of costs incurred to establish the Company and enable it legally to do business. Organization costs are expensed as incurred. Offering costs consist of costs incurred in connection with the offering of Shares of the Company. Offering costs are capitalized as a deferred charge and amortized to expense on a straight-line basis over 12 months from the Inception Date. There were no organizational or offering costs incurred during the three months ended March 31, 2026 and March 31, 2025. As of March 31, 2026 and December 31, 2025, no offering costs were deferred.

Deferred Financing Costs

Financing costs incurred in connection with the Company’s credit facilities are capitalized and amortized into expense using the straight-line method, which approximates the effective yield method over the life of the respective facility. See Note 6 – Borrowings.

Revenue Recognition

Interest Income

Interest income, adjusted for amortization of premium and accretion of discount, is recorded on an accrual basis. Discount and premium on investments purchased are accreted/amortized over the expected life of the respective investment using the effective yield method. Loan origination fees, original issue discount (“OID”) and market discounts or premiums are capitalized/deferred and amortized/accreted into interest income using the effective interest method. Upon prepayment of a loan or debt security, any prepayment premiums, unamortized upfront loan origination fees and unamortized discounts are recorded as interest income. The Company may have loans in its portfolio that contain a PIK interest provision. PIK interest is accrued and recorded as income at the contractual rates, if deemed collectible. The PIK interest is added to the principal balance on the capitalization date and is generally due at maturity or when deemed by the issuer. For the three months ended March 31, 2026 and March 31, 2025, the Company recognized PIK interest from investments of $0.9 million and $0.9 million, respectively, which is included in “Paid in Kind Interest Income” on the Consolidated Statements of Operations.

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

The following table presents fair value measurements of investments and cash equivalents, by major class, as of March 31, 2026, according to the fair value hierarchy:

	Fair Value Measurements
	Level 1	Level 2	Level 3	Totals
First Lien Senior Secured	$—	$—	$619,018	$619,018
Equity	—	—	5,271	5,271
Cash Equivalents	9,227	—	—	9,227
Total	$9,227	$—	$624,289	$633,516

The following table presents fair value measurements of investments and cash equivalents, by major class, as of December 31, 2025, according to the fair value hierarchy:

	Fair Value Measurements
	Level 1	Level 2	Level 3	Totals
First Lien Senior Secured	$—	$—	$642,624	$642,624
Equity	—	—	5,431	5,431
Cash Equivalents	5,417	—	—	5,417
Total	$5,417	$—	$648,055	$653,472

The following table provides a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the three months ended March 31, 2026:

	First Lien Senior Secured	Equity	Total
Balance as of December 31, 2025	$642,624	$5,431	$648,055
Purchases and other adjustments to cost	6,883	144	7,027
Sales, repayments and restructurings	(22,567)	—	(22,567)
Transfers in (a)	—	—	—
Transfers out (a)	—	—	—
Net realized gain/(loss) on investments	(2,711)	—	(2,711)
Net change in unrealized gain/(loss) on investments	(5,872)	(304)	(6,176)
Net accretion of discount on investments	661	—	661
Balance as of March 31, 2026	$619,018	$5,271	$624,289
Net change in unrealized gain/loss for the period relating to those Level 3 assets that were still held by the Company at the end of the period:	$(6,553)	$(279)	$(6,832)

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

Purchases represent the acquisition of new investments at cost and PIK capitalization. Sales and repayments represent principal payments received during the period. For the three months ended March 31, 2026 and March 31, 2025, there were no transfers between levels of the fair value hierarchy.

Significant Unobservable Inputs

The following table summarizes the significant unobservable inputs used to value Level 3 investments as of March 31, 2026. The table is not intended to be all-inclusive, but instead identifies the significant unobservable inputs relevant to the determination of fair values.

				Selected Input Range
Asset Category	Fair Value	Primary Valuation Technique	Unobservable Inputs	Minimum		Maximum		Weighted Average (a)		Valuation from an Increase in Input (b)
First Lien Senior Secured	$562,187	Discounted Cash Flow	Discount Rate	7.9%		21.0%		10.1%		Decrease
Equity	513	Discounted Cash Flow	Discount Rate	28.4%		28.4%		28.4%		Decrease
First Lien Senior Secured	45,083	Market Comparables	EBITDA Multiple	6.3	x	11.0	x	8.4	x	Increase
Equity	4,758	Market Comparables	EBITDA Multiple	6.3	x	19.0	x	13.4	x	Increase
First Lien Senior Secured	11,748	Market Comparables	Revenue Multiple	0.5	x	1.1	x	0.7	x	Increase
Total	$624,289

(a)
Weighted averages are calculated based on fair value of investments.
(b)
Represents the directional change in the fair value of the Level 3 investments that could have resulted from an increase in the corresponding inputs as of a period end. A decrease to the unobservable input would have had the opposite effect. Significant changes in these inputs may have resulted in a significantly higher or lower fair value measurement at the period end.

The following table summarizes the significant unobservable inputs used to value Level 3 investments as of December 31, 2025. The table is not intended to be all-inclusive, but instead identifies the significant unobservable inputs relevant to the determination of fair values.

				Selected Input Range
Asset Category	Fair Value	Primary Valuation Technique	Unobservable Inputs	Minimum	Maximum	Weighted Average (a)	Valuation from an Increase in Input (b)
First Lien Senior Secured	$553,644	Discounted Cash Flow	Discount Rate	7.4%	22.0%	10.1%	Decrease
Equity	489	Discounted Cash Flow	Discount Rate	28.4%	28.4%	28.4%	Decrease
First Lien Senior Secured	49,233	Market Comparables	EBITDA Multiple	4.5x	11.5x	8.4x	Increase
Equity	4,942	Market Comparables	EBITDA Multiple	5.8x	21.5x	13.2x	Increase
First Lien Senior Secured	12,699	Market Comparables	Revenue Multiple	0.4x	1.0x	0.7x	Increase
First Lien Senior Secured	27,048	Recent Transactions	Recent Transactions	NA	NA	NA	Increase
Total	$648,055

(a)
Weighted averages are calculated based on fair value of investments.
(b)
Represents the directional change in the fair value of the Level 3 investments that could have resulted from an increase in the corresponding inputs as of a period end. A decrease to the unobservable input would have had the opposite effect. Significant changes in these inputs may have resulted in a significantly higher or lower fair value measurement at the period end.

There were no significant changes in valuation approach or technique as of March 31, 2026 and December 31, 2025.

Level 3 inputs to the valuation methodology are unobservable and significant to overall fair value measurement. The inputs into the determination of fair value require significant management judgment or estimation. Financial instruments that are included in this category include investments in privately held entities where the fair value is based on unobservable inputs.

The income and market approaches were used in the determination of fair value of certain Level 3 assets as of March 31, 2026 and December 31, 2025. The significant unobservable inputs used in the income approach are the discount rate or market yield used to discount the estimated future cash flows expected to be received from the underlying investment, which include both future principal and interest payments and any other end of term fees, as applicable. Included in the consideration and selection of discount rates are factors such as risk of default, interest rate risk, and changes in credit quality. The significant unobservable inputs used in the market approach are based on market comparable transactions and market multiples of publicly traded comparable companies. Increases or decreases in the valuation multiples in isolation may result in higher or lower fair value measurement, respectively, and increases or decreases in the discount rate in isolation may result in lower or higher fair value measurement, respectively.

As of March 31, 2026 and December 31, 2025, the Company had five and six portfolio companies on a non-accrual status, respectively. Refer to Note 2 – Summary of Significant Accounting Policies for additional details regarding the Company’s non-accrual policy. The following table shows the amortized cost and fair value of the Company's performing and non-accrual investments as of March 31, 2026 and December 31, 2025:

	March 31, 2026		December 31, 2025
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Performing	$597,608	$591,955	$606,722	$603,418
Non-accrual	68,076	32,334	76,552	44,637
Total	$665,684	$624,289	$683,274	$648,055

For discussion of the fair value measurement of the Company’s borrowings, refer to Note 6 – Borrowings.

Note 4—Related Party Transactions

Investment Advisory Agreement

The Manulife Transaction resulted in the automatic termination of the Company’s prior investment management agreement with the Investment Adviser (the “Prior Investment Advisory Agreement”) under the 1940 Act. Prior thereto, on August 27, 2025, the Board approved a new investment management agreement between the Company and the Investment Adviser (the “Investment Advisory Agreement”), subject to shareholder approval which became effective upon the closing of the Manulife Transaction. All material terms remain unchanged from the Prior Investment Advisory Agreement to the Investment Advisory Agreement, including the management and incentive fees payable by the Company.

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

The table set forth below shows the following quarterly fee percentages shall be payable with respect to the Company’s Target Adjusted Average Assets through the end of the Investment Period:

Quarter Ending	Quarter	Target Adjusted Average Assets Invested ($ in millions) [1]	Quarterly Management Fee Percentage	Quarterly Dollar Amount ($ in millions) [2]
September 30, 2021	1	$80	1%	$0.20
December 31, 2021	2	$160	1%	$0.40
March 31, 2022	3	$240	1%	$0.60
June 30, 2022	4	$320	1%	$0.80
September 30, 2022	5	$400	1%	$1.00
December 31, 2022	6	$480	1%	$1.20
March 31, 2023	7	$560	1%	$1.40
June 30, 2023	8	$640	1%	$1.60
September 30, 2023	9	$650	1%	$1.63
December 31, 2023	10	$650	1%	$1.63
March 31, 2024	11	$726	1%	$1.82
June 30, 2024	12	$740	1%	$1.85
September 30, 2024	13	$751	1%	$1.88
December 31, 2024	14	$754	1%	$1.88
March 31, 2025	15	$756	1%	$1.89
June 30, 2025	16	$758	1%	$1.90
September 30, 2025	17	$760	1%	$1.90
December 31, 2025	18	$762	1%	$1.90
March 31, 2026	19 and beyond[3]	$764	1%	$1.91

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

For the three months ended March 31, 2026 and March 31, 2025, the Company incurred $1.58 million and $1.59 million, respectively, in Management Fees under the Investment Advisory Agreement. As of March 31, 2026 and December 31, 2025, the payables related to the Management Fees were $1.66 million and $1.68 million, respectively.

There were no management fee waivers for the three months ended March 31, 2026 and March 31, 2025.

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

For the three months ended March 31, 2026 and March 31, 2025, the Company incurred $0.00 million and $0.4 million, respectively, in incentive fees under the Investment Advisory Agreement.

There were no incentive fee waivers for the three months ended March 31, 2026 and March 31, 2025.

Administration Agreement

The Company has entered into an administration agreement (the “Administration Agreement”) with Commonwealth Credit Advisors LLC, a Delaware limited liability company (in such capacity, the “Administrator”), under which the Administrator provides administrative services for the Company, including arranging office facilities for the Company and providing office equipment and clerical, bookkeeping and recordkeeping services at such facilities. Under the Administration Agreement, the Administrator also performs, or oversees the performance of, the Company’s required administrative services, which includes being responsible for the financial records which the Company is required to maintain and preparing reports to the Company's stockholders and reports filed with the SEC and providing the services of the Company’s chief financial officer and their staff. In addition, the Administrator will assist the Company in determining and in publishing the Company's net asset value, overseeing the preparation and filing of tax returns and the preparation and dissemination of reports to the Company’s stockholders, and generally overseeing the payment of the Company's expenses and the performance of administrative and professional services rendered to the Company by others. The Administrator may also provide on the Company’s behalf managerial assistance to the Company’s portfolio companies.

The Administrator has hired a third-party sub-administrator (the “Sub-Administrator”) to assist with the provision of administration services. For the three months ended March 31, 2026 and March 31, 2025, the Company incurred $0.08 million and $0.08 million, respectively, in administrative service fees under the Administration Agreement, payable to the Sub-Administrator. Administration service fees are included in other general and administrative expenses on the Statements of Operations.

Management Consulting Services

Operating Advisory Group, LLC (“OAG”), is a consulting firm who provides services relating to portfolio companies of the Company. For the three months ended March 31, 2026 and March 31, 2025, OAG charged the Company $83,876 and $0, respectively, for restructuring consulting and due diligence services relating to Company portfolio companies. In addition, OAG charged the portfolio companies of the Company $0 and $0, respectively, for diligence expenses, which were paid by the portfolio companies. OAG is also reimbursed for out-of-pocket costs in connection with its services.

Co-Investment Relief

The 1940 Act generally prohibits BDCs from entering into negotiated co-investments with affiliates absent an order from the SEC. On May 6, 2026, the SEC granted certain affiliates of Manulife an exemptive order (the “Co-Investment Order”), that allows the Company to enter into certain negotiated co-investment transactions alongside other funds managed by the Investment Adviser or its affiliates in a manner consistent with its investment objective, positions, policies, strategies, and restrictions as well as regulatory requirements and other pertinent factors, subject to compliance with the conditions of the Co-Investment Order. The Co-Investment Order, which supersedes the prior co-investment order issued to certain affiliates of Manulife on December 12, 2023, is a new form of co-investment exemptive relief that adopts a more flexible requirement that allocations be “fair and equitable” to the Company and that the Investment Adviser considers the interests of the Company and any other affiliated 1940 Act-regulated funds that rely on the Co-Investment Order in allocations and which minimizes certain board approval requirements as compared to the prior form of co-investment exemptive relief. Among other things, under the Co-Investment Order, the terms, conditions, price, class of securities to be purchased in respect of a particular investment, the date on which such investment is to be made and any registration rights applicable thereto, must be generally the same for the Company and each other participating affiliated entity. The requirements of the Co-Investment Order (including any requirements for board approval thereunder), as well as other regulatory requirements associated with the Company and any other affiliated 1940 Act-regulated funds that rely on the Co-Investment Order, potentially will impact the investment allocations among participating entities (including, for the avoidance of doubt, the Company) or otherwise impact allocation results. Any changes to the Co-Investment Order or the rules and other guidance promulgated by the SEC and its staff under the 1940 Act could impact allocations made available to the Company and thereby affect (and potentially decrease) the allocation made to us or otherwise impact the process for allocations in transactions in which the Company participates.

Note 5—Transactions with Non-controlled Affiliated Investments

A non-controlled affiliated investment is an investment in which the Company has an ownership interest of 5% or more of its voting securities. A controlled affiliate investment is an investment which the Company has an ownership interest of more than 25% of its voting securities. Please see the Company’s consolidated schedule of investments for the type of investment, principal amount/shares, interest rate including the spread, and the maturity date. Transactions related to the Company’s investments with affiliates for the three months ended March 31, 2026 were as follows:

Portfolio Company	Type of Asset	Amount of interest included in income	Beginning Fair Value at December 31, 2025	Gross additions(1)	Gross reductions(2)	Realized Gain/(Loss)	Change in Unrealized Gain (Loss)	Fair Value at March 31, 2026
Non-controlled, affiliated investments:
Kent Water Sports Holdings, LLC - Delayed Draw Loan Last-Out	First Lien Senior Secured	$—	$—	$—	$—	$—	$—	$—
Kent Water Sports Holdings, LLC - Delayed Draw Loan First-Out	First Lien Senior Secured	—	8,203	298	—	—	(647)	7,854
Sea-K Investors, LLC	Preferred Equity	—	—	—	—	—	—	—
Sea-K Investors, LLC	Common Equity	—	—	—	—	—	—	—
Total Non-controlled, affiliated Investments		$—	$8,203	$298	$—	$—	$(647)	$7,854

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

Transactions related to the Company’s investments with affiliates for the three months ended March 31, 2025 were as follows:

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

The Goldman Credit Facility is uncommitted and matures on the earlier of (i) the date on which either the Company or lender provide written notice of termination to the other party and (ii) the date that is 30 days prior to the last date on which the Company may issue capital drawdowns to its investors. Under the Goldman Credit Facility, the Company is permitted to borrow up to the lesser of $130.00 million and the Borrowing Base. The “Borrowing Base” is based upon the unfunded capital commitments of certain subscribed investors in the Company that have been approved by Goldman Sachs and meet certain criteria. The advance rate for such investors is currently 90%. The Borrowing Base was $130.00 million at March 31, 2026. The Goldman Credit Facility contains certain customary affirmative and negative covenants and events of default. As of March 31, 2026, the Company was in compliance with all covenants under the Goldman Credit Facility. The Goldman Credit Facility bears interest at a rate Term SOFR + 2.82% per annum.

The weighted average annualized interest cost (excluding amortization of deferred financing costs and other fees) for all borrowings for the three months ended March 31, 2026 and March 31, 2025 was 6.50% and 7.14%, respectively. The average daily debt outstanding for the three months ended March 31, 2026 and March 31, 2025 was $82.58 million and $99.1 million respectively. The maximum debt outstanding for the three months ended March 31, 2026 and March 31, 2025 was $101.00 million and $111.1 million, respectively.

The following table represents borrowings as of March 31, 2026:

	Total Aggregate Borrowing Capacity	Total Principal Outstanding	Less Deferred Financing Costs	Amount per Statements of Assets and Liabilities
Goldman Credit Facility	$130,000	$83,000	$—	$83,000
Total	$130,000	$83,000	$—	$83,000

The following table represents borrowings as of December 31, 2025:

	Total Aggregate Borrowing Capacity	Total Principal Outstanding	Less Deferred Financing Costs	Amount per Statements of Assets and Liabilities
Goldman Credit Facility	$130,000	$101,000	$—	$101,000
Total	$130,000	$101,000	$—	$101,000

The following table represents interest and debt fees for the three months ended March 31, 2026:

	Interest Rate(2)	Interest Expense	Deferred Financing Costs (1)	Other Fees (1)
Goldman Credit Facility	SOFR + 2.82%	$1,341	$—	$33
Total		$1,341	$—	$33
(1)
Amortization of deferred financing costs and other fees are included in “interest expense” on the Consolidated Statements of Operations.
(2)
As of March 31, 2026, the 1-month SOFR rate was 3.66%.

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
(2)
As of March 31, 2025, the 1-month SOFR rate was 4.32%.

At March 31, 2026 and December 31, 2025, the carrying amount of the Company’s secured borrowings on the Goldman Sachs Credit Facility approximated their fair value in accordance with ASC 820. As of March 31, 2026 and 2025, the Company’s borrowings are deemed to be a Level 3 measurement, as defined in Note 3 – Fair Value of Financial Instruments.

Note 7—Commitments and Contingencies

Commitments

In the ordinary course of business, the Company may enter into future funding commitments. As of March 31, 2026 and December 31, 2025, the Company had unfunded commitments on delayed draw term loans and revolving credit lines of $42.22 million and $43.92 million, respectively. The Company maintains sufficient cash on hand, unfunded Capital Commitments, and available borrowings from the Goldman Credit Facility to fund such unfunded commitments.

As of March 31, 2026, the Company’s unfunded commitments consisted of the following:

Portfolio Company Name	Investment Type	Commitment Type	Unfunded Commitments
190 Octane Financing, LLC	First Lien Senior Secured	Revolving Credit Line	468
ACT Acquisition Intermediate Holdco, LLC	First Lien Senior Secured	Revolving Credit Line	666
Allbridge, LLC	First Lien Senior Secured	Delayed Draw Term Loan	201
Allbridge, LLC	First Lien Senior Secured	Revolving Credit Line	201
Allied OMS Intermediate Company, LLC	First Lien Senior Secured	Delayed Draw Term Loan	3,321
Allied OMS Intermediate Company, LLC	First Lien Senior Secured	Revolving Credit Line	1,107
Aspire General Holding Company LLC	First Lien Senior Secured	Delayed Draw Term Loan	2,947
Aspire General Holding Company LLC	First Lien Senior Secured	Revolving Credit Line	775
Atlas US Buyer, LLC	First Lien Senior Secured	Revolving Credit Line	766
Batteries Plus Holding Corporation	First Lien Senior Secured	Revolving Credit Line	1,741
Billhighway, LLC	First Lien Senior Secured	Revolving Credit Line	295
CAS Acquisition, LLC	First Lien Senior Secured	Revolving Credit Line	1,167
CheckedUp, Inc	First Lien Senior Secured	Revolving Credit Line	754
Discovery SL Management, LLC	First Lien Senior Secured	Delayed Draw Term Loan	399
Discovery SL Management, LLC	First Lien Senior Secured	Revolving Credit Line	363
Engineered Films Acquisition Inc.	First Lien Senior Secured	Revolving Credit Line	2,865
EPS Operations, LLC	First Lien Senior Secured	Revolving Credit Line	222
Hasa Acquisition, LLC	First Lien Senior Secured	Delayed Draw Term Loan	1,491
Hasa Acquisition, LLC	First Lien Senior Secured	Revolving Credit Line	497
Juvare, LLC	First Lien Senior Secured	Delayed Draw Term Loan	905
Juvare, LLC	First Lien Senior Secured	Revolving Credit Line	1,122
Kemper Sports Management, LLC	First Lien Senior Secured	Revolving Credit Line	4,087
Military Retail Solutions, LLC	First Lien Senior Secured	Delayed Draw Term Loan	1,835
Military Retail Solutions, LLC	First Lien Senior Secured	Revolving Credit Line	428
Narcote, LLC	First Lien Senior Secured	Revolving Credit Line	1,360
Oak Dental Partners	First Lien Senior Secured	Revolving Credit Line	516
OAO Acquisitions, Inc.	First Lien Senior Secured	Revolving Credit Line	659
OneCare Media, LLC	First Lien Senior Secured	Revolving Credit Line	617
Pansophic Learning US, LLC	First Lien Senior Secured	Revolving Credit Line	1,133
PDDS Holdco, Inc.	First Lien Senior Secured	Revolving Credit Line	1,117
PJW Ultimate Holdings, LLC	First Lien Senior Secured	Revolving Credit Line	2,139
Rushmore Intermediate II, LLC	First Lien Senior Secured	Revolving Credit Line	7
Spartan CP, LLC	First Lien Senior Secured	Revolving Credit Line	201
The Mutual Group LLC	First Lien Senior Secured	Revolving Credit Line	244
Total Fleet Buyer, LLC	First Lien Senior Secured	Revolving Credit Line	1,390
West Creek Financial SPV	First Lien Senior Secured	Delayed Draw Term Loan	2,851
West Creek Financial SPV- Debt Facility VI, LLC	First Lien Senior Secured	Revolving Credit Line	918
Whitestone Home Furnishings, LLC	First Lien Senior Secured	Revolving Credit Line	443
Total			$42,218

As of December 31, 2025, the Company’s unfunded commitments consisted of the following:

Portfolio Company Name	Investment Type	Commitment Type	Unfunded Commitments
190 Octane Financing, LLC	First Lien Senior Secured	Revolving Credit Line	$468
ACT Acquisition Intermediate Holdco, LLC	First Lien Senior Secured	Revolving Credit Line	666
Allbridge, LLC	First Lien Senior Secured	Delayed Draw Term Loan	201
Allbridge, LLC	First Lien Senior Secured	Revolving Credit Line	201
Allied OMS Intermediate Company, LLC	First Lien Senior Secured	Delayed Draw Term Loan	3,321
Allied OMS Intermediate Company, LLC	First Lien Senior Secured	Revolving Credit Line	1,107
Aspire General Holding Company LLC	First Lien Senior Secured	Delayed Draw Term Loan	2,947
Aspire General Holding Company LLC	First Lien Senior Secured	Revolving Credit Line	775
Atlas US Buyer, LLC	First Lien Senior Secured	Revolving Credit Line	766
Batteries Plus Holding Corporation	First Lien Senior Secured	Revolving Credit Line	2,158
Billhighway, LLC	First Lien Senior Secured	Revolving Credit Line	295
CAS Acquisition, LLC	First Lien Senior Secured	Revolving Credit Line	1,167
CheckedUp, Inc	First Lien Senior Secured	Revolving Credit Line	566
Discovery SL Management, LLC	First Lien Senior Secured	Delayed Draw Term Loan	435
Discovery SL Management, LLC	First Lien Senior Secured	Revolving Credit Line	363
Engineered Films Acquisition Inc.	First Lien Senior Secured	Revolving Credit Line	3,016
EPS Operations, LLC	First Lien Senior Secured	Revolving Credit Line	222
Fiesta Holdings, LLC	First Lien Senior Secured	Revolving Credit Line	749
Hasa Acquisition, LLC	First Lien Senior Secured	Delayed Draw Term Loan	1,491
Hasa Acquisition, LLC	First Lien Senior Secured	Revolving Credit Line	1,025
Hornblower Sub LLC	First Lien Senior Secured	Revolving Credit Line	14
Juvare, LLC	First Lien Senior Secured	Delayed Draw Term Loan	905
Juvare, LLC	First Lien Senior Secured	Revolving Credit Line	1,547
Kemper Sports Management, LLC	First Lien Senior Secured	Revolving Credit Line	1,676
Military Retail Solutions, LLC	First Lien Senior Secured	Delayed Draw Term Loan	1,835
Military Retail Solutions, LLC	First Lien Senior Secured	Revolving Credit Line	673
Narcote, LLC	First Lien Senior Secured	Revolving Credit Line	1,360
Oak Dental Partners	First Lien Senior Secured	Revolving Credit Line	516
OAO Acquisitions, Inc.	First Lien Senior Secured	Revolving Credit Line	659
OneCare Media, LLC	First Lien Senior Secured	Revolving Credit Line	617
Pansophic Learning US, LLC	First Lien Senior Secured	Revolving Credit Line	1,133
PDDS Holdco, Inc.	First Lien Senior Secured	Revolving Credit Line	1,117
PJW Ultimate Holdings, LLC	First Lien Senior Secured	Revolving Credit Line	2,139
Rushmore Intermediate II, LLC	First Lien Senior Secured	Revolving Credit Line	7
Sarasota US Intermediate, Inc.	First Lien Senior Secured	Revolving Credit Line	1,976
Spartan CP, LLC	First Lien Senior Secured	Revolving Credit Line	502
The Mutual Group LLC	First Lien Senior Secured	Revolving Credit Line	244
Total Fleet Buyer, LLC	First Lien Senior Secured	Revolving Credit Line	1,390
VardimanBlack Holdings, LLC	First Lien Senior Secured	Delayed Draw Term Loan	87
Vecta Holdings, LLC	First Lien Senior Secured	Revolving Credit Line	124
West Creek Financial SPV	First Lien Senior Secured	Delayed Draw Term Loan	2,851
West Creek Financial SPV- Debt Facility VI, LLC	First Lien Senior Secured	Revolving Credit Line	612
Total			$43,923

The unrealized appreciation or depreciation associated with unfunded portfolio company commitments is recorded in the consolidated financial statements and reflected as an adjustment to the valuation of the related security in the Consolidated Schedule of Investments as of March 31, 2026 and December 31, 2025. The par amount of the unfunded portfolio company commitments is not recognized by the Company until the commitment is funded.

The Company’s investment portfolio may contain debt investments which are in the form of lines of credit or delayed draw commitments, which require us to provide funding when requested by portfolio companies in accordance with underlying loan agreements. In instances where the underlying company experiences material adverse effects that would impact the financial condition or business outlook of the company, there is relief to the Company from funding obligations for previously made commitments. Unfunded portfolio company commitments may expire without being drawn upon, and therefore, do not necessarily represent future cash requirements or future earning assets for the Company. The Company believes that it maintains sufficient liquidity in the form of cash, financing capacity and unfunded capital commitments (“Capital Commitments”) from its investors to cover any outstanding unfunded portfolio company commitments it may be required to fund.

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

Note 8—Capital

Investor Commitments

As of March 31, 2026, the Company had $656.57 million in Capital Commitments, of which $156.57 million was unfunded. As of December 31, 2025, the Company had $656.57 million in Capital Commitments, of which $156.57 million was unfunded.

Capital Drawdowns and DRIP

There were no Shares issued related to capital drawdowns for the three months ended March 31, 2026.

The following table summarizes the total Shares issued and net proceeds (in thousands) through the DRIP for the three months ended March 31, 2026:

Share Issue Date	Shares Issued	Net Proceeds
March 30, 2026	1,879	$1,683
Total Shares Issued	1,879	$1,683

There were no Shares issued related to capital drawdowns for the three months ended March 31, 2025.

The following table summarizes the total Shares issued and net proceeds (in thousands) through the DRIP for the three months ended March 31, 2025:

Share Issue Date	Shares Issued	Net Proceeds
March 26, 2025	2,431	$2,271
Total Shares Issued	2,431	$2,271

As of March 31, 2026 and December 31, 2025, 6,257 and 6,238, respectively, of the Company’s Shares were owned by Comvest Group Holdings SPV II LLC, a wholly owned subsidiary of an affiliate of Manulife | Comvest Credit Partners.

Distributions and Dividends

Distributions declared for the three months ended March 31, 2026 and March 31, 2025 totaled approximately $11.22 million and $15.14 million, respectively.

The following table reflects distributions, including dividends and returns of capital, if any, per share that have been declared by the Company’s Board for the three months ended March 31, 2026:

Fiscal Year 2026	Date Declared	Record Date	Payment Date	Per Share Amount
First Quarter	March 30, 2026	March 30, 2026	March 31, 2026	$18.00

The following table reflects distributions, including dividends and returns of capital, if any, per share that have been declared by the Company’s Board for the three months ended March 31, 2025:

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

Note 9—Net Assets

The following table reflects the net assets activity for the three months ended March 31, 2026:

	Shares	Shares - par	Additional paid in capital	Total distributable earnings (loss)	Total net assets
Balance as of December 31, 2025	623,337	$1	$606,188	$(47,834)	$558,355
Issuance of Common Stock, net of issuance costs (1)	—	—	—	—	—
Reinvestment of distributions (1)	1,879	—	1,683	—	1,683
Distributions to stockholders	—	—	—	(11,220)	(11,220)
Net investment income (loss)	—	—	—	11,824	11,824
Net realized gain (loss) from investment transactions	—	—	—	(2,711)	(2,711)
Net change in unrealized gain (loss) on investments	—	—	—	(6,176)	(6,176)
Balance as of March 31, 2026	625,216	$1	$607,871	$(56,117)	$551,755
(1)
Par value is less than $1.

The following table reflects the net assets activity for the three months ended March 31, 2025:

	Shares	Shares - par	Additional paid in capital	Total distributable earnings (loss)	Total net assets
Balance as of December 31, 2024	582,249	$1	$569,695	$(25,927)	$543,769
Reinvestment of distributions (1)	2,431	—	2,271	—	2,271
Distributions to stockholders	—	—	—	(15,139)	(15,139)
Net investment income (loss)	—	—	—	13,751	13,751
Net realized gain (loss) from investment transactions	—	—	—	271	271
Net change in unrealized gain (loss) on investments	—	—	—	(3,431)	(3,431)
Balance as of March 31, 2025	584,680	$1	$571,966	$(30,475)	$541,492
(1)
Par value is less than $1.

Note 10—Earnings Per Share

Basic earnings per Share is computed by dividing earnings available to common stockholders by the weighted average number of Shares outstanding during the period. Other potentially dilutive Shares, and the related impact to earnings, are considered when calculating earnings per Share on a diluted basis. As of March 31, 2026 and March 31, 2025, there are no dilutive securities. The following information sets forth the computation of the weighted average basic and diluted net change in net assets per Share resulting from operations for the three months ended March 31, 2026 and March 31, 2025.

	For the Three Months Ended March 31,
	2026	2025
Increase (decrease) in net assets resulting from operations	$2,937	$10,591
Weighted average Shares outstanding - basic and diluted	623,379	582,384
Earnings (loss) per share of Shares - basic and diluted	$4.71	$18.19

Note 11—Financial Highlights

The following is a schedule of financial highlights for the three months ended March 31, 2026 and March 31, 2025:

	For the Three Months Ended March 31,
	2026	2025
Per Share Operating Performance
Net Asset Value, Beginning of Period	$895.75	$933.91
Results of Operations:(1)
Net Investment Income (Loss)	18.97	23.61
Net Realized and Unrealized Gain (Loss) on Investments	(14.27)	(5.39)
Increase (Decrease) in Net Assets Resulting from Operations	4.70	18.22
Distributions to Stockholders
Distributions from Net Investment Income(7)	(17.95)	(26.00)
Decrease in Net Assets Resulting from Distributions	(17.95)	(26.00)
Net Asset Value, End of Period	$882.50	$926.13
Shares Outstanding, End of Period	625,216	584,680
Total Return(3)	0.50%	1.93%
Net assets, end of period	$551,755	$541,492
Ratio/Supplemental Data
Weighted-average Shares outstanding	623,379	582,384
Ratio of net investment income (loss) to average net assets(2)	8.64%	10.28%
Ratio of net investment income (loss) to average net assets with waiver(2)	8.64%	10.28%
Ratio of total expenses to average net assets(2)(5)	2.60%	3.23%
Ratio of total expenses to average net assets with waiver(2)(5)	2.60%	3.23%
Asset coverage ratio(6)	761.43%	623.00%
Portfolio turnover rate(4)	0.97%	3.00%

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
(6)
Asset coverage ratio is presented as of March 31, 2026 and March 31, 2025, respectively.
(7)
The tax character of distributions is determined based on the total amount of taxable income for the full tax year and cannot be confirmed until after the close of the tax year. Accordingly, the tax character of the Company’s distributions as denoted herein may be re-characterized later based on taxable income for the full tax year.

Note 12-Subsequent Events

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

Forward Looking Statements

The information contained in this section should be read in conjunction with the financial data and consolidated financial statements and notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q (“the Report”). Some of the statements in this Report (including in the following discussion) constitute forward-looking statements, which relate to future events or our future performance or our financial condition. The forward-looking statements contained in this section involve a number of risks and uncertainties, including:

•
the Company’s future operating results, business prospects, the adequacy of the Company’s cash resources and working capital, and the impact of inflation, the imposition of tariffs and changing interest rates;
•
the general economy, including the impact of interest and inflation rates, on the industries in which the Company invests;
•
global economic, political and market conditions, including downgrades of the U.S. credit rating and ongoing geopolitical conflicts, may adversely affect the Company’s business, results of operations and financial condition, including the Company’s revenue growth and profitability;
•
the Company’s ability to make investments consistent with its investment objectives, including with respect to the size, nature and terms of those investments;
•
the ability of the Company’s portfolio companies to achieve their objectives;
•
the ability of Commonwealth Credit Advisors LLC (the “Investment Adviser”) and its affiliates to retain talented professionals; and
•
the risk factors set forth in Part I—Item 1A.—Risk Factors,contained in our annual report on Form 10-K for the year ended December 31, 2025 and in this Report.

Forward-looking statements are identified by their use of such terms and phrases such as “anticipate”, “believe”, “continue”, “could”, “estimate”, “expect”, “intend”, “may”, “plan”, “potential”, “project”, “seek”, “should”, “target”, “will”, “would” or similar expressions. Actual results could differ materially from those projected in the forward-looking statements for any reason, including the factors set forth in Part I—Item 1A.—Risk Factors contained in our annual report on Form 10-K for the year ended December 31, 2025 and in this Report. We have based the forward-looking statements included in this Report on information available to us on the date of this Report. We assume no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. Although we undertake no obligation to revise or update any forward-looking statements, you are advised to consult any additional disclosures that we may make directly to you or through reports that we have filed or in the future may file with the U.S. Securities and Exchange Commission (the “SEC”), including annual reports on Form 10-K, registration statements on Form 10, quarterly reports on Form 10-Q and current reports on Form 8-K.

Overview

The Company is an externally managed, non-diversified, closed-end management investment company that has elected to be regulated as a business development company (a “BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”) and has elected to be treated for U.S. federal income tax purposes, and intends to qualify annually thereafter, as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). The Company was formed on January 15, 2021 (“Inception Date”) as a Delaware corporation. The Company commenced investment operations on August 17, 2021. On November 3, 2025, Manulife (as defined below) acquired 75% of Comvest’s (as defined below) private credit business (the “Manulife Transaction”).

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

While our portfolio is not immune to the impact of macroeconomic events, we believe we and our portfolio are well positioned to manage the current environment. Given the unpredictability and fluidity of the macroeconomic market, neither our management nor our Board is able to predict the full impact of the macroeconomic events on our business, future results of operations, financial position, or cash flows. For additional information, see “Item 1A. Risk Factors” in this Report.

Portfolio and Investment Activity

During the three months ended March 31, 2026, we made $6.2 million of investments in new or existing portfolio companies and had $22.6 million in aggregate amount of sales, restructurings, and repayments, resulting in net investments of ($16.4) million for the period. The total portfolio of debt investments at fair value consisted of 99.5% bearing variable interest rates and 0.5% bearing fixed interest rates.

During the three months ended March 31, 2025, we made $13.8 million of investments in new portfolio companies and had $21.2 million in aggregate amount of sales, restructurings, and repayments, resulting in net investments of $7.4 million for the period. The total portfolio of debt investments at fair value consisted of 100.0% bearing variable interest rates and 0.0% bearing fixed interest rates.

Our portfolio composition, based on fair value at March 31, 2026 was as follows. The weighted average current yield for the total portfolio is based on the stated coupon rates of both performing and non-accrual investments.

	Percentage of Total Portfolio	Weighted Average Current Yield for Total Portfolio
First Lien Senior Secured	97.6%	8.8%
Equity	0.9	—
Cash equivalents	1.5	—
Total	100.0%	8.8%

Our portfolio composition, based on fair value at December 31, 2025 was as follows. The weighted average current yield for the total portfolio is based on the stated coupon rates of both performing and non-accrual investments.

	Percentage of Total Portfolio	Weighted Average Current Yield for Total Portfolio
First Lien Senior Secured	98.2%	9.5%
Equity	0.9	—
Cash equivalents	0.9	—
Total	100.0%	9.5%

The following table shows the asset mix of our new investment fundings for the three months ended March 31, 2026:

	Asset Mix (In thousands)	Percentage
First Lien Senior Secured	$6,882	97.9%
Equity	145	2.1%
Total	$7,027	100.0%

The following table shows the asset mix of our new investment fundings for the three months ended March 31, 2025:

	Asset Mix (In thousands)	Percentage
First Lien Senior Secured	$13,699	99.2%
Equity	110	0.8%
Total	$13,809	100.0%

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

As of March 31, 2026, the weighted average risk rating of our investments based on fair value was 2.5. As of March 31, 2026, the Company had five portfolio companies on non-accrual status. Refer to Note 2—Summary of Significant Accounting Policies—for additional details regarding the Company’s non-accrual policy.

The following table shows the distribution of our investments on the 1 to 6 investment rating scale at fair value as of March 31, 2026.

Internal Performance Rating	Investments at Fair Value (In thousands)	Percentage of Total Investments
1	$—	0.0%
2	455,085	72.9%
3	66,351	10.6%
4	82,517	13.2%
5	—	0.0%
6	20,336	3.3%
Total	$624,289	100.0%

As of December 31, 2025, the weighted average risk rating of our investments based on fair value was 2.5. As of December 31, 2025, the Company had six portfolio companies on non-accrual status. Refer to Note 2—Summary of Significant Accounting Policies for additional details regarding the Company’s non-accrual policy.

The following table shows the distribution of our investments on the 1 to 6 investment rating scale at fair value as of December 31, 2025.

Internal Performance Rating	Investments at Fair Value (In thousands)	Percentage of Total Investments
1	$—	—%
2	487,829	75.2%
3	52,334	8.1%
4	75,424	11.6%
5	22,812	3.6%
6	9,656	1.5%
Total	$648,055	100.0%

The following table shows the amortized cost and fair value of our performing and non-accrual investments as of March 31, 2026 and December 31, 2025.

	March 31, 2026		December 31, 2025
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Performing	$597,608	$591,955	$606,722	$603,418
Non-accrual	68,076	32,334	76,552	44,637
Total	$665,684	$624,289	$683,274	$648,055

As of March 31, 2026 and December 31, 2025, certain of our investments were on non-accrual status, as reflected in the Schedule of Investments. A summary of our non-accrual assets as of March 31, 2026 and December 31, 2025, is provided below. Under U.S.

Generally Accepted Accounting Principles (“GAAP”), we will not recognize cash and PIK interest income on such investments for financial reporting purposes.

		March 31, 2026		December 31, 2025
Portfolio Company	Date of Non-Accrual Status	Amortized Cost	Fair Value	Amortized Cost	Fair Value
190 Octane Financing LLC Equity (1)	7/1/2025	$13,751	$11,998	$13,759	$12,169
Kent Water Sports Holdings, LLC(1)	10/1/2023	12,713	—	12,713	—
OneCare Media, LLC(1)	10/1/2024	13,332	3,893	13,379	4,496
Select Rehabilitation, LLC(1)	10/1/2024	6,088	3,091	6,088	6,965
VardimanBlack Holdings, LLC(1)	10/1/2023	22,192	13,352	22,192	15,847
Vecta Holdings, LLC	4/1/2025	—	—	8,421	5,160
Total		$68,076	$32,334	$76,552	$44,637
(1)
Only certain positions are on non-accrual status.

The following table shows the weighted average rate, spread over the reference rate of floating rate, fees of debt investments originated and restructured, and the weighted average rate of sales and payoffs of portfolio companies during the three months ended March 31, 2026.

Weighted average rate of new investment fundings and restructurings	9.17%
Weighted average spread over Reference Rate of new floating rate investment fundings and restructurings	5.50%
Weighted average OID fees of new investment funding and restructurings	2.00%
Weighted average rate of sales and payoffs of portfolio investments	9.08%

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

RESULTS OF OPERATIONS

Our operating results for the three months ended March 31, 2026 and March 31, 2025 were as follows (dollars in thousands):

	For the Three Months Ended March 31,
	2026	2025
Total investment income	$15,387	$18,074
Less: Net expenses	3,563	4,323
Net investment income (loss)	11,824	13,751
Net realized gains (losses)	(2,711)	271
Net change in unrealized gains (losses)	(6,176)	(3,431)
Increase (decrease) in net assets resulting from operations	$2,937	$10,591

Investment Income

Investment income for the three months ended March 31, 2026 and March 31, 2025, were driven by deployment of capital, interest income from our investments, and an increasing invested balance. The composition of our investment income for the three months ended March 31, 2026 and March 31, 2025 were as follows (dollars in thousands):

	For the Three Months Ended March 31,
	2026	2025
Investment income from non-controlled, non-affiliated investments:
Interest income	$14,365	$17,239
Paid in kind interest income	559	—
Fee income	165	672
Investment income from non-controlled, affiliated investments:
Interest income	—	163
Paid in kind interest income	298	—
Total investment income	$15,387	$18,074

Operating Expenses

The composition of our operating expenses for the three months ended March 31, 2026 and March 31, 2025 were as follows (dollars in thousands):

	For the Three Months Ended March 31,
	2026	2025
Incentive fees	$—	$397
Management fees, net	1,577	1,589
Interest expense	1,374	1,809
Professional fees	193	256
Directors' fees	21	21
Other general and administrative expenses	398	251
Incentive fee waiver	—	—
Net expenses	$3,563	$4,323

Net Realized Gains (Losses) and Net Change in Unrealized Gains (Losses) on Investments

Net realized gains (losses) and net change in unrealized gains (losses) on investments for the three months ended March 31, 2026 and March 31, 2025 were as follows (dollars in thousands):

	For the Three Months Ended March 31,
	2026	2025
Net realized gains (losses)
Non-controlled, non-affiliated investments	$(2,711)	$271
Total net realized gains (losses)	(2,711)	271
Net change in unrealized gains (losses) on investments
Non-controlled, non-affiliated investments	(6,823)	(3,039)
Non-controlled, affiliated investments	647	(392)
Total net change in unrealized gains (losses) on investments	(6,176)	(3,431)
Net realized and unrealized gains (losses)	$(8,887)	$(3,160)

Recent Developments

None.

Liquidity and Capital Resources

We generate cash from (1) drawing down capital in respect of Shares, (2) cash flows from investments and operations and (3) borrowings from banks or other lenders.

As of March 31, 2026, we are party to the Goldman Credit Facility, as described in Note 6—Borrowings.

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

Operating liquidity is our ability to meet our short-term liquidity needs. The following table presents our operating liquidity position as of March 31, 2026 and December 31, 2025:

	As of
	March 31, 2026	December 31, 2025
Cash and cash equivalents	$10,413	$6,349
Unfunded portfolio company commitments	(42,218)	(43,923)
Undrawn capital commitments	156,571	156,571
Outstanding principal on credit facility	(83,000)	(101,000)
Total operational liquidity	$41,766	$17,997

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

Related Party Transactions and Agreements

We have entered into a number of business relationships with affiliated or related parties, including the investment management agreement with the Investment Adviser (the “Investment Advisory Agreement”) and the administration agreement (the “Administration Agreement”) with Commonwealth Credit Advisors LLC (in such capacity, the “Administrator”). In addition to the aforementioned agreements, we, the Investment Adviser, Comvest, Manulife and certain of their affiliates intend to rely on exemptive relief (the “Co-Investment Order”) granted by the SEC to certain affiliates of Manulife to co-invest with other funds managed by our Investment Adviser, Comvest, Manulife or their affiliates in a manner consistent with our investment objectives, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors.

See “Item 1. Financial Statements—Notes to the Consolidated Financial Statements—Note 4. Related Party Transactions.”

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

Distributions declared for the three months ended March 31, 2026, totaled approximately $11.2 million.

The following table reflects distributions, including dividends and returns of capital, if any, per share that have been declared by our Board for the three months ended March 31, 2026:

Fiscal Year 2026	Date Declared	Record Date	Payment Date	Per Share Amount
First Quarter	March 30, 2026	March 30, 2026	March 31, 2026	$18.00

Distributions declared for the three months ended March 31,2025, totaled approximately $15.1 million.

The following table reflects distributions, including dividends and returns of capital, if any, per share that have been declared by our Board for the three months ended March 31, 2025:

Fiscal Year 2025	Date Declared	Record Date	Payment Date	Per Share Amount
First Quarter	March 26, 2025	March 26, 2025	March 27, 2025	$26.00

We intend to distribute approximately all of our net investment income on a quarterly basis and substantially all of our taxable income on an annual basis, except that we may retain certain net capital gains for reinvestment in amounts sufficient to qualify and maintain our status as a RIC.

Borrowings

We are only allowed to borrow money such that our asset coverage, which, as defined in the 1940 Act, measures the ratio of total assets less total liabilities not represented by senior securities to total borrowings, equals at least 150% after such borrowing, with certain limited exceptions. At our organizational meeting on June 29, 2021, the Board approved a proposal that, effective June 29, 2021, permits us to reduce our asset coverage ratio to 150%. As a result, in addition to the foregoing 1940 Act restriction on leverage, we do not currently expect to borrow in excess of the lesser of 20% of our Aggregate Committed Capital and $130.0 million. We may in the future, though, determine to utilize a greater amount of leverage, including for investment purposes. As of March 31, 2026 and December 31, 2025, we had $83.0 million and $101.0 million, respectively, par value of outstanding borrowings (net of deferred financing costs), including interest payable and our asset coverage ratio of total assets to total borrowings was 761.43% and 650.27%, respectively, compliant with the minimum asset coverage level of 150% generally required for a BDC by the 1940 Act.

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

The Goldman Credit Facility is uncommitted and matures on the earlier of (i) the date on which either the Company or lender provide written notice of termination to the other party and (ii) the date that is 30 days prior to the last date on which the Company may issue capital drawdowns to its investors. Under the Goldman Credit Facility, the Company is permitted to borrow up to the lesser of $130 million and the Borrowing Base. The Borrowing Base is based upon the unfunded capital commitments of certain subscribed investors in the Company that have been approved by Goldman Sachs and meet certain criteria. The advance rate for such investors is currently 90% but may be subject to modification. The Goldman Credit Facility contains certain customary affirmative and negative covenants and events of default. As of March 31, 2026, the Company was in compliance with all covenants under the Goldman Credit Facility.

The Goldman Credit Facility bears interest at a rate of Term SOFR plus 2.82% per annum.

Contractual Obligations

The following table shows our payment obligations for repayment of debt and other contractual obligations as of March 31, 2026 (dollars in thousands):

	Total Aggregate Borrowing Capacity(1)	Total Principal Outstanding
Goldman Sachs Credit Facility	$130,000	$83,000
Total	$130,000	$83,000

(1)
As of March 31, 2026, we had $47.0 million in unused borrowing capacity under the Goldman Credit Facility, subject to borrowing base limits.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources.

Commitments

In the ordinary course of business, we may enter into future funding commitments. As of March 31, 2026 and December 31, 2025, we had unfunded commitments on revolving credit lines and delayed draw loans of $42.2 million and $43.9 million, respectively. We maintain sufficient financial resources to satisfy unfunded commitments, including cash on hand, undrawn capital commitments from our investors, and available borrowings to fund such unfunded commitments. Please refer to Note 7—Commitments and Contingencies in the notes to our consolidated financial statements for further detail of these unfunded commitments.

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

The income and market approaches were used in the determination of fair value of certain Level 3 assets as of March 31, 2026 and December 31, 2025. The significant unobservable inputs used in the income approach are the discount rate or market yield used to discount the estimated future cash flows expected to be received from the underlying investment, which include both future principal and interest payments and any other end of term fees, as applicable. Included in the consideration and selection of discount rates are factors such as risk of default, interest rate risk, and changes in credit quality. The significant unobservable inputs used in the market approach are based on market comparable transactions and market multiples of publicly traded comparable companies.

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

See “Portfolio Asset Quality” above for a summary of our non-accrual assets as of March 31, 2026 and December 31, 2025.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to certain financial market risks, such as interest rate fluctuations. Because we fund a portion of our investments with borrowings, our net investment income is affected by the difference between the rate at which we invest and the rate at which we borrow. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income. The U.S. Federal Reserve has adjusted benchmark interest rates several times in recent years, including periods of raising interest rates to address inflation, as well as rate cuts and periods where rates were held steady. A prolonged reduction in interest rates will reduce our gross investment income and could result in a decrease in our net investment income if such decreases in SOFR are not offset by a corresponding increase in the spread over SOFR that we earn on any portfolio investments, a decrease in our operating expenses, including with respect to our income incentive fee, or a decrease in the interest rate of our floating interest rate liabilities tied to SOFR. As of March 31, 2026, 99.50% of our debt investments at fair value represent floating-rate investments with a reference rate floor and 0.50% of our debt investments at fair value represent fixed-rate investments. Additionally, our Goldman Credit Facility is also subject to floating interest rates and are currently paid based on floating SOFR rates.

The following table estimates the potential changes in net cash flow generated from interest income and expenses, should interest rates increase by 100, 200 or 300 basis points, or decrease by 100, 200 or 300 basis points. Interest income is calculated as revenue from interest generated from our portfolio of investments held as of March 31, 2026. Interest expense is calculated based on the terms of our outstanding revolving credit facility and subscription line. For our Goldman Credit Facility, we use the outstanding balance as of March 31, 2026. Interest expense on this balance is calculated using the interest rate as of March 31, 2026, adjusted for the hypothetical changes in rates, as shown below.

Assuming that the interim and unaudited Consolidated Statements of Assets and Liabilities as of March 31, 2026, was to remain constant and that we took no actions to alter our interest rate sensitivity as of such date, the following table shows the annualized impact of hypothetical base rate changes in interest rates. Actual results could differ significantly from those estimated in the table.

Change in Interest Rates	Net Increase (Decrease) in Interest Income (in thousands)	Net Increase (Decrease) in Interest Expense (in thousands)	Net Increase (Decrease) in Net Investment Income (in thousands)
Down 100 basis points	$(6,816)	$(830)	$(5,986)
Down 200 basis points	(13,632)	(1,660)	(11,972)
Down 300 basis points	(20,449)	(2,490)	(17,959)
Up 100 basis points	6,816	830	5,986
Up 200 basis points	13,632	1,660	11,972
Up 300 basis points	20,449	2,490	17,959

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “1934 Act”) we evaluated, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the 1934 Act) as of March 31, 2026. Based on the foregoing evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of March 31, 2026, our disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level that we would meet our disclosure obligations.

Changes in internal control over financial reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the 1934 Act) that occurred during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We, and our wholly-owned direct subsidiaries, the Investment Adviser and the Administrator are not currently subject to any material legal proceedings as of March 31, 2026. From time to time, we our wholly-owned direct subsidiaries, the Investment Adviser and the Administrator may be a party to certain legal proceedings incidental to the normal course of our business including the enforcement of our rights under contracts with our portfolio companies. While the outcome of these legal proceedings cannot be predicted with certainty, we do not expect that these proceedings will have a material effect upon our business, financial condition or results of operations.

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Item 1A. — Risk Factors in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025 (the “Annual Report”), which could materially affect our business, financial condition and/or operating results. The risks described in the Annual Report are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may materially affect our business, our structure, our financial condition, our investments and/or operating results. There have been no material changes during the three months ended March 31, 2026 to the risk factors discussed in Item 1A. Risk Factors in our Annual Report on Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Previously disclosed by the Company on its current reports on Form 8-K.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Rule 10b5-1 Trading Plans

During the fiscal quarter ended March 31, 2026, none of our directors or executive officers adopted or terminated any contract, instruction, or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

PART IV

Item 6. Exhibits

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the United States Securities and Exchange Commission:

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation (1)

3.2	Bylaws (1)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended*
32.1	Certification of Chief Executive Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)**

32.2	Certification of Chief Financial Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)**

101 INS	INS Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101 SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents.

104	Cover Page Interactive Data File (Embedded as Inline XBRL document and contained in Exhibit 101).*

(1)
Incorporated by reference to the Exhibits accompanying the Company’s Report on Form 10-12G/A (File No. 56279), filed on July 6, 2021.

* Filed herewith

**Furnished herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Commonwealth Credit Partners BDC I, Inc.

Date: May 12, 2026	By:	/s/ Robert O’Sullivan
	Name: Title:	Robert O’Sullivan Chief Executive Officer

Date: May 12, 2026	By:	/s/ Cecilio M. Rodriguez
	Name: Title:	Cecilio M. Rodriguez Chief Financial Officer

w