Form 10-Q
period 2026-06-30
Commonwealth Credit Partners BDC I, Inc.
filed 2026-08-11
CIK 1841514

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

There were 627,129 issued and outstanding shares of the issuer’s common stock, $.001 par value per share, on August 11, 2026.

Commonwealth Credit Partners BDC I, Inc.

Quarterly Report on Form 10-Q

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

COMMONWEALTH CREDIT PARTNERS BDC I, INC.

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

(amounts in thousands except share and per share data)

	June 30, 2026 (Unaudited)	December 31, 2025
Assets
Investments, at fair value:
Non-controlled, non-affiliated investments (amortized cost of $648,584 and $663,099, respectively)	$617,517	$639,852
Non-controlled, affiliated investments (amortized cost of $20,473 and $20,175, respectively)	5,901	8,203
Total investments, at fair value (amortized cost of $669,057 and $683,274, respectively)	623,418	648,055
Cash	3,113	932
Cash equivalents	14,558	5,417
Receivables:
Interest receivable	3,279	6,671
Principal payment receivable	300	1,466
Prepaid expenses and other assets	168	149
Unsettled trade receivable	20,962	—
Total Assets	$665,798	$662,690

Liabilities
Credit facility (net of deferred financing costs of $0 and $18, respectively)	$112,800	$101,000
Payables:
Management fee payable (Note 4)	1,586	1,684
Interest payable	416	469
Incentive fee payable (Note 4)	—	405
Accrued other general and administrative expenses	949	777
Total Liabilities	$115,751	$104,335

Commitments and contingencies (Note 7)

Net Assets
Common Stock, $0.001 par value; 1,000,000 shares authorized; 627,129 and 623,337 shares issued and outstanding, respectively	$1	$1
Additional paid-in capital	609,559	606,188
Total distributable earnings (accumulated deficit)	(59,513)	(47,834)
Total Net Assets	$550,047	$558,355
Total Liabilities and Net Assets	$665,798	$662,690
Net Asset Value Per Share of Common Stock	$877.09	$895.75

The accompanying notes are an integral part of these consolidated financial statements.

COMMONWEALTH CREDIT PARTNERS BDC I, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(amounts in thousands except share and per share data)

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Income:
Investment income from non-controlled, non-affiliated investments:
Interest income	$14,654	$15,786	$29,019	$32,267
Paid in kind interest income	307	724	866	1,482
Fee income	199	476	364	1,148
Investment income from non-controlled, affiliated investments:
Interest income	—	36	—	72
Paid in kind interest income	—	246	298	373
Total Investment Income	15,160	17,268	30,547	35,342
Expenses:
Incentive fees	—	398	—	795
Management fees	1,586	1,592	3,163	3,181
Interest expense	1,161	1,779	2,535	3,588
Professional fees	168	314	361	570
Directors' fees	24	23	45	44
Other general and administrative expenses	174	527	572	778
Total Expenses	3,113	4,633	6,676	8,956
Net Investment Income (Loss)	12,047	12,635	23,871	26,386

Realized and unrealized gains (losses) on investments and foreign currency transactions
Net realized gains (losses):
Non-controlled, non-affiliated investments	54	(4,479)	(2,657)	(4,208)
Total net realized gains (losses)	54	(4,479)	(2,657)	(4,208)
Net change in unrealized gains (losses):
Non-controlled, non-affiliated investments	(996)	(738)	(7,819)	(3,777)
Non-controlled, affiliated investments	(3,247)	(581)	(2,600)	(973)
Total net change in unrealized gains (losses)	(4,243)	(1,319)	(10,419)	(4,750)
Total realized and unrealized gains (losses)	(4,189)	(5,798)	(13,076)	(8,958)
Increase (Decrease) in Net Assets Resulting from Operations	$7,858	$6,837	$10,795	$17,428

Per Share Common Stock Data:
Basic and diluted net investment income/(loss) per share of Common Stock	$19.27	$21.61	$38.23	$45.21
Basic and diluted increase/(decrease) in net assets resulting from operations per share of Common Stock	$12.57	$11.69	$17.29	$29.86
Weighted Average Common Stock Outstanding - Basic and Diluted	625,320	584,772	624,355	583,584

The accompanying notes are an integral part of these consolidated financial statements.

COMMONWEALTH CREDIT PARTNERS BDC I, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

(amounts in thousands except share and per share data)

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Increase (Decrease) in Net Assets Resulting from Operations:
Net investment income (loss)	$12,047	$12,635	$23,871	$26,386
Net realized gains (losses) on investments	54	(4,479)	(2,657)	(4,208)
Net change in unrealized gains (losses) on investments	(4,243)	(1,319)	(10,419)	(4,750)
Increase (Decrease) in Net Assets Resulting from Operations	7,858	6,837	10,795	17,428

Decrease in Net Assets Resulting from Stockholder Distributions
Distributions from net investment income	(11,254)	(12,862)	(22,474)	(28,001)
Decrease in Net Assets Resulting from Stockholder Distributions	(11,254)	(12,862)	(22,474)	(28,001)

Increase in Net Assets Resulting from Capital Stock Transactions
Reinvestment of distributions	1,688	1,929	3,371	4,200
Increase in Net Assets Resulting from Capital Stock Transactions	1,688	1,929	3,371	4,200
Total Increase (Decrease) in Net Assets	(1,708)	(4,096)	(8,308)	(6,373)
Net Assets, Beginning of Period	551,755	541,492	558,355	543,769
Net Assets, End of Period	$550,047	$537,396	$550,047	$537,396

The accompanying notes are an integral part of these consolidated financial statements.

COMMONWEALTH CREDIT PARTNERS BDC I, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

(Unaudited)

	For the Six Months Ended June 30,
	2026	2025
Cash Flows from Operating Activities:
Increase (decrease) in net assets resulting from operations	$10,795	$17,428
Adjustments to reconcile increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Net realized (gains)/losses on investments	2,657	4,208
Net change in unrealized (gains)/losses on investments	10,419	4,750
Net accretion of discount on investments	(1,195)	(1,751)
Paid in kind interest income	(1,164)	(1,855)
Purchases of portfolio investments	(67,943)	(52,268)
Amortization of deferred financing costs	—	16
Sales/restructurings or repayments of portfolio investments	81,863	52,250
Increase/(decrease) in operating assets and liabilities:
(Increase)/decrease in interest receivable	3,392	(619)
(Increase)/decrease in principal payment receivable	1,166	—
(Increase)/decrease in prepaid expenses and other assets	(19)	84
(Increase)/decrease in unsettled trade receivable	(20,962)	—
Increase/(decrease) in management fees payable, net	(98)	(30)
Increase/(decrease) in interest payable	(53)	(14)
Increase/(decrease) in incentive fee payable, net	(405)	(8)
Increase/(decrease) in accrued other general and administrative expenses	172	220
Net cash provided by (used in) Operating Activities	18,625	22,411
Cash Flows provided by (used in) Financing Activities:
Borrowings on credit facility	99,100	42,400
Payments on credit facility	(87,300)	(42,100)
Distributions paid in cash	(19,103)	(23,801)
Net cash provided by (used in) Financing Activities	(7,303)	(23,501)
Net increase (decrease) in cash and cash equivalents	11,322	(1,090)
Cash and cash equivalents, beginning of period	6,349	5,334
Cash and cash equivalents, end of period	$17,671	$4,244

Supplemental and Non-Cash Information:
Interest paid during the period	$2,588	$3,602
Reinvestment of distributions during the period	$3,371	$4,200

The accompanying notes are an integral part of these consolidated financial statements.

COMMONWEALTH CREDIT PARTNERS BDC I, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

(amounts in thousands, except per share data)

June 30, 2026

(Unaudited)

Portfolio Company - Investment (3)(7)	Industry	Spread Above Index	Interest Rate (5)(9)	Maturity Date	Principal / Shares(13)	Amortized Cost	Fair Value	Percentage of Net Assets (2)
Debt Investments
First Lien Senior Secured
190 Octane Financing, LLC - Term Loan (11)	Consumer Services	SOFR + 5.50% (1.00% floor) + 2.25% PIK	11.44%	5/10/2027	$8,627	$8,242	$7,213	1.3%
190 Octane Financing, LLC - Delayed Draw Term Loan (11)	Consumer Services	SOFR + 5.50% (1.00% floor) + 2.25% PIK	11.44%	5/10/2027	4,988	4,813	4,170	0.8%
190 Octane Financing, LLC - Revolving Credit Line (4)(11)	Consumer Services	SOFR + 5.50% (1.00% floor) + 2.25% PIK	11.44%	5/10/2027	698	672	507	0.1%
Abea Acquisition, Inc. - Term Loan	Consumer Services	SOFR + 6.50% (1.00% floor)	10.24%	11/29/2027	8,922	8,908	8,699	1.6%
Abea Acquisition, Inc. - Delayed Draw Term Loan (4)	Consumer Services	SOFR + 6.50% (1.00% floor)	10.24%	11/29/2027	1,120	1,118	1,092	0.2%
ACT Acquisition Intermediate Holdco, LLC - Term Loan	Media & Entertainment	SOFR + 9.00% (1.00% floor)	12.76%	12/4/2028	6,325	6,246	6,046	1.1%
ACT Acquisition Intermediate Holdco, LLC - Delayed Draw Term Loan	Media & Entertainment	SOFR + 9.00% (1.00% floor)	12.76%	12/4/2028	1,393	1,376	1,331	0.2%
ACT Acquisition Intermediate Holdco, LLC - Revolving Credit Line (4)	Media & Entertainment	SOFR + 9.00% (1.00% floor)	12.76%	12/4/2028	108	100	74	—%
AIDC IntermediateCo 2, LLC - Term Loan	Technology Hardware & Equipment	SOFR + 5.50% (1.00% floor)	9.14%	7/22/2027	27,720	27,561	27,553	5.0%
Allbridge, LLC - Term Loan	Telecommunication Services	SOFR + 5.50% (1.00% floor)	9.23%	6/5/2030	2,125	2,106	2,125	0.4%
Allbridge, LLC - Revolving Credit Line (4)	Telecommunication Services	SOFR + 5.50% (1.00% floor)	9.23%	6/5/2030	—	(2)	—	—%
Allied OMS Intermediate Company, LLC - Term Loan	Health Care Equipment & Services	SOFR + 5.25% (1.00% floor)	8.89%	12/12/2030	9,041	8,963	9,005	1.6%
Allied OMS Intermediate Company, LLC - Delayed Draw Term Loan (4)	Health Care Equipment & Services	SOFR + 5.25% (1.00% floor)	8.89%	12/12/2030	—	(14)	(13)	—%
Allied OMS Intermediate Company, LLC - Revolving Credit Line (4)	Health Care Equipment & Services	SOFR + 5.25% (1.00% floor)	8.89%	12/12/2030	—	(9)	(4)	—%
Aspire General Holding Company LLC - Term Loan	Insurance	SOFR + 6.00% (2.00% floor)	9.73%	8/1/2030	20,131	19,959	20,131	3.7%
Aspire General Holding Company LLC - Delayed Draw Term Loan (4)	Insurance	SOFR + 6.00% (2.00% floor)	9.73%	8/1/2030	—	(24)	—	—%
Aspire General Holding Company LLC - Revolving Credit Line (4)	Insurance	SOFR + 6.00% (2.00% floor)	9.73%	8/1/2030	—	(6)	—	—%
Atlas US Buyer, LLC - Term Loan	Financial Services	SOFR + 6.00% (0.75% floor) + 0.50% PIK	10.25%	12/31/2027	9,097	9,053	8,560	1.6%
Atlas US Buyer, LLC - Delayed Draw Term Loan	Financial Services	SOFR + 6.00% (0.75% floor) + 0.50% PIK	10.25%	12/31/2027	3,211	3,200	3,022	0.5%
Atlas US Buyer, LLC - Revolving Credit Line (4)	Financial Services	SOFR + 6.00% (0.75% floor) + 0.50% PIK	10.25%	12/31/2027	519	514	443	0.1%

COMMONWEALTH CREDIT PARTNERS BDC I, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS (CONTINUED)

(amounts in thousands, except per share data)

June 30, 2026

(Unaudited)

Portfolio Company - Investment (3)(7)	Industry	Spread Above Index	Interest Rate (5)(9)	Maturity Date	Principal / Shares(13)	Amortized Cost	Fair Value	Percentage of Net Assets (2)
Debt Investments
First Lien Senior Secured
Batteries Plus Holding Corporation - Term Loan	Technology Hardware & Equipment	SOFR + 6.75% (1.00% floor)	10.49%	6/27/2028	$16,046	$15,855	$16,046	2.9%
Batteries Plus Holding Corporation - Revolving Credit Line (4)	Technology Hardware & Equipment	SOFR + 6.75% (1.00% floor)	10.49%	6/27/2028	—	(21)	—	—%
BHP Management Holdings, LLC - Term Loan	Health Care Equipment & Services	SOFR + 4.50% (1.00% floor)	8.38%	10/27/2028	12,733	12,617	12,428	2.3%
BHP Management Holdings, LLC - Delayed Draw Term Loan	Health Care Equipment & Services	SOFR + 4.50% (1.00% floor)	8.38%	10/27/2028	7,352	7,282	7,175	1.3%
Billhighway, LLC - Term Loan	Software & Services	SOFR + 5.00% (1.00% floor)	8.64%	2/8/2029	3,347	3,318	3,346	0.6%
Billhighway, LLC - Delayed Draw Term Loan	Software & Services	SOFR + 5.00% (1.00% floor)	8.64%	2/8/2029	211	209	211	—%
Billhighway, LLC - Revolving Credit Line (4)	Software & Services	SOFR + 5.00% (1.00% floor)	8.64%	2/8/2029	—	(2)	—	—%
Cardiology Management Holdings, LLC - Term Loan	Health Care Equipment & Services	SOFR + 5.50% (1.00% floor)	9.38%	1/31/2029	7,015	6,947	7,014	1.3%
Cardiology Management Holdings, LLC - Delayed Draw Term Loan A	Health Care Equipment & Services	SOFR + 5.50% (1.00% floor)	9.38%	1/31/2029	4,951	4,903	4,951	0.9%
Cardiology Management Holdings, LLC - Delayed Draw Term Loan B	Health Care Equipment & Services	SOFR + 5.50% (1.00% floor)	9.38%	1/31/2029	4,847	4,791	4,847	0.9%
CAS Acquisition, LLC - Term Loan	Financial Services	SOFR + 6.00% (1.00% floor)	9.74%	4/2/2030	20,311	20,240	20,311	3.7%
CAS Acquisition, LLC - Revolving Credit Line (4)	Financial Services	SOFR + 6.00% (1.00% floor)	9.74%	4/2/2030	—	(3)	—	—%
CheckedUp, Inc - Term Loan	Media & Entertainment	SOFR + 5.00% (1.00% floor)	8.74%	10/20/2027	8,845	8,797	8,845	1.6%
CheckedUp, Inc - Delayed Draw Term Loan	Media & Entertainment	SOFR + 5.00% (1.00% floor)	8.74%	10/20/2027	2,480	2,467	2,480	0.5%
CheckedUp, Inc - Revolving Credit Line (4)	Media & Entertainment	SOFR + 5.00% (1.00% floor)	8.74%	10/20/2027	566	557	565	0.1%
CTM Group, Inc. - Term Loan	Media & Entertainment	SOFR + 6.75% (1.00% floor) + 0.75% PIK	11.24%	11/30/2026	19,433	19,363	18,112	3.3%
CTM Group, Inc. - Revolving Credit Line	Media & Entertainment	SOFR + 6.75% (1.00% floor) + 0.75% PIK	11.24%	11/30/2026	1,143	1,140	1,065	0.2%
Discovery SL Management, LLC - Delayed Draw Term Loan A	Health Care Equipment & Services	SOFR + 5.00% (1.00% floor)	8.64%	3/18/2030	427	424	426	0.1%
Discovery SL Management, LLC - Delayed Draw Term Loan B (4)	Health Care Equipment & Services	SOFR + 5.00% (1.00% floor)	8.64%	3/18/2030	1,403	1,389	1,399	0.3%
Discovery SL Management, LLC - Revolving Credit Line (4)	Health Care Equipment & Services	SOFR + 5.00% (1.00% floor)	8.64%	3/18/2030	—	(3)	(1)	—%
Discovery SL Management, LLC - Term Loan	Health Care Equipment & Services	SOFR + 5.00% (1.00% floor)	8.64%	3/18/2030	2,553	2,532	2,548	0.5%
Drive Assurance Corporation - Term Loan (1)	Insurance	SOFR + 7.00% (2.00% floor)	10.64%	7/10/2030	5,090	5,054	5,090	0.9%
Engineered Films Acquisition Inc. - Revolving Credit Line (4)	Capital Goods	SOFR + 5.25% (1.00% floor)	9.01%	4/30/2029	829	805	751	0.1%

COMMONWEALTH CREDIT PARTNERS BDC I, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS (CONTINUED)

(amounts in thousands, except per share data)

June 30, 2026

(Unaudited)

Portfolio Company - Investment (3)(7)	Industry	Spread Above Index	Interest Rate (5)(9)	Maturity Date	Principal / Shares(13)	Amortized Cost	Fair Value	Percentage of Net Assets (2)
Debt Investments
First Lien Senior Secured
Engineered Films Acquisition Inc. - Term Loan	Capital Goods	SOFR + 5.25% (1.00% floor)	9.01%	4/30/2029	$18,948	$18,867	$18,456	3.4%
EPS Operations, LLC - Term Loan	Media & Entertainment	SOFR + 7.00% (1.00% floor)	10.64%	2/24/2028	14,806	14,665	14,244	2.6%
EPS Operations, LLC - Revolving Credit Line (4)	Media & Entertainment	SOFR + 7.00% (1.00% floor)	10.64%	2/24/2028	1,553	1,538	1,485	0.3%
Fiesta Holdings, LLC - Term Loan B	Consumer Services	SOFR + 4.75% (1.00% floor)	8.42%	10/23/2029	6,059	6,011	6,059	1.1%
Hasa Acquisition, LLC - Delayed Draw Term Loan (4)(10)	Capital Goods	SOFR + 4.50% (1.00% floor)	8.18%	1/10/2029	465	444	462	0.1%
Hasa Acquisition, LLC - Revolving Credit Line (4)(10)	Capital Goods	SOFR + 4.50% (1.00% floor)	8.18%	1/10/2029	1,087	1,068	1,084	0.2%
Hasa Acquisition, LLC - Term Loan (10)	Capital Goods	SOFR + 4.50% (1.00% floor)	8.18%	1/10/2029	14,158	13,970	14,130	2.6%
Hasa Acquisition, LLC - Term Loan B (10)	Capital Goods	SOFR + 4.50% (1.00% floor)	8.18%	1/10/2029	986	975	984	0.2%
Heathos Advance, LLC - Term Loan (1)	Financial Services	SOFR + 6.00% (1.00% floor)	9.65%	9/19/2031	8,800	8,669	8,668	1.6%
Heathos Advance, LLC - Delayed Draw Term Loan (1)(4)	Financial Services	SOFR + 6.00% (1.00% floor)	9.65%	9/19/2031	—	(16)	(33)	—%
Hornblower Sub LLC - Revolving Credit Line (4)(10)	Transportation	SOFR + 5.50% (1.00% floor) + 1.50% PIK	10.68%	7/3/2029	246	243	223	—%
Hornblower Sub LLC - Term Loan (10)	Transportation	SOFR + 5.50% (1.00% floor) + 1.50% PIK	10.68%	7/3/2029	3,987	3,961	3,840	0.7%
Juvare, LLC - Delayed Draw Term Loan (4)	Software & Services	SOFR + 5.25% (0.50% floor)	8.91%	5/1/2031	—	—	(5)	—%
Juvare, LLC - Revolving Credit Line (4)	Software & Services	SOFR + 5.25% (0.50% floor)	8.91%	5/1/2031	1,238	1,231	1,230	0.2%
Juvare, LLC - Term Loan	Software & Services	SOFR + 5.25% (0.50% floor)	8.91%	5/1/2031	10,056	10,013	10,006	1.8%
Kemper Sports Management, LLC - Delayed Draw Term Loan	Consumer Services	SOFR + 4.50% (1.00% floor)	8.14%	10/11/2029	4,518	4,470	4,518	0.8%
Kemper Sports Management, LLC - Revolving Credit Line (4)	Consumer Services	SOFR + 4.50% (1.00% floor)	8.14%	10/11/2029	—	(27)	—	—%
Kemper Sports Management, LLC - Term Loan	Consumer Services	SOFR + 4.50% (1.00% floor)	8.14%	10/11/2029	18,619	18,402	18,619	3.4%
Kent Water Sports Holdings, LLC - Delayed Draw Term Loan First-Out (11)(12)	Consumer Durables & Apparel	SOFR + 10.00% (1.00% floor)	13.76%	10/18/2027	9,135	7,760	5,901	1.1%
Kent Water Sports Holdings, LLC - Delayed Draw Term Loan Last-Out (11)(12)	Consumer Durables & Apparel	SOFR + 13.50% (1.00% floor) PIK	17.23%	10/18/2027	20,747	12,713	—	—%
KeyMe, LLC - Term Loan	Consumer Discretionary Distribution & Retail	SOFR + 5.50% (0.75% floor)	9.16%	5/4/2032	16,341	16,179	16,177	2.9%
KeyMe, LLC - Delayed Draw Term Loan (4)	Consumer Discretionary Distribution & Retail	SOFR + 5.50% (0.75% floor)	9.16%	5/4/2032	—	(12)	(25)	—%
KeyMe, LLC - Revolving Credit Line (4)	Consumer Discretionary Distribution & Retail	SOFR + 5.50% (0.75% floor)	9.16%	5/4/2032	—	(16)	(16)	—%
MerchantWise Solutions, LLC - Delayed Draw Term Loan	Software & Services	SOFR + 3.00% (0.75% floor) + 4.50% PIK	11.23%	6/1/2028	2,479	2,462	1,921	0.3%
MerchantWise Solutions, LLC - Term Loan	Software & Services	SOFR + 3.00% (0.75% floor) + 4.50% PIK	11.23%	6/1/2028	11,803	11,722	9,147	1.7%

COMMONWEALTH CREDIT PARTNERS BDC I, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS (CONTINUED)

(amounts in thousands, except per share data)

June 30, 2026

(Unaudited)

Portfolio Company - Investment (3)(7)	Industry	Spread Above Index	Interest Rate (5)(9)	Maturity Date	Principal / Shares(13)	Amortized Cost	Fair Value	Percentage of Net Assets (2)
Debt Investments
First Lien Senior Secured
Military Retail Solutions, LLC - Delayed Draw Term Loan (10)	Consumer Staples Distribution & Retail	SOFR + 5.25% (1.00% floor)	8.89%	6/28/2029	$1,830	$1,813	$1,827	0.3%
Military Retail Solutions, LLC - Revolving Credit Line (10)	Consumer Staples Distribution & Retail	SOFR + 5.25% (1.00% floor)	8.89%	6/28/2029	918	907	913	0.2%
Military Retail Solutions, LLC - Term Loan (10)	Consumer Staples Distribution & Retail	SOFR + 5.25% (1.00% floor)	8.89%	6/28/2029	15,009	14,811	14,934	2.7%
Narcote, LLC - Revolving Credit Line (1)(4)	Materials	SOFR + 7.00% (1.00% floor)	10.76%	3/30/2027	272	269	272	—%
Narcote, LLC - Term Loan A (1)	Materials	SOFR + 7.00% (1.00% floor)	10.76%	3/30/2027	2,608	2,599	2,608	0.5%
Narcote, LLC - Term Loan B (1)(8)	Materials	SOFR + 7.00% (1.00% floor)	10.76%	3/30/2027	4,347	4,332	4,347	0.8%
Narcote, LLC - Term Loan C (1)	Materials	SOFR + 7.00% (1.00% floor)	10.76%	3/30/2027	459	457	459	0.1%
National Debt Relief, LLC - Term Loan	Financial Services	SOFR + 5.00% (2.00% floor)	8.64%	6/24/2030	25,000	24,658	24,750	4.5%
Oak Dental Partners - Revolving Credit Line (4)	Health Care Equipment & Services	SOFR + 6.00% (2.00% floor)	9.99%	3/22/2028	344	337	339	0.1%
Oak Dental Partners - Term Loan	Health Care Equipment & Services	SOFR + 6.00% (2.00% floor)	9.99%	3/22/2028	16,639	16,464	16,539	3.0%
OAO Acquisitions, Inc. - Delayed Draw Term Loan	Capital Goods	SOFR + 5.00% (1.25% floor)	8.64%	12/27/2029	1,296	1,284	1,281	0.2%
OAO Acquisitions, Inc. - Revolving Credit Line (4)	Capital Goods	SOFR + 5.00% (1.25% floor)	8.64%	12/27/2029	—	(6)	(8)	—%
OAO Acquisitions, Inc. - Term Loan	Capital Goods	SOFR + 5.00% (1.25% floor)	8.64%	12/27/2029	6,164	6,109	6,090	1.1%
OneCare Media, LLC - Revolving Credit Line (4)(11)	Media & Entertainment	SOFR + 4.50% (1.00% floor)	8.24%	12/31/2027	—	(9)	(458)	(0.1)%
OneCare Media, LLC - Term Loan A (11)	Media & Entertainment	SOFR + 4.50% (1.00% floor)	8.24%	12/31/2027	10,944	9,222	2,824	0.5%
OneCare Media, LLC - Term Loan B (11)	Media & Entertainment	SOFR + 4.50% (1.00% floor)	8.24%	12/31/2027	2,430	2,051	627	0.1%
OneCare Media, LLC - Term Loan C (11)	Media & Entertainment	SOFR + 4.50% (1.00% floor)	8.24%	12/31/2027	1,519	1,282	392	0.1%
OneCare Media, LLC - Term Loan D (11)	Media & Entertainment	SOFR + 4.50% (1.00% floor)	8.24%	12/31/2027	924	778	238	—%

COMMONWEALTH CREDIT PARTNERS BDC I, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS (CONTINUED)

(amounts in thousands, except per share data)

June 30, 2026

(Unaudited)

Portfolio Company - Investment (3)(7)	Industry	Spread Above Index	Interest Rate (5)(9)	Maturity Date	Principal / Shares(13)	Amortized Cost	Fair Value	Percentage of Net Assets (2)
Debt Investments
First Lien Senior Secured
OpCo Borrower, LLC - Term Loan	Health Care Equipment & Services	SOFR + 5.25% (1.00% floor)	8.86%	5/8/2030	$5,196	$5,120	$5,149	0.9%
Pansophic Learning US, LLC - Delayed Draw Term Loan	Consumer Services	SOFR + 5.75% (1.00% floor)	9.40%	5/15/2029	1,671	1,646	1,671	0.3%
Pansophic Learning US, LLC - Revolving Credit Line (4)	Consumer Services	SOFR + 5.75% (1.00% floor)	9.40%	5/15/2029	—	(15)	—	—%
Pansophic Learning US, LLC - Term Loan	Consumer Services	SOFR + 5.75% (1.00% floor)	9.40%	5/15/2029	13,354	13,161	13,354	2.4%
PDDS Holdco, Inc. - Revolving Credit Line (4)(10)	Software & Services	SOFR + 6.00% (0.75% floor)	9.63%	9/30/2031	84	74	69	—%
PDDS Holdco, Inc. - Term Loan B (10)	Software & Services	SOFR + 6.00% (0.75% floor)	9.63%	9/30/2031	7,820	7,750	7,719	1.4%
PJW Ultimate Holdings, LLC - Revolving Credit Line (4)	Consumer Services	SOFR + 5.50% (1.00% floor)	9.14%	11/16/2029	—	(18)	—	—%
PJW Ultimate Holdings, LLC - Term Loan B	Consumer Services	SOFR + 5.50% (1.00% floor)	9.14%	11/17/2029	13,475	13,396	13,475	2.4%
Rushmore Intermediate II, LLC - Delayed Draw Term Loan	Health Care Equipment & Services	SOFR + 7.00% (1.00% floor)	10.88%	11/1/2027	1,249	1,243	1,199	0.2%
Rushmore Intermediate II, LLC - Delayed Draw Term Loan 2nd Amend	Health Care Equipment & Services	SOFR + 7.00% (1.00% floor)	10.88%	11/1/2027	1,157	1,144	1,111	0.2%
Rushmore Intermediate II, LLC - Delayed Draw Term Loan 4th Amend	Health Care Equipment & Services	SOFR + 7.00% (1.00% floor)	10.88%	11/1/2027	484	479	465	0.1%
Rushmore Intermediate II, LLC - Revolving Credit Line (4)	Health Care Equipment & Services	SOFR + 7.00% (1.00% floor)	10.88%	11/1/2027	1,337	1,331	1,284	0.2%
Rushmore Intermediate II, LLC - Term Loan	Health Care Equipment & Services	SOFR + 7.00% (1.00% floor)	10.88%	11/1/2027	11,975	11,912	11,496	2.1%
Rushmore Intermediate II, LLC - Term Loan B	Health Care Equipment & Services	SOFR + 7.00% (1.00% floor)	10.88%	11/1/2027	1,114	1,104	1,069	0.2%
S4T Holdings Corp. - Delayed Draw Term Loan	Commercial & Professional Services	SOFR + 4.75% (1.00% floor)	8.38%	12/28/2026	7,506	7,486	7,506	1.4%
S4T Holdings Corp. - Term Loan	Commercial & Professional Services	SOFR + 4.75% (1.00% floor)	8.38%	12/28/2026	25,167	25,109	25,167	4.6%
Sarasota US Intermediate, Inc. - Term Loan	Consumer Services	SOFR + 4.75% (1.00% floor)	8.48%	12/15/2031	19,403	19,178	19,402	3.5%
Select Rehabilitation, LLC - Term Loan A	Health Care Equipment & Services	SOFR + 5.00% (5.00% floor)	10.00%	12/29/2028	6,256	6,256	6,256	1.1%
Select Rehabilitation, LLC - Term Loan B (4)(11)	Health Care Equipment & Services	Fixed 7.50% PIK	7.50%	12/29/2028	13,696	6,088	2,602	0.5%

COMMONWEALTH CREDIT PARTNERS BDC I, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS (CONTINUED)

(amounts in thousands, except per share data)

June 30, 2026

(Unaudited)

Portfolio Company - Investment (3)(7)	Industry	Spread Above Index	Interest Rate (5)(9)	Maturity Date	Principal / Shares(13)	Amortized Cost	Fair Value	Percentage of Net Assets (2)
Debt Investments
First Lien Senior Secured
Senior Support Holdings (Franchise) Acquisition, Inc. - Delayed Draw Term Loan	Health Care Equipment & Services	SOFR + 5.25% (1.00% floor)	8.95%	3/20/2030	$1,820	$1,794	$1,820	0.3%
Senior Support Holdings (Franchise) Acquisition, Inc. - Term Loan	Health Care Equipment & Services	SOFR + 5.25% (1.00% floor)	8.95%	3/20/2030	4,194	4,137	4,194	0.8%
Spartan CP, LLC - Term Loan	Consumer Services	SOFR + 5.75% (1.00% floor)	9.39%	6/28/2029	5,406	5,404	5,401	1.0%
Spartan CP, LLC - Delayed Draw Term Loan	Consumer Services	SOFR + 5.75% (1.00% floor)	9.39%	6/28/2029	2,467	2,433	2,465	0.4%
Spartan CP, LLC - Revolving Credit Line (4)	Consumer Services	SOFR + 5.75% (1.00% floor)	9.39%	6/28/2029	301	295	300	0.1%
The Mutual Group LLC - Revolving Credit Line (4)	Insurance	SOFR + 5.50% (1.00% floor)	9.15%	1/31/2030	—	(3)	—	—%
The Mutual Group LLC - Term Loan	Insurance	SOFR + 5.50% (1.00% floor)	9.15%	1/31/2030	3,377	3,341	3,377	0.6%
Total Fleet Buyer, LLC - Revolving Credit Line (4)	Capital Goods	SOFR + 4.50% (1.00% floor)	8.19%	7/12/2030	—	(16)	—	—%
Total Fleet Buyer, LLC - Term Loan	Capital Goods	SOFR + 4.50% (1.00% floor)	8.19%	7/12/2030	6,756	6,672	6,756	1.2%
Total Fleet Buyer, LLC - Term Loan B	Capital Goods	SOFR + 4.50% (1.00% floor)	8.19%	7/12/2030	1,544	1,522	1,544	0.3%
VardimanBlack Holdings, LLC - Delayed Draw Term Loan	Health Care Equipment & Services	SOFR + 7.00% (0.50% floor)	10.72%	3/18/2027	2,553	2,532	2,784	0.5%
VardimanBlack Holdings, LLC - Term Loan (11)	Health Care Equipment & Services	SOFR + 7.00% (0.50% floor)	10.72%	3/18/2027	22,770	19,284	13,275	2.4%
West Creek Financial SPV- Debt Facility VI, LLC - Delayed Draw Term Loan (1)	Financial Services	SOFR + 5.25% (1.00% floor)	8.89%	11/19/2029	1,733	1,711	1,712	0.3%
West Creek Financial SPV- Debt Facility VI, LLC - Revolving Credit Line (1)(4)	Financial Services	SOFR + 5.25% (1.00% floor)	8.89%	11/19/2029	1,666	1,638	1,635	0.3%
West Creek Financial SPV- Debt Facility VI, LLC - Delayed Draw Term Loan B (1)(4)	Financial Services	SOFR + 5.25% (1.00% floor)	8.89%	11/19/2029	—	(24)	(34)	—%
West Creek Financial SPV- Debt Facility VI, LLC - Term Loan (1)	Financial Services	SOFR + 5.25% (1.00% floor)	8.89%	11/19/2029	5,101	5,036	5,040	0.9%
West Creek Financial SPV- Debt Facility VI, LLC - Term Loan B (1)	Financial Services	SOFR + 5.25% (1.00% floor)	8.89%	11/19/2029	456	452	451	0.1%
Whitestone Home Furnishings, LLC - Term Loan	Consumer Durables & Apparel	SOFR + 5.50% (1.00% floor)	9.14%	9/30/2027	13,791	13,779	13,791	2.5%
Whitestone Home Furnishings, LLC - Term Loan B	Consumer Durables & Apparel	SOFR + 5.50% (1.00% floor)	9.14%	9/30/2027	1,680	1,662	1,680	0.3%
Whitestone Home Furnishings, LLC - Revolving Credit Line (4)	Consumer Durables & Apparel	SOFR + 5.50% (1.00% floor)	9.14%	9/30/2027	—	(5)	—	—%
Total First Lien Senior Secured					686,900	658,175	617,797	112.3%
Total Debt Investments					$686,900	$658,175	$617,797	112.3%

COMMONWEALTH CREDIT PARTNERS BDC I, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS (CONTINUED)

(amounts in thousands, except per share data)

June 30, 2026

(Unaudited)

Portfolio Company - Investment (3)(7)	Industry	Spread Above Index	Interest Rate (5)(9)	Maturity Date	Principal / Shares(13)	Amortized Cost	Fair Value	Percentage of Net Assets (2)
Membership Interest Investments (6)(14)
Preferred Membership Interest
Allied OMS Intermediate Company, LLC - Preferred Units	Health Care Equipment & Services	NA	NA	NA	13,570	$885	$903	0.2%
Atlas US Holdings, LP - Class X Preferred Units	Financial Services	15.00% PIK	15.00%	NA	285,441	394	—	—%
Atlas US Holdings, LP - Class B-2 Units	Financial Services	NA	NA	NA	857,787	873	—	—%
EEP-EPS Fund I-A, LP - Series A-1 Preferred Units	Media & Entertainment	NA	NA	NA	887,237	887	53	—%
Sea-K Investors, LLC - Class A Units (10)(12)	Consumer Durables & Apparel	NA	NA	NA	3,495	—	—	—%
VardimanBlack Holdings, LLC - Preferred Equity (10)(11)	Health Care Equipment & Services	6.00% PIK	6.00%	NA	9,268,770	2,908	—	—%
Total Preferred Equity						5,947	956	0.2%
Common Membership Interest
190 Octane Holdings, LLC - Series A-1 units (10)	Consumer Services	NA	NA	NA	223,551	377	—	—%
Cardiology Partners Co., L.P. - Class O2 Units	Health Care Equipment & Services	NA	NA	NA	142,509	143	133	—%
CTM Acquisition, LLC - Class A Units	Media & Entertainment	NA	NA	NA	664,865	665	—	—%
Firebirds Intermediate Holdings I, LLC - Class A Units	Consumer Services	NA	NA	NA	590,012	590	507	0.1%
Firebirds Intermediate Holdings I, LLC - Class B Units	Consumer Services	NA	NA	NA	590,012	—	—	—%
Kemper Sports Management Holdings, LLC Equity (10)	Consumer Services	NA	NA	NA	420,992	421	1,351	0.2%
Oak Dental Partners Holding Company, LLC - Class C Units (10)	Health Care Equipment & Services	NA	NA	NA	53	344	508	0.1%
Oak Dental Partners Holding Company, LLC - Class D Units (10)	Health Care Equipment & Services	2.25%	2.25% PIK	NA	19	19	30	—%
Rushmore Lender Co-Invest Blocker, LLC - Common Stock	Health Care Equipment & Services	NA	NA	NA	676,823	719	183	—%
Sarasota US Intermediate, Inc. - Class A	Consumer Services	NA	NA	NA	312,000	312	334	0.1%
SDB Partners Holdco, LLC - Class A (10)	Health Care Equipment & Services	NA	NA	NA	19,103,095	—	—	—%
Sea-K Investors, LLC - Common Stock (10)(12)	Consumer Durables & Apparel	NA	NA	NA	97	—	—	—%
Senior Support Holdings, LP - Class A-1 (10)	Health Care Equipment & Services	NA	NA	NA	449	445	562	0.1%
Senior Support Holdings, LP - Class B (10)	Health Care Equipment & Services	NA	NA	NA	449	—	244	—%
TVG OCM III (FT) Blocker, LLC - Class B Units	Media & Entertainment	NA	NA	NA	2,610	743	—	—%
TVG OCM III (FT) Blocker, LLC - Class L Units	Media & Entertainment	NA	NA	NA	13,965	—	—	—%

COMMONWEALTH CREDIT PARTNERS BDC I, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS (CONTINUED)

(amounts in thousands, except per share data)

June 30, 2026

(Unaudited)

Portfolio Company - Investment (3)(7)	Industry	Spread Above Index	Interest Rate (5)(9)	Maturity Date	Principal / Shares(13)	Amortized Cost	Fair Value	Percentage of Net Assets (2)
Membership Interest Investments (6)(14)
Common Membership Interest
Vistria ESS Holdings, LLC - Equity Units	Commercial & Professional Services	NA	NA	NA	326	$157	$813	0.1%
Total Common Membership Interest						4,935	4,665	0.7%
Total Membership Interest						10,882	5,621	0.9%
Total Investments						$669,057	$623,418	113.2%
Cash Equivalents
First American Government Obligations Fund - X Class, 3.56% dividend yield	Cash Equivalents	NA	NA	NA	14,558	14,558	14,558	2.6%
Total Cash Equivalents						14,558	14,558	2.6%
Total Investments and Cash Equivalents						$683,615	$637,976	115.8%
Liabilities in Excess of Other Assets							$(87,929)	(15.8)%
Net Assets							$550,047	100.0%

COMMONWEALTH CREDIT PARTNERS BDC I, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS (CONTINUED)

(amounts in thousands, except per share data)

June 30, 2026

(Unaudited)

(1)
The Company deemed this asset to be a “non-qualifying asset” under Section 55(a) of the Investment Company Act of 1940, as amended (the “1940 Act”). Qualifying assets must represent at least 70.0% of the Company’s total assets at the time of acquisition of any additional non-qualifying assets. As of June 30, 2026, 4.54% of the Company’s total assets are represented by investments at fair value that are considered non-qualifying assets.
(2)
Percentages are based on net assets as of June 30, 2026.
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
(5)
The majority of the investments bear interest at a rate that may be determined by reference to Secured Overnight Financing Rate (“SOFR”) and which reset monthly, quarterly, semiannually, or annually. For each, the Company has provided the spread over the reference rate and the current interest rate in effect at the reporting date. As of June 30, 2026, the reference rates for the Company’s variable rate loans were the 1 month SOFR at 3.65%, the 3 month SOFR at 3.73%, and the 6 month SOFR at 3.85%. Certain investments are subject to an interest rate floor. For fixed rate loans, a spread above a reference rate is not applicable.
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
(11)
Investment is on non-accrual status.
(12)
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
(13)
The total principal amount (in thousands) is presented for debt investments, while the number of shares or units (in whole amounts) owned is presented for equity investments.
(14)
Security acquired in transaction exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), and may be deemed to be “restricted security” under the Securities Act. As of June 30, 2026, the aggregate fair value of these securities is $5,621, or 1.02% of the Company’s net assets. The initial acquisition dates of the restricted securities are as follows:

COMMONWEALTH CREDIT PARTNERS BDC I, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS (CONTINUED)

(amounts in thousands, except per share data)

June 30, 2026

(Unaudited)

Portfolio Company — Investment(15)	Initial Acquisition Date
190 Octane Holdings, LLC - Series A-1 units	July 1, 2022
Allied OMS Intermediate Company, LLC - Preferred Units	June 9, 2025
Atlas US Holdings, LP - Class B-2 Units	May 4, 2022
Atlas US Holdings, LP - Class X Preferred Units	May 17, 2023
Oak Dental Partners Holding Company, LLC - Class C Units	March 23, 2023
Cardiology Partners Co., L.P. - Class O2 Units	January 31, 2023
Sarasota US Intermediate, Inc. - Class A	April 21, 2026
SDB Partners Holdco, LLC - Class A	March 29, 2024
VardimanBlack Holdings, LLC - Preferred Equity	March 29, 2024
CTM Acquisition, LLC - Class A Units	February 28, 2023
EEP-EPS Fund I-A, LP - Series A-1 Preferred Units	February 24, 2023
Firebirds Intermediate Holdings I, LLC - Class A Units	March 22, 2023
Firebirds Intermediate Holdings I, LLC - Class B Units	March 22, 2023
Kemper Sports Management Holdings, LLC Equity	January 12, 2023
Sea-K Investors, LLC - Common Stock	November 6, 2023
Sea-K Investors, LLC - Class A Units	November 6, 2023
Oak Dental Partners Holding Company, LLC - Class D Units	October 15, 2025
TVG OCM III (FT) Blocker, LLC - Class B Units	September 29, 2021
TVG OCM III (FT) Blocker, LLC - Class L Units	November 6, 2025
Rushmore Lender Co-Invest Blocker, LLC - Common Stock	November 1, 2021
Vistria ESS Holdings, LLC - Equity Units	December 27, 2021
Senior Support Holdings, LP - Class A-1	March 20, 2024
Senior Support Holdings, LP - Class B	March 20, 2024

The following table shows the portfolio composition by industry grouping based on fair value at June 30, 2026:

Industry	Investments and Cash Equivalents at Fair Value	Percentage of Total Portfolio
Health Care Equipment & Services	$121,920	19.1%
Consumer Services	109,137	17.1%
Financial Services	74,525	11.7%
Media & Entertainment	57,923	9.2%
Capital Goods	51,530	8.1%
Technology Hardware & Equipment	43,599	6.8%
Software & Services	33,644	5.3%
Commercial & Professional Services	33,486	5.2%
Insurance	28,598	4.5%
Consumer Durables & Apparel	21,372	3.3%
Consumer Staples Distribution & Retail	17,674	2.8%
Consumer Discretionary Distribution & Retail	16,136	2.5%
Cash Equivalents	14,558	2.3%
Materials	7,686	1.2%
Transportation	4,063	0.6%
Telecommunication Services	2,125	0.3%
	$637,976	100.0%

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

June 30, 2026

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

Given that the Company’s assets are currently treated as "plan assets" under the Employee Retirement Income Security Act of 1974, as amended (“ERISA”) and Section 4975 of the Code, one or more independent valuation firms (each a “Valuation Agent”) are engaged to independently value the Company’s investments, in consultation with the Investment Adviser. The Company’s quarterly valuation procedures, which are the procedures that are followed by such Valuation Agent to the extent the Company’s assets are treated as "plan assets" under ERISA and/or Section 4975 of the Code, are set forth in more detail below:

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

Investment Classification

The Company classifies its investments in accordance with the requirements of the 1940 Act. Under the 1940 Act, “Control” is defined as the power to exercise a controlling influence over the management or policies of a company, unless such power is solely the result of an official position with such company. In addition, in accordance with Section 2(a)(9) of the 1940 Act, any person who owns beneficially, either directly or through one or more controlled companies, more than 25% of the voting securities of a company shall be presumed to control such company. Any person who does not so own more than 25% of the voting securities of any company and/or does not have the power to exercise control over the management or policies of such portfolio company shall be presumed not to control such company. Consistent with the 1940 Act, “affiliated investments” are defined as those investments in companies in which the Company owns 5% or more of the voting securities. Consistent with the 1940 Act, “non-affiliated investments” are defined as investments that are neither control investments nor affiliated investments. As of June 30, 2026 and as of December 31, 2025, the Company did not “control” and was not an “affiliated person” of any of its portfolio companies, each as defined in the 1940 Act, except as noted as of June 30, 2026 and December 31, 2025 in the consolidated schedules of investments.

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

The Company considers all highly liquid investments with a maturity of three months or less, when acquired, to be cash equivalents. As of June 30, 2026 and December 31, 2025, the Company held cash equivalents in the form of money market fund shares held in First American Government Obligations Fund and other cash equivalents with a fair value of $14.56 million and $5.42 million, respectively, representing 2.65% and 0.97%, respectively, of the Company’s net assets. Cash equivalents in the form of money market fund shares are valued at their reported net asset value (generally $1 per share) on the measurement date, and are categorized within Level 1 of the fair value hierarchy under ASC 820, as inputs in the valuation are observable.

Organizational Expenses and Offering Costs

The Company bore the organizational expenses incurred in connection with its formation and will bear offering costs incurred in connection with the offering of its Shares, including the out-of-pocket expenses of the Investment Adviser and its agents and affiliates.

In addition, the Company will reimburse the Investment Adviser for the organizational expenses and offering costs it incurs on the Company’s behalf. For the period from the Inception Date through June 30, 2026, the Company had incurred $0.47 million of organizational costs. If actual organizational expenses and offering costs incurred exceed $0.75 million, the Investment Adviser or its affiliates will bear the excess costs.

Organizational expenses consist of costs incurred to establish the Company and enable it to legally do business. Organizational costs are expensed as incurred. Offering costs consist of costs incurred in connection with the offering of Shares of the Company. Offering costs are capitalized as a deferred charge and amortized to expense on a straight-line basis over 12 months from the Inception Date. There were no organizational or offering costs incurred during the three and six months ended June 30, 2026 and June 30, 2025. As of June 30, 2026 and December 31, 2025, no offering costs were deferred.

Deferred Financing Costs

Financing costs incurred in connection with the Company’s credit facilities are capitalized and amortized into expense using the straight-line method, which approximates the effective yield method over the life of the respective facility. See Note 6 – Borrowings.

Revenue Recognition

Interest Income

Interest income, adjusted for amortization of premium and accretion of discount, is recorded on an accrual basis. Discount and premium on investments purchased are accreted/amortized over the expected life of the respective investment using the effective yield method. Loan origination fees, original issue discount (“OID”) and market discounts or premiums are capitalized/deferred and amortized/accreted into interest income using the effective interest method. Upon prepayment of a loan or debt security, any prepayment premiums, unamortized upfront loan origination fees and unamortized discounts are recorded as interest income. The Company may have loans in its portfolio that contain a PIK interest provision. PIK interest is accrued and recorded as income at the contractual rates, if deemed collectible. The PIK interest is added to the principal balance on the capitalization date and is generally due at maturity or when deemed by the issuer. For the three months ended June 30, 2026 and June 30, 2025, the Company recognized PIK interest from investments of $0.3 million and $1.0 million, respectively, which is included in “Paid in Kind Interest Income” on the Consolidated Statements of Operations. For the six months ended June 30, 2026 and June 30, 2025, the Company recognized PIK interest from investments of $1.2 million and $1.9 million, respectively, which is included in “Paid in Kind Interest Income” on the Consolidated Statements of Operations.

Fee Income

Fee income, such as structuring fees, loan monitoring, amendment, syndication, commitment, termination, and other loan fees are recognized as income when earned, either upon receipt or amortized into fee income. Upon the re-payment of a loan or debt security, any prepayment penalties and unamortized loan fees are recorded as fee income.

Non-accrual

Investments may be placed on non-accrual status when principal or interest payments are past due and/or when there is reasonable doubt that principal or interest will be collected. Accrued cash and PIK interest are generally reversed when an investment is placed on non-accrual status. Interest payments received on non-accrual investments may be recognized as income or applied to principal depending upon management’s judgment of the ultimate outcome. Non-accrual investments are restored to accrual status when past due principal and interest are paid and, in management’s judgment, are likely to remain current.

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

The following table presents fair value measurements of investments and cash equivalents, by major class, as of June 30, 2026, according to the fair value hierarchy:

	Fair Value Measurements
	Level 1	Level 2	Level 3	Totals
First Lien Senior Secured	$—	$—	$617,797	$617,797
Equity	—	—	5,621	5,621
Cash Equivalents	14,558	—	—	14,558
Total	$14,558	$—	$623,418	$637,976

The following table presents fair value measurements of investments and cash equivalents, by major class, as of December 31, 2025, according to the fair value hierarchy:

	Fair Value Measurements
	Level 1	Level 2	Level 3	Totals
First Lien Senior Secured	$—	$—	$642,624	$642,624
Equity	—	—	5,431	5,431
Cash Equivalents	5,417	—	—	5,417
Total	$5,417	$—	$648,055	$653,472

The following table provides a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the six months ended June 30, 2026:

	First Lien Senior Secured	Equity	Total
Balance as of December 31, 2025	$642,624	$5,431	$648,055
Purchases and other adjustments to cost	68,496	611	69,107
Sales, repayments and restructurings	(81,863)	—	(81,863)
Transfers in (a)	—	—	—
Transfers out (a)	—	—	—
Net realized gain/ (loss) on investments	(2,657)	—	(2,657)
Net change in unrealized gain/ (loss) on investments	(9,998)	(421)	(10,419)
Net accretion of discount on investments	1,195	—	1,195
Balance as of June 30, 2026	$617,797	$5,621	$623,418
Net change in unrealized gain/loss for the period relating to those Level 3 assets that were still held by the Company at the end of the period:	$(10,240)	$(398)	$(10,638)

The following table provides a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the six months ended June 30, 2025:

	First Lien Senior Secured	Equity	Total
Balance as of December 31, 2024	$635,952	$8,259	$644,211
Purchases and other adjustments to cost	53,339	784	54,123
Sales, repayments and restructurings	(51,621)	(629)	(52,250)
Transfers in (a)	—	—	—
Transfers out (a)	—	—	—
Net realized gain/ (loss) on investments	(4,479)	271	(4,208)
Net change in unrealized gain/ (loss) on investments	(2,052)	(2,698)	(4,750)
Net accretion of discount on investments	1,751	—	1,751
Balance as of June 30, 2025	$632,890	$5,987	$638,877
Net change in unrealized gain/loss for the period relating to those Level 3 assets that were still held by the Company at the end of the period:	$(5,255)	$(2,698)	$(7,953)

Purchases represent the acquisition of new investments at cost and PIK capitalization. Sales and repayments represent principal payments received during the period. For the six months ended June 30, 2026 and June 30, 2025, there were no transfers between levels of the fair value hierarchy.

Significant Unobservable Inputs

The following table summarizes the significant unobservable inputs used to value Level 3 investments as of June 30, 2026. The table is not intended to be all-inclusive, but instead identifies the significant unobservable inputs relevant to the determination of fair values.

				Selected Input Range
Asset Category	Fair Value	Primary Valuation Technique	Unobservable Inputs	Minimum		Maximum		Weighted Average (a)		Valuation from an Increase in Input (b)
First Lien Senior Secured	$486,888	Discounted Cash Flow	Discount Rate	8.3%		18.5%		10.6%		Decrease
Equity	538	Discounted Cash Flow	Discount Rate	28.4%		28.4%		28.4%		Decrease
First Lien Senior Secured	55,327	Market Comparables	EBITDA Multiple	6.3	x	11.0	x	8.3	x	Increase
Equity	5,083	Market Comparables	EBITDA Multiple	6.3	x	15.0	x	12.7	x	Increase
First Lien Senior Secured	9,524	Market Comparables	Revenue Multiple	0.5	x	1.0	x	0.7	x	Increase
Equity	—	Market Comparables	Revenue Multiple	0.5x		1.0	x	3.1	x	Increase
First Lien Senior Secured	66,058	Recent Transactions	Recent Transactions	NA		NA		NA		Increase
Total	623,418

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

There were no significant changes in valuation approach or technique as of June 30, 2026 and December 31, 2025.

Level 3 inputs to the valuation methodology are unobservable and significant to overall fair value measurement. The inputs into the determination of fair value require significant management judgment or estimation. Financial instruments that are included in this category include investments in privately held entities where the fair value is based on unobservable inputs.

The income and market approaches were used in the determination of fair value of certain Level 3 assets as of June 30, 2026 and December 31, 2025. The significant unobservable inputs used in the income approach are the discount rate or market yield used to discount the estimated future cash flows expected to be received from the underlying investment, which include both future principal and interest payments and any other end of term fees, as applicable. Included in the consideration and selection of discount rates are factors such as risk of default, interest rate risk, and changes in credit quality. The significant unobservable inputs used in the market approach are based on market comparable transactions and market multiples of publicly traded comparable companies. Increases or decreases in the valuation multiples in isolation may result in higher or lower fair value measurement, respectively, and increases or decreases in the discount rate in isolation may result in lower or higher fair value measurement, respectively.

As of June 30, 2026 and December 31, 2025, the Company had five and six portfolio companies on a non-accrual status, respectively. Refer to Note 2 – Summary of Significant Accounting Policies for additional details regarding the Company’s non-accrual policy. The following table shows the amortized cost and fair value of the Company’s performing and non-accrual investments as of June 30, 2026 and December 31, 2025:

	June 30, 2026		December 31, 2025
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Performing	$593,253	$586,127	$606,722	$603,418
Non-accrual	75,804	37,291	76,552	44,637
Total	$669,057	$623,418	$683,274	$648,055

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

Management Fee

During the Investment Period (as defined in the Investment Advisory Agreement), the Management Fee will be calculated at an annual rate of 1.00% with respect to the Company’s Adjusted Average Assets Invested (defined below) in respect of the relevant quarterly period, in the manner set forth in the table below. During the Investment Period, “Adjusted Average Assets Invested” shall mean (a) the average of the sum of the Company’s (i) Drawn Capital Commitments and (ii) the aggregate dollar amount of distributions issued to stockholders in-kind pursuant to the Company’s dividend reinvestment plan (“DRIP”) as of the latest declaration date of any such distribution, excluding any amounts of such distribution received in cash by stockholders that have opted out of the DRIP, and (iii) outstanding principal on borrowings, in the case of clause (i) and clause (iii), as of the last business day of each month included in the relevant quarterly period less (b) the sum of the Company’s (iv) cumulative net unrealized losses, if any, and (v) cumulative net realized losses, if any, in the case of clause (iv) and clause (v), as of the last business day of the relevant quarter. The Investment Period is subject to automatic extensions for additional one-year periods, unless the majority of stockholders elect to forego any such extension. The Investment Period has been automatically extended until August 6, 2027. For the avoidance of doubt, the quarterly Management Fees payable to the Investment Adviser are specifically set forth below.

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

The table set forth below shows the following quarterly fee percentages shall be payable with respect to the Company’s Target Adjusted Average Assets through the end of the Investment Period:

Quarter Ending	Quarter	Target Adjusted Average Assets Invested ($ in millions) [1]	Quarterly Management Fee Percentage	Quarterly Dollar Amount ($ in millions) [2]
September 30, 2021	1	$80	1%	$0.20
December 31, 2021	2	$160	1%	$0.40
March 31, 2022	3	$240	1%	$0.60
June 30, 2022	4	$320	1%	$0.80
September 30, 2022	5	$400	1%	$1.00
December 31, 2022	6	$480	1%	$1.20
March 31, 2023	7	$560	1%	$1.40
June 30, 2023	8	$640	1%	$1.60
September 30, 2023	9	$650	1%	$1.63
December 31, 2023	10	$650	1%	$1.63
March 31, 2024	11	$726	1%	$1.82
June 30, 2024	12	$740	1%	$1.85
September 30, 2024	13	$751	1%	$1.88
December 31, 2024	14	$754	1%	$1.88
March 31, 2025	15	$756	1%	$1.89
June 30, 2025	16	$758	1%	$1.90
September 30, 2025	17	$760	1%	$1.90
December 31, 2025	18	$762	1%	$1.90
March 31, 2026	19	$764	1%	$1.91
June 30, 2026	20 and beyond[3]	$766	1%	$1.91

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

For the three and six months ended June 30, 2026, the Company incurred $1.59 million and $3.16 million, respectively, in Management Fees under the Investment Advisory Agreement. For the three and six months ended June 30, 2025, the Company incurred $1.59 million and $3.18 million, respectively, in Management Fees under the Investment Advisory Agreement. As of June 30, 2026 and December 31, 2025, the payables related to the Management Fees were $1.59 million and $1.68 million, respectively.

There were no Management Fee waivers for the three and six months ended June 30, 2026 and June 30, 2025.

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

For the three and six months ended June 30, 2026, the Company incurred $0.0 million and $0.0 million, respectively, in Incentive Fees under the Investment Advisory Agreement. For the three and six months ended June 30, 2025, the Company incurred $0.4 million and $0.8 million, respectively, in Incentive Fees under the Investment Advisory Agreement.

There were no Incentive Fee waivers for the three and six months ended June 30, 2026 and June 30, 2025.

Administration Agreement

The Company has entered into an administration agreement (the “Administration Agreement”) with Commonwealth Credit Advisors LLC, a Delaware limited liability company (in such capacity, the “Administrator”), under which the Administrator provides administrative services for the Company, including arranging office facilities for the Company and providing office equipment and clerical, bookkeeping and recordkeeping services at such facilities. Under the Administration Agreement, the Administrator also performs, or oversees the performance of, the Company’s required administrative services, which includes being responsible for the financial records which the Company is required to maintain and preparing reports to the Company’s stockholders and reports filed with the SEC and providing the services of the Company’s chief financial officer and their staff. In addition, the Administrator will assist the Company in determining and in publishing the Company’s net asset value, overseeing the preparation and filing of tax returns and the preparation and dissemination of reports to the Company’s stockholders, and generally overseeing the payment of the Company’s expenses and the performance of administrative and professional services rendered to the Company by others. The Administrator may also provide on the Company’s behalf managerial assistance to the Company’s portfolio companies.

The Administrator has hired a third-party sub-administrator (the “Sub-Administrator”) to assist with the provision of administration services. For the three months ended June 30, 2026 and June 30, 2025, the Company incurred $0.09 million and $0.09 million, respectively, in administrative service fees under the Administration Agreement, payable to the Sub-Administrator. For the six months ended June 30, 2026 and June 30, 2025, the Company incurred $0.17 million and $0.17 million, respectively, in administrative service fees under the Administration Agreement, payable to the Sub-Administrator.Administration service fees are included in other general and administrative expenses on the Statements of Operations.

Management Consulting Services

Vesterra Growth Ops (“Vesterra”, formerly, Operating Advisory Group, LLC), is a consulting firm that provides services relating to portfolio companies of the Company. For the three months ended June 30, 2026 and June 30, 2025, Vesterra charged the Company $75.14 thousand and $1.08 thousand, respectively, for restructuring consulting and due diligence services relating to Company portfolio companies. For the six months ended June 30, 2026 and June 30, 2025, Vesterra charged the Company $159.01 thousand and $1.08 thousand, respectively, for restructuring consulting and due diligence services relating to Company portfolio companies. In addition, for the six months ended June 30, 2026 and June 30, 2025 Vesterra charged the portfolio companies of the Company $368 and $0, respectively, for diligence expenses, which were paid by the portfolio companies. Vesterra is also reimbursed for out-of-pocket costs in connection with its services.

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

Note 5—Transactions with Non-controlled Affiliated Investments

A non-controlled affiliated investment is an investment in which the Company has an ownership interest of 5% or more of its voting securities. A controlled affiliate investment is an investment which the Company has an ownership interest of more than 25% of its voting securities. Please see the Company’s consolidated schedule of investments for the type of investment, principal amount/shares, interest rate including the spread, and the maturity date. Transactions related to the Company’s investments with affiliates for the six months ended June 30, 2026 were as follows:

Portfolio Company	Type of Asset	Amount of interest included in income	Beginning Fair Value at December 31, 2025	Gross additions(1)	Gross reductions(2)	Realized Gain/(Loss)	Change in Unrealized Gain (Loss)	Fair Value at June 30, 2026
Non-controlled, affiliated investments:
Kent Water Sports Holdings, LLC - Delayed Draw Loan Last-Out	First Lien Senior Secured	$—	$—	$—	$—	$—	$—	$—
Kent Water Sports Holdings, LLC - Delayed Draw Loan First-Out	First Lien Senior Secured	—	8,203	298	—	—	(2,600)	5,901
Sea-K Investors, LLC	Preferred Equity	—	—	—	—	—	—	—
Sea-K Investors, LLC	Common Equity	—	—	—	—	—	—	—
Total Non-controlled, affiliated Investments		$—	$8,203	$298	$—	$—	$(2,600)	$5,901
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

Transactions related to the Company’s investments with affiliates for the six months ended June 30, 2025 were as follows:

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

The Goldman Credit Facility is uncommitted and matures on the earlier of (i) the date on which either the Company or lender provide written notice of termination to the other party and (ii) the date that is 30 days prior to the last date on which the Company may issue capital drawdowns to its investors. Under the Goldman Credit Facility, the Company is permitted to borrow up to the lesser of $130.00 million and the Borrowing Base. The “Borrowing Base” is based upon the unfunded capital commitments of certain subscribed investors in the Company that have been approved by Goldman Sachs and meet certain criteria. The advance rate for such investors is currently 90%. The Borrowing Base was $130.00 million at June 30, 2026. The Goldman Credit Facility contains certain customary affirmative and negative covenants and events of default. As of June 30, 2026, the Company was in compliance with all covenants under the Goldman Credit Facility. The Goldman Credit Facility bears interest at a rate Term SOFR + 2.82% per annum.

The weighted average annualized interest cost (excluding amortization of deferred financing costs and other fees) for all borrowings for the three months ended June 30, 2026 and June 30, 2025 was 6.46% and 7.14%, respectively. The weighted average annualized interest cost (excluding amortization of deferred financing costs and other fees) for all borrowings for the six months ended June 30, 2026 and June 30, 2025 was 6.48% and 7.14%, respectively. The average daily debt outstanding for the three months ended June 30, 2026 and June 30, 2025 was $69.2 million and $96.4 million respectively. The average daily debt outstanding for the six months ended June 30, 2026 and June 30, 2025 was $75.8 million and $97.7 million respectively.The maximum debt outstanding for the three months ended June 30, 2026 and June 30, 2025 was $112.8 million and $111.4 million, respectively. The maximum debt outstanding for the six months ended June 30, 2026 and June 30, 2025 was $112.8 million and $111.4 million, respectively.

The following table represents borrowings as of June 30, 2026:

	Total Aggregate Borrowing Capacity	Total Principal Outstanding	Less Deferred Financing Costs	Amount per Statements of Assets and Liabilities
Goldman Credit Facility	$130,000	$112,800	$—	$112,800
Total	$130,000	$112,800	$—	$112,800

The following table represents borrowings as of December 31, 2025:

	Total Aggregate Borrowing Capacity	Total Principal Outstanding	Less Deferred Financing Costs	Amount per Statements of Assets and Liabilities
Goldman Credit Facility	$130,000	$101,000	$—	$101,000
Total	$130,000	$101,000	$—	$101,000

The following table represents interest and debt fees for the three months ended June 30, 2026:

	Interest Rate(2)	Interest Expense	Deferred Financing Costs (1)	Other Fees (1)
Goldman Credit Facility	SOFR + 2.82%	$1,129	$—	$32
Total		$1,129	$—	$32

The following table represents interest and debt fees for the six months ended June 30, 2026:

	Interest Rate(2)	Interest Expense	Deferred Financing Costs (1)	Other Fees (1)
Goldman Credit Facility	SOFR + 2.82%	$2,470	$—	$65
Total		$2,470	$—	$65
(1)
Amortization of deferred financing costs and other fees are included in “interest expense” on the Consolidated Statements of Operations.
(2)
As of June 30, 2026, the 1-month SOFR rate was 3.65%.

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
(2)
As of June 30, 2025, the 1-month SOFR rate was 4.32%.

At June 30, 2026 and December 31, 2025, the carrying amount of the Company’s secured borrowings on the Goldman Credit Facility approximated their fair value in accordance with ASC 820. As of June 30, 2026 and December 31, 2025, the Company’s borrowings are deemed to be a Level 3 measurement, as defined in Note 3 – Fair Value of Financial Instruments.

Note 7—Commitments and Contingencies

Commitments

In the ordinary course of business, the Company may enter into future funding commitments. As of June 30, 2026 and December 31, 2025, the Company had unfunded commitments on delayed draw term loans and revolving credit lines of $45.19 million and $43.92 million, respectively. The Company maintains sufficient cash on hand, unfunded Capital Commitments, and available borrowings from the Goldman Credit Facility to fund such unfunded commitments.

As of June 30, 2026, the Company’s unfunded commitments consisted of the following:

Portfolio Company Name	Investment Type	Commitment Type	Unfunded Commitments
ACT Acquisition Intermediate Holdco, LLC	First Lien Senior Secured	Revolving Credit Line	$666
Allbridge, LLC	First Lien Senior Secured	Revolving Credit Line	201
Allied OMS Intermediate Company, LLC	First Lien Senior Secured	Delayed Draw Term Loan	3,321
Allied OMS Intermediate Company, LLC	First Lien Senior Secured	Revolving Credit Line	1,107
Aspire General Holding Company LLC	First Lien Senior Secured	Delayed Draw Term Loan	2,947
Aspire General Holding Company LLC	First Lien Senior Secured	Revolving Credit Line	775
Atlas US Buyer, LLC	First Lien Senior Secured	Revolving Credit Line	766
Batteries Plus Holding Corporation	First Lien Senior Secured	Revolving Credit Line	2,158
Billhighway, LLC	First Lien Senior Secured	Revolving Credit Line	295
Oak Dental Partners	First Lien Senior Secured	Revolving Credit Line	516
CAS Acquisition, LLC	First Lien Senior Secured	Revolving Credit Line	1,167
CheckedUp, Inc	First Lien Senior Secured	Revolving Credit Line	1,320
Discovery SL Management, LLC	First Lien Senior Secured	Delayed Draw Term Loan	399
Discovery SL Management, LLC	First Lien Senior Secured	Revolving Credit Line	363
Engineered Films Acquisition Inc.	First Lien Senior Secured	Revolving Credit Line	2,187
EPS Operations, LLC	First Lien Senior Secured	Revolving Credit Line	222
190 Octane Financing, LLC	First Lien Senior Secured	Revolving Credit Line	468
Hasa Acquisition, LLC	First Lien Senior Secured	Delayed Draw Term Loan	1,149
Hasa Acquisition, LLC	First Lien Senior Secured	Revolving Credit Line	466
Heathos Advance, LLC	First Lien Senior Secured	Delayed Draw Term Loan	2,200
Hornblower Sub LLC	First Lien Senior Secured	Revolving Credit Line	383
Juvare, LLC	First Lien Senior Secured	Delayed Draw Term Loan	905
Juvare, LLC	First Lien Senior Secured	Revolving Credit Line	309
Kemper Sports Management, LLC	First Lien Senior Secured	Revolving Credit Line	4,087
KeyMe, LLC	First Lien Senior Secured	Delayed Draw Term Loan	2,451
KeyMe, LLC	First Lien Senior Secured	Revolving Credit Line	1,634
Narcote, LLC	First Lien Senior Secured	Revolving Credit Line	1,088
OAO Acquisitions, Inc.	First Lien Senior Secured	Revolving Credit Line	659
OneCare Media, LLC	First Lien Senior Secured	Revolving Credit Line	617
Pansophic Learning US, LLC	First Lien Senior Secured	Revolving Credit Line	1,133
PDDS Holdco, Inc.	First Lien Senior Secured	Revolving Credit Line	1,033
PJW Ultimate Holdings, LLC	First Lien Senior Secured	Revolving Credit Line	2,139
Rushmore Intermediate II, LLC	First Lien Senior Secured	Revolving Credit Line	7
Spartan CP, LLC	First Lien Senior Secured	Revolving Credit Line	201
The Mutual Group LLC	First Lien Senior Secured	Revolving Credit Line	244
Total Fleet Buyer, LLC	First Lien Senior Secured	Revolving Credit Line	1,390
West Creek Financial SPV	First Lien Senior Secured	Delayed Draw Term Loan	2,851
West Creek Financial SPV	First Lien Senior Secured	Revolving Credit Line	918
Whitestone Home Furnishings, LLC	First Lien Senior Secured	Revolving Credit Line	443
Total			$45,185

As of December 31, 2025, the Company’s unfunded commitments consisted of the following:

Portfolio Company Name	Investment Type	Commitment Type	Unfunded Commitments
190 Octane Financing, LLC	First Lien Senior Secured	Revolving Credit Line	$468
ACT Acquisition Intermediate Holdco, LLC	First Lien Senior Secured	Revolving Credit Line	666
Allbridge, LLC	First Lien Senior Secured	Delayed Draw Term Loan	201
Allbridge, LLC	First Lien Senior Secured	Revolving Credit Line	201
Allied OMS Intermediate Company, LLC	First Lien Senior Secured	Delayed Draw Term Loan	3,321
Allied OMS Intermediate Company, LLC	First Lien Senior Secured	Revolving Credit Line	1,107
Aspire General Holding Company LLC	First Lien Senior Secured	Delayed Draw Term Loan	2,947
Aspire General Holding Company LLC	First Lien Senior Secured	Revolving Credit Line	775
Atlas US Buyer, LLC	First Lien Senior Secured	Revolving Credit Line	766
Batteries Plus Holding Corporation	First Lien Senior Secured	Revolving Credit Line	2,158
Billhighway, LLC	First Lien Senior Secured	Revolving Credit Line	295
CAS Acquisition, LLC	First Lien Senior Secured	Revolving Credit Line	1,167
CheckedUp, Inc	First Lien Senior Secured	Revolving Credit Line	566
Discovery SL Management, LLC	First Lien Senior Secured	Delayed Draw Term Loan	435
Discovery SL Management, LLC	First Lien Senior Secured	Revolving Credit Line	363
Engineered Films Acquisition Inc.	First Lien Senior Secured	Revolving Credit Line	3,016
EPS Operations, LLC	First Lien Senior Secured	Revolving Credit Line	222
Fiesta Holdings, LLC	First Lien Senior Secured	Revolving Credit Line	749
Hasa Acquisition, LLC	First Lien Senior Secured	Delayed Draw Term Loan	1,491
Hasa Acquisition, LLC	First Lien Senior Secured	Revolving Credit Line	1,025
Hornblower Sub LLC	First Lien Senior Secured	Revolving Credit Line	14
Juvare, LLC	First Lien Senior Secured	Delayed Draw Term Loan	905
Juvare, LLC	First Lien Senior Secured	Revolving Credit Line	1,547
Kemper Sports Management, LLC	First Lien Senior Secured	Revolving Credit Line	1,676
Military Retail Solutions, LLC	First Lien Senior Secured	Delayed Draw Term Loan	1,835
Military Retail Solutions, LLC	First Lien Senior Secured	Revolving Credit Line	673
Narcote, LLC	First Lien Senior Secured	Revolving Credit Line	1,360
Oak Dental Partners	First Lien Senior Secured	Revolving Credit Line	516
OAO Acquisitions, Inc.	First Lien Senior Secured	Revolving Credit Line	659
OneCare Media, LLC	First Lien Senior Secured	Revolving Credit Line	617
Pansophic Learning US, LLC	First Lien Senior Secured	Revolving Credit Line	1,133
PDDS Holdco, Inc.	First Lien Senior Secured	Revolving Credit Line	1,117
PJW Ultimate Holdings, LLC	First Lien Senior Secured	Revolving Credit Line	2,139
Rushmore Intermediate II, LLC	First Lien Senior Secured	Revolving Credit Line	7
Sarasota US Intermediate, Inc.	First Lien Senior Secured	Revolving Credit Line	1,976
Spartan CP, LLC	First Lien Senior Secured	Revolving Credit Line	502
The Mutual Group LLC	First Lien Senior Secured	Revolving Credit Line	244
Total Fleet Buyer, LLC	First Lien Senior Secured	Revolving Credit Line	1,390
VardimanBlack Holdings, LLC	First Lien Senior Secured	Delayed Draw Term Loan	87
Vecta Holdings, LLC	First Lien Senior Secured	Revolving Credit Line	124
West Creek Financial SPV	First Lien Senior Secured	Delayed Draw Term Loan	2,851
West Creek Financial SPV- Debt Facility VI, LLC	First Lien Senior Secured	Revolving Credit Line	612
Total			$43,923

The unrealized appreciation or depreciation associated with unfunded portfolio company commitments is recorded in the consolidated financial statements and reflected as an adjustment to the valuation of the related security in the Consolidated Schedule of Investments as of June 30, 2026 and December 31, 2025. The par amount of the unfunded portfolio company commitments is not recognized by the Company until the commitment is funded.

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

Note 8—Capital

Investor Commitments

As of June 30, 2026, the Company had $656.57 million in Capital Commitments, of which $156.57 million was unfunded. As of December 31, 2025, the Company had $656.57 million in Capital Commitments, of which $156.57 million was unfunded.

Capital Drawdowns and DRIP

There were no Shares issued related to capital drawdowns for the six months ended June 30, 2026.

The following table summarizes the total Shares issued and net proceeds (in thousands) through the DRIP for the six months ended June 30, 2026:

Share Issue Date	Shares Issued	Net Proceeds
March 30, 2026	1,879	$1,683
June 30, 2026	1,913	1,688
Total Shares Issued	3,792	$3,371

There were no Shares issued related to capital drawdowns for the six months ended June 30, 2025.

The following table summarizes the total Shares issued and net proceeds (in thousands) through the DRIP for the six months ended June 30, 2025:

Share Issue Date	Shares Issued	Net Proceeds
March 26, 2025	2,431	$2,271
June 27, 2025	2,084	1,929
Total Shares Issued	4,515	$4,200

As of June 30, 2026 and December 31, 2025, CGH Legacy SPV II, LLC (f/k/a Comvest Group Holdings SPV II LLC), a wholly-owned subsidiary of an affiliate of Manulife | Comvest Credit Partners, owned 6,276 and 6,238, respectively, of the Company’s Shares.

Distributions and Dividends

Distributions declared for the three and six months ended June 30, 2026 totaled approximately $11.3 million and $22.5 million, respectively. Distributions declared for the three and six months ended June 30, 2025 totaled approximately $12.9 million and $28.0 million, respectively.

The following table reflects distributions, including dividends and returns of capital, if any, per share that have been declared by the Company’s Board for the six months ended June 30, 2026:

Fiscal Year 2026	Date Declared	Record Date	Payment Date	Per Share Amount
First Quarter	March 30, 2026	March 30, 2026	March 31, 2026	$18.00
Second Quarter	June 26, 2026	June 26, 2026	June 29, 2026	$18.00

The following table reflects distributions, including dividends and returns of capital, if any, per share that have been declared by the Company’s Board for the six months ended June 30, 2025:

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

Note 9—Net Assets

The following table reflects the net assets activity for the three months ended June 30, 2026:

	Shares	Shares - par	Additional paid in capital	Total distributable earnings (loss)	Total net assets
Balance as of March 31, 2026	625,216	$1	$607,871	$(56,117)	$551,755
Issuance of Common Stock, net of issuance costs (1)	—	—	—	—	—
Reinvestment of distributions (1)	1,913	—	1,688	—	1,688
Distributions to stockholders	—	—	—	(11,254)	(11,254)
Net investment income (loss)	—	—	—	12,047	12,047
Net realized gain (loss) from investment transactions	—	—	—	54	54
Net change in unrealized gain (loss) on investments	—	—	—	(4,243)	(4,243)
Balance as of June 30, 2026	627,129	$1	$609,559	$(59,513)	$550,047
(1)
Par value is less than $1.

The following table reflects the net assets activity for the six months ended June 30, 2026:

	Shares	Shares - par	Additional paid in capital	Total distributable earnings (loss)	Total net assets
Balance as of December 31, 2025	623,337	$1	$606,188	$(47,834)	$558,355
Issuance of Common Stock, net of issuance costs (1)	—	—	—	—	—
Reinvestment of distributions (1)	3,792	—	3,371	—	3,371
Distributions to stockholders	—	—	—	(22,474)	(22,474)
Net investment income (loss)	—	—	—	23,871	23,871
Net realized gain (loss) from investment transactions	—	—	—	(2,657)	(2,657)
Net change in unrealized gain (loss) on investments	—	—	—	(10,419)	(10,419)
Balance as of June 30, 2026	627,129	$1	$609,559	$(59,513)	$550,047
(1)
Par value is less than $1.

The following table reflects the net assets activity for the three months ended June 30, 2025:

	Shares	Shares - par	Additional paid in capital	Total distributable earnings (loss)	Total net assets
Balance as of March 31, 2025	584,680	$1	$571,966	$(30,475)	$541,492
Reinvestment of distributions (1)	2,084	—	1,929	—	1,929
Distributions to stockholders	—	—	—	(12,862)	(12,862)
Net investment income (loss)	—	—	—	12,635	12,635
Net realized gain (loss) from investment transactions	—	—	—	(4,479)	(4,479)
Net change in unrealized gain (loss) on investments	—	—	—	(1,319)	(1,319)
Balance as of June 30, 2025	586,764	1	573,895	(36,500)	537,396

(1)
Par value is less than $1.

The following table reflects the net assets activity for the six months ended June 30, 2025:

	Shares	Shares - par	Additional paid in capital	Total distributable earnings (loss)	Total net assets
Balance as of December 31, 2024	582,249	$1	$569,695	$(25,927)	$543,769
Reinvestment of distributions (1)	4,515	—	4,200	—	4,200
Distributions to stockholders	—	—	—	(28,001)	(28,001)
Net investment income (loss)	—	—	—	26,386	26,386
Net realized gain (loss) from investment transactions	—	—	—	(4,208)	(4,208)
Net change in unrealized gain (loss) on investments	—	—	—	(4,750)	(4,750)
Balance as of June 30, 2025	586,764	$1	$573,895	$(36,500)	$537,396
(1)
Par value is less than $1.

Note 10—Earnings Per Share

Basic earnings per Share is computed by dividing earnings available to common stockholders by the weighted average number of Shares outstanding during the period. Other potentially dilutive Shares, and the related impact to earnings, are considered when calculating earnings per Share on a diluted basis. As of June 30, 2026 and June 30, 2025, there are no dilutive securities. The following information sets forth the computation of the weighted average basic and diluted net change in net assets per Share resulting from operations for the three and six months ended June 30, 2026 and June 30, 2025.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Increase (decrease) in net assets resulting from operations	$7,858	$6,837	$10,795	$17,428
Weighted average Shares outstanding - basic and diluted	625,320	584,772	624,355	583,584
Earnings (loss) per share of Shares - basic and diluted	$12.57	$11.69	$17.29	$29.86

Note 11—Financial Highlights

The following is a schedule of financial highlights for the six months ended June 30, 2026 and June 30, 2025:

	For the Six Months Ended June 30,
	2026	2025
Per Share Operating Performance
Net Asset Value, Beginning of Period	$895.75	$933.91
Results of Operations:(1)
Net Investment Income (Loss)	38.23	45.21
Net Realized and Unrealized Gain (Loss) on Investments	(20.89)	(15.26)
Increase (Decrease) in Net Assets Resulting from Operations	17.34	29.95
Distributions to Stockholders
Distributions from Net Investment Income(7)	(36.00)	(48.00)
Decrease in Net Assets Resulting from Distributions	(36.00)	(48.00)
Net Asset Value, End of Period	$877.09	$915.86
Shares Outstanding, End of Period	627,129	586,764
Total Return(3)	1.92%	3.19%
Net assets, end of period	$550,047	$537,396
Ratio/Supplemental Data
Weighted-average Shares outstanding	624,355	583,584
Ratio of net investment income (loss) to average net assets(2)	8.70%	9.84%
Ratio of net investment income (loss) to average net assets with waiver(2)	8.70%	9.84%
Ratio of total expenses to average net assets(2)(5)	2.43%	3.34%
Ratio of total expenses to average net assets with waiver(2)(5)	2.43%	3.34%
Asset coverage ratio(6)	585.84%	579.76%
Portfolio turnover rate(4)	10.75%	8.17%

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
(6)
Asset coverage ratio is presented as of June 30, 2026 and June 30, 2025, respectively.
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

Portfolio and Investment Activity

During the six months ended June 30, 2026, we made $67.9 million of investments in new or existing portfolio companies and had $81.9 million in aggregate amount of sales, restructurings, and repayments, resulting in net investments of ($13.9) million for the period. The total portfolio of debt investments at fair value consisted of 99.6% bearing variable interest rates and 0.4% bearing fixed interest rates.

During the six months ended June 30, 2025, we made $54.1 million of investments in new or existing portfolio companies and had $52.3 million in aggregate amount of sales, restructurings, and repayments, resulting in an increase of net investments of $1.9 million for the period. The total portfolio of debt investments at fair value consisted of 98.95% bearing variable interest rates and 1.05% bearing fixed interest rates.

Our portfolio composition, based on fair value at June 30, 2026 was as follows. The weighted average current yield for the total portfolio is based on the stated coupon rates of both performing and non-accrual investments.

	Percentage of Total Portfolio	Weighted Average Current Yield for Total Portfolio
First Lien Senior Secured	96.7%	8.5%
Equity	0.9	—
Cash equivalents	2.4	—
Total	100.0%	8.5%

Our portfolio composition, based on fair value at December 31, 2025 was as follows. The weighted average current yield for the total portfolio is based on the stated coupon rates of both performing and non-accrual investments.

	Percentage of Total Portfolio	Weighted Average Current Yield for Total Portfolio
First Lien Senior Secured	98.2%	9.5%
Equity	0.9	—
Cash equivalents	0.9	—
Total	100.0%	9.5%

The following table shows the asset mix of our new investment fundings for the six months ended June 30, 2026:

	Asset Mix (In thousands)	Percentage
First Lien Senior Secured	$68,497	99.1%
Equity	612	0.9%
Total	$69,109	100.0%

The following table shows the asset mix of our new investment fundings for the six months ended June 30, 2025:

	Asset Mix (In thousands)	Percentage
First Lien Senior Secured	$53,339	98.6%
Equity	784	1.4%
Total	$54,123	100.0%

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

As of June 30, 2026, the weighted average risk rating of our investments based on fair value was 2.5. As of June 30, 2026, the Company had five portfolio companies on non-accrual status. Refer to Note 2—Summary of Significant Accounting Policies—for additional details regarding the Company’s non-accrual policy.

The following table shows the distribution of our investments on the 1 to 6 investment rating scale at fair value as of June 30, 2026.

Internal Performance Rating	Investments at Fair Value (In thousands)	Percentage of Total Investments
1	$—	0.0%
2	461,320	74.0%
3	33,445	5.4%
4	103,252	16.5%
5	5,901	1.0%
6	19,500	3.1%
Total	$623,418	100.0%

As of December 31, 2025, the weighted average risk rating of our investments based on fair value was 2.5. As of December 31, 2025, the Company had six portfolio companies on non-accrual status. Refer to Note 2—Summary of Significant Accounting Policies for additional details regarding the Company’s non-accrual policy.

The following table shows the distribution of our investments on the 1 to 6 investment rating scale at fair value as of December 31, 2025.

Internal Performance Rating	Investments at Fair Value (In thousands)	Percentage of Total Investments
1	$—	—%
2	487,829	75.2%
3	52,334	8.1%
4	75,424	11.6%
5	22,812	3.6%
6	9,656	1.5%
Total	$648,055	100.0%

The following table shows the amortized cost and fair value of our performing and non-accrual investments as of June 30, 2026 and December 31, 2025.

	June 30, 2026		December 31, 2025
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Performing	$593,253	$586,127	$606,722	$603,418
Non-accrual	75,804	37,291	76,552	44,637
Total	$669,057	$623,418	$683,274	$648,055

As of June 30, 2026 and December 31, 2025, certain of our investments were on non-accrual status, as reflected in the Schedule of Investments. A summary of our non-accrual assets as of June 30, 2026 and December 31, 2025, is provided below.

Under U.S. Generally Accepted Accounting Principles (“GAAP”), we will not recognize cash and PIK interest income on such investments for financial reporting purposes.

		June 30, 2026		December 31, 2025
Portfolio Company	Date of Non-Accrual Status	Amortized Cost	Fair Value	Amortized Cost	Fair Value
190 Octane Financing LLC Equity (1)	7/1/2025	$13,727	$11,890	$13,759	$12,169
Kent Water Sports Holdings, LLC(1)	10/1/2023	20,473	5,901	12,713	—
OneCare Media, LLC(1)	10/1/2024	13,324	3,623	13,379	4,496
Select Rehabilitation, LLC(1)	10/1/2024	6,088	2,602	6,088	6,965
VardimanBlack Holdings, LLC(1)	10/1/2023	22,192	13,275	22,192	15,847
Vecta Holdings, LLC	4/1/2025	—	—	8,421	5,160
Total		$75,804	$37,291	$76,552	$44,637

(1)
Only certain positions are on non-accrual status.

The following table shows the weighted average rate, spread over the reference rate of floating rate, fees of debt investments originated and restructured, and the weighted average rate of sales and payoffs of portfolio companies during the three months ended June 30, 2026.

Weighted average rate of new investment fundings and restructurings	8.98%
Weighted average spread over Reference Rate of new floating rate investment fundings and restructurings	5.33%
Weighted average OID fees of new investment funding and restructurings	1.16%
Weighted average rate of sales and payoffs of portfolio investments	10.15%

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

RESULTS OF OPERATIONS

Our operating results for the three and six months ended June 30, 2026 and June 30, 2025 were as follows (dollars in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Total investment income	$15,160	$17,268	$30,547	$35,342
Less: Net expenses	3,113	4,633	6,676	8,956
Net investment income (loss)	12,047	12,635	23,871	26,386
Net realized gains (losses)	54	(4,479)	(2,657)	(4,208)
Net change in unrealized gains (losses)	(4,243)	(1,319)	(10,419)	(4,750)
Increase (decrease) in net assets resulting from operations	$7,858	$6,837	$10,795	$17,428

Investment Income

Investment income for the three and six months ended June 30, 2026 and June 30, 2025, was driven by deployment of capital, interest income from our investments, and change in invested balance. The composition of our investment income for the three and six months ended June 30, 2026 and June 30, 2025 was as follows (dollars in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Investment income from non-controlled, non-affiliated investments:
Interest income	$14,654	$15,786	$29,019	$32,267
Paid in kind interest income	307	724	866	1,482
Fee income	199	476	364	1,148
Investment income from non-controlled, affiliated investments:
Interest income	—	36	—	72
Paid in kind interest income	—	246	298	373
Total investment income	$15,160	$17,268	$30,547	$35,342

Operating Expenses

The composition of our operating expenses for the three and six months ended June 30, 2026 and June 30, 2025 was as follows (dollars in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Incentive fees	$—	$398	$—	$795
Management fees, net	1,586	1,592	3,163	3,181
Interest expense	1,161	1,779	2,535	3,588
Professional fees	168	314	361	570
Directors' fees	24	23	45	44
Other general and administrative expenses	174	527	572	778
Net expenses	$3,113	$4,633	$6,676	$8,956

Net Realized Gains (Losses) and Net Change in Unrealized Gains (Losses) on Investments

Net realized gains (losses) and net change in unrealized gains (losses) on investments for the three and six months ended June 30, 2026 and June 30, 2025 were as follows (dollars in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Net realized gains (losses)
Non-controlled, non-affiliated investments	$54	$(4,479)	$(2,657)	$(4,208)
Total net realized gains (losses)	54	(4,479)	(2,657)	(4,208)
Net change in unrealized gains (losses) on investments
Non-controlled, non-affiliated investments	(996)	(738)	(7,819)	(3,777)
Non-controlled, affiliated investments	(3,247)	(581)	(2,600)	(973)
Total net change in unrealized gains (losses) on investments	(4,243)	(1,319)	(10,419)	(4,750)
Net realized and unrealized gains (losses)	$(4,189)	$(5,798)	$(13,076)	$(8,958)

Recent Developments

None.

Liquidity and Capital Resources

We generate cash from (1) drawing down capital in respect of Shares, (2) cash flows from investments and operations and (3) borrowings from banks or other lenders.

As of June 30, 2026, we are party to the Goldman Credit Facility, as described in Note 6—Borrowings.

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

Operating liquidity is our ability to meet our short-term liquidity needs. The following table presents our operating liquidity position as of June 30, 2026 and December 31, 2025:

	As of
	June 30, 2026	December 31, 2025
Cash and cash equivalents	$17,671	$6,349
Unfunded portfolio company commitments	(45,185)	(43,923)
Undrawn capital commitments	156,571	156,571
Outstanding principal on credit facility	(112,800)	(101,000)
Total operational liquidity	$16,257	$17,997

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

Distributions declared for the three and six months ended June 30, 2026, totaled approximately $11.3 million and $22.5 million, respectively. Distributions declared for the three and six months ended June 30, 2025, totaled approximately $12.9 million and $28.0 million, respectively.

The following tables reflect distributions, including dividends and returns of capital, if any, per share that have been declared by our Board for the six months ended June 30, 2026 and June 30, 2025:

Fiscal Year 2026	Date Declared	Record Date	Payment Date	Per Share Amount
First Quarter	March 30, 2026	March 30, 2026	March 31, 2026	$18.00
Second Quarter	June 26, 2026	June 26, 2026	June 29, 2026	$18.00

Fiscal Year 2025	Date Declared	Record Date	Payment Date	Per Share Amount
First Quarter	March 26, 2025	March 26, 2025	March 27, 2025	$26.00
Second Quarter	June 26, 2025	June 26, 2025	June 27, 2025	$22.00

We intend to distribute approximately all of our net investment income on a quarterly basis and substantially all of our taxable income on an annual basis, except that we may retain certain net capital gains for reinvestment in amounts sufficient to qualify and maintain our status as a RIC.

Borrowings

We are only allowed to borrow money such that our asset coverage, which, as defined in the 1940 Act, measures the ratio of total assets less total liabilities not represented by senior securities to total borrowings, equals at least 150% after such borrowing, with certain limited exceptions. At our organizational meeting on June 29, 2021, the Board approved a proposal that, effective June 29, 2021, permits us to reduce our asset coverage ratio to 150%. As a result, in addition to the foregoing 1940 Act restriction on leverage, we do not currently expect to borrow in excess of the lesser of 20% of our aggregate committed capital and $130.0 million. We may in the future, though, determine to utilize a greater amount of leverage, including for investment purposes. As of June 30, 2026 and December 31, 2025, we had $112.8 million and $101.0 million, respectively, par value of outstanding borrowings (net of deferred financing costs), including interest payable and our asset coverage ratio of total assets to total borrowings was 585.84% and 650.27%, respectively, compliant with the minimum asset coverage level of 150% generally required for a BDC by the 1940 Act.

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

The Goldman Credit Facility is uncommitted and matures on the earlier of (i) the date on which either the Company or lender provide written notice of termination to the other party and (ii) the date that is 30 days prior to the last date on which the Company may issue capital drawdowns to its investors. Under the Goldman Credit Facility, the Company is permitted to borrow up to the lesser of $130.0 million and the Borrowing Base. The Borrowing Base is based upon the unfunded capital commitments of certain subscribed investors in the Company that have been approved by Goldman Sachs and meet certain criteria. The advance rate for such investors is currently 90% but may be subject to modification. The Goldman Credit Facility contains certain customary affirmative and negative covenants and events of default. As of June 30, 2026, the Company was in compliance with all covenants under the Goldman Credit Facility.

The Goldman Credit Facility bears interest at a rate of Term SOFR plus 2.82% per annum.

Contractual Obligations

The following table shows our payment obligations for repayment of debt and other contractual obligations as of June 30, 2026 (dollars in thousands):

	Total Aggregate Borrowing Capacity(1)	Total Principal Outstanding
Goldman Credit Facility	$130,000	$112,800
Total	$130,000	$112,800

(1)
As of June 30, 2026, we had $17.2 million in unused borrowing capacity under the Goldman Credit Facility, subject to borrowing base limits.

The following table shows our payment obligations for repayment of debt and other contractual obligations as of December 31, 2025 (dollars in thousands):

	Total Aggregate Borrowing Capacity(1)	Total Principal Outstanding
Goldman Credit Facility	$130,000	$101,000
Total	$130,000	$101,000

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

Commitments

In the ordinary course of business, we may enter into future funding commitments. As of June 30, 2026 and December 31, 2025, we had unfunded commitments on revolving credit lines and delayed draw loans of $45.2 million and $43.9 million, respectively. We maintain sufficient financial resources to satisfy unfunded commitments, including cash on hand, undrawn capital commitments from our investors, and available borrowings to fund such unfunded commitments. Please refer to Note 7—Commitments and Contingencies in the notes to our consolidated financial statements for further detail of these unfunded commitments.

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

The income and market approaches were used in the determination of fair value of certain Level 3 assets as of June 30, 2026 and December 31, 2025. The significant unobservable inputs used in the income approach are the discount rate or market yield used to discount the estimated future cash flows expected to be received from the underlying investment, which include both future principal and interest payments and any other end of term fees, as applicable. Included in the consideration and selection of discount rates are factors such as risk of default, interest rate risk, and changes in credit quality. The significant unobservable inputs used in the market approach are based on market comparable transactions and market multiples of publicly traded comparable companies.

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

See “Portfolio Asset Quality” above for a summary of our non-accrual assets as of June 30, 2026 and December 31, 2025.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to certain financial market risks, such as interest rate fluctuations. Because we fund a portion of our investments with borrowings, our net investment income is affected by the difference between the rate at which we invest and the rate at which we borrow. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income. The U.S. Federal Reserve has adjusted benchmark interest rates several times in recent years, including periods of raising interest rates to address inflation, as well as rate cuts and periods where rates were held steady. A prolonged reduction in interest rates will reduce our gross investment income and could result in a decrease in our net investment income if such decreases in SOFR are not offset by a corresponding increase in the spread over SOFR that we earn on any portfolio investments, a decrease in our operating expenses, including with respect to our income incentive fee, or a decrease in the interest rate of our floating interest rate liabilities tied to SOFR. As of June 30, 2026, 99.58% of our debt investments at fair value represent floating-rate investments with a reference rate floor and 0.42% of our debt investments at fair value represent fixed-rate investments. Additionally, our Goldman Credit Facility is also subject to floating interest rates and are currently paid based on floating SOFR rates.

The following table estimates the potential changes in net cash flow generated from interest income and expenses, should interest rates increase by 100, 200 or 300 basis points, or decrease by 100, 200 or 300 basis points. Interest income is calculated as revenue from interest generated from our portfolio of investments held as of June 30, 2026. Interest expense is calculated based on the terms of our outstanding revolving credit facility and subscription line. For our Goldman Credit Facility, we use the outstanding balance as of June 30, 2026. Interest expense on this balance is calculated using the interest rate as of June 30, 2026, adjusted for the hypothetical changes in rates, as shown below.

Assuming that the interim and unaudited Consolidated Statements of Assets and Liabilities as of June 30, 2026, was to remain constant and that we took no actions to alter our interest rate sensitivity as of such date, the following table shows the annualized impact of hypothetical base rate changes in interest rates. Actual results could differ significantly from those estimated in the table.

Change in Interest Rates	Net Increase (Decrease) in Interest Income (in thousands)	Net Increase (Decrease) in Interest Expense (in thousands)	Net Increase (Decrease) in Net Investment Income (in thousands)
Down 100 basis points	$(6,401)	$(1,128)	$(5,273)
Down 200 basis points	(12,836)	(2,256)	(10,580)
Down 300 basis points	(17,747)	(3,384)	(14,363)
Up 100 basis points	6,869	1,128	5,741
Up 200 basis points	13,738	2,256	11,482
Up 300 basis points	20,607	3,384	17,223

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “1934 Act”) we evaluated, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the 1934 Act) as of June 30, 2026. Based on the foregoing evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of June 30, 2026, our disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level that we would meet our disclosure obligations.

Changes in internal control over financial reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the 1934 Act) that occurred during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We, and our wholly-owned direct subsidiaries, the Investment Adviser and the Administrator are not currently subject to any material legal proceedings as of June 30, 2026. From time to time, we and our wholly-owned direct subsidiaries, the Investment Adviser and the Administrator may be a party to certain legal proceedings incidental to the normal course of our business including the enforcement of our rights under contracts with our portfolio companies. While the outcome of these legal proceedings cannot be predicted with certainty, we do not expect that these proceedings will have a material effect upon our business, financial condition or results of operations.

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this Report, you should carefully consider the factors discussed in Item 1A. — Risk Factors in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025 (the “Annual Report”), which could materially affect our business, financial condition and/or operating results. The risks described in the Annual Report are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may materially affect our business, our structure, our financial condition, our investments and/or operating results. There have been no material changes during the six months ended June 30, 2026 to the risk factors discussed in Item 1A. Risk Factors in our Annual Report on Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Previously disclosed by the Company on its current reports on Form 8-K.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Rule 10b5-1 Trading Plans

During the fiscal quarter ended June 30, 2026, none of our directors or executive officers adopted or terminated any contract, instruction, or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

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

Commonwealth Credit Partners BDC I, Inc.

Date: August 11, 2026	By:	/s/ Robert O’Sullivan
	Name: Title:	Robert O’Sullivan Chief Executive Officer

Date: August 11, 2026	By:	/s/ Cecilio M. Rodriguez
	Name: Title:	Cecilio M. Rodriguez Chief Financial Officer

w