Form 10-Q
period 2026-09-30
Commonwealth Credit Partners BDC I, Inc.
filed 2026-11-12
CIK 1841514

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

There were 640,568 issued and outstanding shares of the issuer’s common stock, $.001 par value per share, on November 12, 2026.

Commonwealth Credit Partners BDC I, Inc.

Quarterly Report on Form 10-Q

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

COMMONWEALTH CREDIT PARTNERS BDC I, INC.

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

(amounts in thousands except share and per share data)

	September 30, 2026 (Unaudited)	December 31, 2025
Assets
Investments, at fair value:
Non-controlled, non-affiliated investments (amortized cost of $664,529 and $663,099, respectively)	$630,205	$639,852
Non-controlled, affiliated investments (amortized cost of $18,631 and $20,175, respectively)	579	8,203
Total investments, at fair value (amortized cost of $683,160 and $683,274, respectively)	630,784	648,055
Cash	2,431	932
Cash equivalents	1,741	5,417
Receivables:
Interest receivable	2,306	6,671
Principal payment receivable	116	1,466
Prepaid expenses and other assets	158	149
Total Assets	$637,536	$662,690

Liabilities
Credit facility (net of deferred financing costs of $0 and $0, respectively)	$79,500	$101,000
Payables:
Management fee payable (Note 4)	1,626	1,684
Interest payable	436	469
Incentive fee payable (Note 4)	—	405
Accrued other general and administrative expenses	1,159	777
Total Liabilities	$82,721	$104,335

Commitments and contingencies (Note 7)

Net Assets
Common Stock, $0.001 par value; 1,000,000 shares authorized; 640,568 and 623,337 shares issued and outstanding, respectively	$1	$1
Additional paid-in capital	621,346	606,188
Total distributable earnings (accumulated deficit)	(66,532)	(47,834)
Total Net Assets	$554,815	$558,355
Total Liabilities and Net Assets	$637,536	$662,690
Net Asset Value Per Share of Common Stock	$866.13	$895.75

The accompanying notes are an integral part of these consolidated financial statements.

COMMONWEALTH CREDIT PARTNERS BDC I, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(amounts in thousands except share and per share data)

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Income:
Investment income from non-controlled, non-affiliated investments:
Interest income	$14,925	$16,045	$43,944	$48,312
Paid in kind interest income	69	790	935	2,272
Fee income	277	159	641	1,307
Investment income from non-controlled, affiliated investments:
Interest income	—	—	—	72
Paid in kind interest income	—	256	298	629
Total Investment Income	15,271	17,250	45,818	52,592
Expenses:
Incentive fees	—	415	—	1,210
Management fees	1,627	1,675	4,790	4,856
Interest expense	1,372	1,602	3,907	5,190
Professional fees	188	150	549	720
Directors' fees	21	23	66	67
Other general and administrative expenses	430	536	1,002	1,314
Total Expenses	3,638	4,401	10,314	13,357
Net Investment Income (Loss)	11,633	12,849	35,504	39,235

Realized and unrealized gains (losses) on investments and foreign currency transactions
Net realized gains (losses):
Non-controlled, non-affiliated investments	—	—	(2,657)	(4,208)
Total net realized gains (losses)	—	—	(2,657)	(4,208)
Net change in unrealized gains (losses):
Non-controlled, non-affiliated investments	(3,258)	(4,111)	(11,077)	(7,888)
Non-controlled, affiliated investments	(3,479)	(2,004)	(6,079)	(2,977)
Total net change in unrealized gains (losses)	(6,737)	(6,115)	(17,156)	(10,865)
Total realized and unrealized gains (losses)	(6,737)	(6,115)	(19,813)	(15,073)
Increase (Decrease) in Net Assets Resulting from Operations	$4,896	$6,734	$15,691	$24,162

Per Share Common Stock Data:
Basic and diluted increase/(decrease) in net assets resulting from operations per share of Common Stock	$7.70	$10.92	$24.97	$40.63
Weighted Average Common Stock Outstanding - Basic and Diluted	636,184	616,731	628,341	594,755

The accompanying notes are an integral part of these consolidated financial statements.

COMMONWEALTH CREDIT PARTNERS BDC I, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

(amounts in thousands except share and per share data)

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Increase (Decrease) in Net Assets Resulting from Operations:
Net investment income (loss)	$11,633	$12,849	$35,504	$39,235
Net realized gains (losses) on investments	—	—	(2,657)	(4,208)
Net change in unrealized gains (losses) on investments	(6,737)	(6,115)	(17,156)	(10,865)
Increase (Decrease) in Net Assets Resulting from Operations	4,896	6,734	15,691	24,162

Decrease in Net Assets Resulting from Stockholder Distributions
Distributions from net investment income	(11,915)	(10,836)	(34,389)	(38,837)
Decrease in Net Assets Resulting from Stockholder Distributions	(11,915)	(10,836)	(34,389)	(38,837)

Increase in Net Assets Resulting from Capital Stock Transactions
Issuance of Common Stock	10,000	30,000	10,000	30,000
Reinvestment of distributions	1,787	1,625	5,158	5,825
Increase in Net Assets Resulting from Capital Stock Transactions	11,787	31,625	15,158	35,825
Total Increase (Decrease) in Net Assets	4,768	27,523	(3,540)	21,150
Net Assets, Beginning of Period	550,047	537,396	558,355	543,769
Net Assets, End of Period	$554,815	$564,919	$554,815	$564,919

The accompanying notes are an integral part of these consolidated financial statements.

COMMONWEALTH CREDIT PARTNERS BDC I, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

(Unaudited)

	For the Nine Months Ended September 30,
	2026	2025
Cash Flows from Operating Activities:
Increase (decrease) in net assets resulting from operations	$15,691	$24,162
Adjustments to reconcile increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Net realized (gains)/losses on investments	2,657	4,208
Net change in unrealized (gains)/losses on investments	17,156	10,865
Net accretion of discount on investments	(1,631)	(2,276)
Paid in kind interest income	(1,233)	(2,901)
Purchases of portfolio investments	(135,271)	(84,684)
Amortization of deferred financing costs	—	18
Sales/restructurings or repayments of portfolio investments	135,593	83,791
Increase/(decrease) in operating assets and liabilities:
(Increase)/decrease in interest receivable	4,365	1,125
(Increase)/decrease in principal payment receivable	1,350	(18,418)
(Increase)/decrease in prepaid expenses and other assets	(9)	59
Increase/(decrease) in management fees payable, net	(58)	53
Increase/(decrease) in interest payable	(33)	(128)
Increase/(decrease) in incentive fee payable, net	(405)	9
Increase/(decrease) in accrued other general and administrative expenses	382	310
Net cash provided by (used in) Operating Activities	38,554	16,193
Cash Flows provided by (used in) Financing Activities:
Borrowings on credit facility	133,900	80,900
Payments on credit facility	(155,400)	(94,100)
Distributions paid in cash	(29,231)	(33,012)
Proceeds from issuance of Common Stock	10,000	30,000
Net cash provided by (used in) Financing Activities	(40,731)	(16,212)
Net increase (decrease) in cash and cash equivalents	(2,177)	(19)
Cash and cash equivalents, beginning of period	6,349	5,334
Cash and cash equivalents, end of period	$4,172	$5,315

Supplemental and Non-Cash Information:
Interest paid during the period	$3,940	$5,318
Reinvestment of distributions during the period	$5,158	$5,825

The accompanying notes are an integral part of these consolidated financial statements.

COMMONWEALTH CREDIT PARTNERS BDC I, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

(amounts in thousands, except per share data)

September 30, 2026

(Unaudited)

Portfolio Company - Investment (3)(7)	Industry	Spread Above Index	Interest Rate (5)(9)	Maturity Date	Principal / Shares(13)	Amortized Cost	Fair Value	Percentage of Net Assets (2)
Debt Investments
First Lien Senior Secured
190 Octane Financing, LLC - Term Loan (11)	Consumer Services	SOFR + 5.50% (1.00% floor) + 2.25% PIK	11.70%	5/10/2027	$8,677	$8,242	$7,185	1.3%
190 Octane Financing, LLC - Delayed Draw Term Loan (11)	Consumer Services	SOFR + 5.50% (1.00% floor) + 2.25% PIK	11.70%	5/10/2027	5,016	4,813	4,154	0.7%
190 Octane Financing, LLC - Revolving Credit Line (4)(11)	Consumer Services	SOFR + 5.50% (1.00% floor) + 2.25% PIK	11.70%	5/10/2027	702	672	501	0.1%
Abea Acquisition, Inc. - Term Loan	Consumer Services	SOFR + 6.50% (1.00% floor)	10.50%	11/29/2027	8,922	8,916	8,743	1.6%
Abea Acquisition, Inc. - Delayed Draw Term Loan	Consumer Services	SOFR + 6.50% (1.00% floor)	10.50%	11/29/2027	1,120	1,119	1,097	0.2%
ACT Acquisition Intermediate Holdco, LLC - Term Loan	Media & Entertainment	SOFR + 9.00% (1.00% floor)	13.02%	12/4/2028	6,309	6,235	5,848	1.1%
ACT Acquisition Intermediate Holdco, LLC - Delayed Draw Term Loan	Media & Entertainment	SOFR + 9.00% (1.00% floor)	13.02%	12/4/2028	1,389	1,374	1,288	0.2%
ACT Acquisition Intermediate Holdco, LLC - Revolving Credit Line (4)	Media & Entertainment	SOFR + 9.00% (1.00% floor)	13.02%	12/4/2028	108	101	52	—%
AIDC IntermediateCo 2, LLC - Term Loan	Technology Hardware & Equipment	SOFR + 5.50% (1.00% floor)	9.40%	7/22/2027	27,648	27,520	27,427	4.9%
Allbridge, LLC - Term Loan	Telecommunication Services	SOFR + 5.50% (1.00% floor)	9.23%	6/5/2030	2,120	2,102	2,120	0.4%
Allbridge, LLC - Revolving Credit Line (4)	Telecommunication Services	SOFR + 5.50% (1.00% floor)	9.23%	6/5/2030	—	(2)	—	—%
Allied OMS Intermediate Company, LLC - Term Loan	Health Care Equipment & Services	SOFR + 5.25% (1.00% floor)	9.04%	12/12/2030	9,019	8,943	9,019	1.6%
Allied OMS Intermediate Company, LLC - Delayed Draw Term Loan (4)	Health Care Equipment & Services	SOFR + 5.25% (1.00% floor)	9.04%	12/12/2030	—	(13)	—	—%
Allied OMS Intermediate Company, LLC - Revolving Credit Line (4)	Health Care Equipment & Services	SOFR + 5.25% (1.00% floor)	9.04%	12/12/2030	—	(8)	—	—%
Aspire General Holding Company LLC - Term Loan	Insurance	SOFR + 6.00% (2.00% floor)	9.90%	8/1/2030	20,080	19,913	20,080	3.6%
Aspire General Holding Company LLC - Delayed Draw Term Loan (4)	Insurance	SOFR + 6.00% (2.00% floor)	9.90%	8/1/2030	—	(23)	—	—%
Aspire General Holding Company LLC - Revolving Credit Line (4)	Insurance	SOFR + 6.00% (2.00% floor)	9.90%	8/1/2030	—	(6)	—	—%
Atlas US Buyer, LLC - Term Loan	Financial Services	SOFR + 6.00% (0.75% floor) + 0.50% PIK	10.51%	12/31/2027	9,085	9,046	8,540	1.5%
Atlas US Buyer, LLC - Delayed Draw Term Loan	Financial Services	SOFR + 6.00% (0.75% floor) + 0.50% PIK	10.51%	12/31/2027	3,208	3,197	3,015	0.5%
Atlas US Buyer, LLC - Revolving Credit Line (4)	Financial Services	SOFR + 6.00% (0.75% floor) + 0.50% PIK	10.51%	12/31/2027	519	515	442	0.1%

COMMONWEALTH CREDIT PARTNERS BDC I, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS (CONTINUED)

(amounts in thousands, except per share data)

September 30, 2026

(Unaudited)

Portfolio Company - Investment (3)(7)	Industry	Spread Above Index	Interest Rate (5)(9)	Maturity Date	Principal / Shares(13)	Amortized Cost	Fair Value	Percentage of Net Assets (2)
Debt Investments
First Lien Senior Secured
Batteries Plus Holding Corporation - Term Loan	Technology Hardware & Equipment	SOFR + 6.75% (1.00% floor)	10.54%	6/27/2028	$16,005	$15,832	$16,005	2.9%
Batteries Plus Holding Corporation - Revolving Credit Line (4)	Technology Hardware & Equipment	SOFR + 6.75% (1.00% floor)	10.54%	6/27/2028	—	(19)	—	—%
BHP Management Holdings, LLC - Term Loan	Health Care Equipment & Services	SOFR + 5.00% (1.00% floor)	8.88%	10/27/2028	12,700	12,595	12,395	2.2%
BHP Management Holdings, LLC - Delayed Draw Term Loan	Health Care Equipment & Services	SOFR + 5.00% (1.00% floor)	8.88%	10/27/2028	7,333	7,269	7,157	1.3%
Billhighway, LLC - Term Loan	Software & Services	SOFR + 5.00% (1.00% floor)	8.90%	2/8/2029	3,347	3,320	3,346	0.6%
Billhighway, LLC - Delayed Draw Term Loan	Software & Services	SOFR + 5.00% (1.00% floor)	8.90%	2/8/2029	211	209	211	—%
Billhighway, LLC - Revolving Credit Line (4)	Software & Services	SOFR + 5.00% (1.00% floor)	8.90%	2/8/2029	—	(2)	—	—%
Cardiology Management Holdings, LLC - Term Loan	Health Care Equipment & Services	SOFR + 5.50% (1.00% floor)	9.72%	1/31/2029	6,996	6,934	6,996	1.3%
Cardiology Management Holdings, LLC - Delayed Draw Term Loan A	Health Care Equipment & Services	SOFR + 5.50% (1.00% floor)	9.72%	1/31/2029	4,938	4,894	4,938	0.9%
Cardiology Management Holdings, LLC - Delayed Draw Term Loan B	Health Care Equipment & Services	SOFR + 5.50% (1.00% floor)	9.72%	1/31/2029	4,835	4,783	4,835	0.9%
CAS Acquisition, LLC - Term Loan	Financial Services	SOFR + 6.00% (1.00% floor)	10.00%	4/2/2030	20,180	20,127	20,180	3.6%
CAS Acquisition, LLC - Revolving Credit Line (4)	Financial Services	SOFR + 6.00% (1.00% floor)	10.00%	4/2/2030	—	(2)	—	—%
CTM Group, Inc. - Term Loan	Media & Entertainment	SOFR + 6.75% (1.00% floor) + 0.75% PIK	11.50%	11/30/2026	19,471	19,447	18,010	3.2%
CTM Group, Inc. - Revolving Credit Line	Media & Entertainment	SOFR + 6.75% (1.00% floor) + 0.75% PIK	11.43%	11/30/2026	1,145	1,144	1,059	0.2%
Discovery SL Management, LLC - Delayed Draw Term Loan A	Health Care Equipment & Services	SOFR + 4.75% (1.00% floor)	8.65%	3/18/2030	426	423	426	0.1%
Discovery SL Management, LLC - Delayed Draw Term Loan B (4)	Health Care Equipment & Services	SOFR + 4.75% (1.00% floor)	8.65%	3/18/2030	1,399	1,386	1,399	0.3%
Discovery SL Management, LLC - Revolving Credit Line (4)	Health Care Equipment & Services	SOFR + 4.75% (1.00% floor)	8.65%	3/18/2030	—	(3)	—	—%
Discovery SL Management, LLC - Term Loan	Health Care Equipment & Services	SOFR + 4.75% (1.00% floor)	8.65%	3/18/2030	2,547	2,527	2,546	0.5%
Drive Assurance Corporation - Term Loan (1)	Insurance	SOFR + 7.00% (2.00% floor)	10.90%	7/10/2030	5,090	5,055	5,090	0.9%
Engineered Films Acquisition Inc. - Revolving Credit Line (4)	Capital Goods	SOFR + 5.25% (1.00% floor)	9.27%	4/30/2029	—	(22)	(18)	—%

COMMONWEALTH CREDIT PARTNERS BDC I, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS (CONTINUED)

(amounts in thousands, except per share data)

September 30, 2026

(Unaudited)

Portfolio Company - Investment (3)(7)	Industry	Spread Above Index	Interest Rate (5)(9)	Maturity Date	Principal / Shares(13)	Amortized Cost	Fair Value	Percentage of Net Assets (2)
Debt Investments
First Lien Senior Secured
Engineered Films Acquisition Inc. - Term Loan	Capital Goods	SOFR + 5.25% (1.00% floor)	9.27%	4/30/2029	$18,892	$18,815	$18,779	3.4%
EPS Operations, LLC - Term Loan	Media & Entertainment	SOFR + 7.00% (1.00% floor)	11.26%	2/24/2028	14,768	14,645	14,237	2.6%
EPS Operations, LLC - Revolving Credit Line (4)	Media & Entertainment	SOFR + 7.00% (1.00% floor)	11.26%	2/24/2028	1,553	1,540	1,489	0.3%
Fiesta Holdings, LLC - Term Loan B	Consumer Services	SOFR + 4.75% (1.00% floor)	8.51%	10/23/2029	6,041	5,996	6,041	1.1%
Hasa Acquisition, LLC - Delayed Draw Term Loan (4)(10)	Capital Goods	SOFR + 4.50% (1.00% floor)	8.23%	1/10/2029	464	445	464	0.1%
Hasa Acquisition, LLC - Revolving Credit Line (4)(10)	Capital Goods	SOFR + 4.50% (1.00% floor)	8.23%	1/10/2029	217	200	217	—%
Hasa Acquisition, LLC - Term Loan (10)	Capital Goods	SOFR + 4.50% (1.00% floor)	8.23%	1/10/2029	14,121	13,949	14,121	2.5%
Hasa Acquisition, LLC - Term Loan B (10)	Capital Goods	SOFR + 4.50% (1.00% floor)	8.23%	1/10/2029	983	974	983	0.2%
Heathos Advance, LLC - Term Loan (1)	Financial Services	SOFR + 6.00% (1.00% floor)	9.91%	9/19/2031	8,800	8,670	8,686	1.6%
Heathos Advance, LLC - Delayed Draw Term Loan (1)(4)	Financial Services	SOFR + 6.00% (1.00% floor)	9.91%	9/19/2031	—	(16)	(29)	—%
Hornblower Sub LLC - Revolving Credit Line (4)(10)	Transportation	SOFR + 5.50% (1.00% floor) + 1.50% PIK	10.75%	7/3/2029	—	(3)	(19)	—%
Hornblower Sub LLC - Term Loan (10)	Transportation	SOFR + 5.50% (1.00% floor) + 1.50% PIK	10.75%	7/3/2029	4,002	3,977	3,882	0.7%
Imperative Holdings Corporation - Term Loan (14)	Energy	SOFR + 5.50% (1.00% floor)	9.57%	7/31/2031	23,513	23,168	23,184	4.2%
Juvare, LLC - Delayed Draw Term Loan (4)	Software & Services	SOFR + 5.25% (0.50% floor)	9.00%	5/1/2031	—	—	(12)	—%
Juvare, LLC - Revolving Credit Line (4)	Software & Services	SOFR + 5.25% (0.50% floor)	9.00%	5/1/2031	1,354	1,348	1,334	0.2%
Juvare, LLC - Term Loan	Software & Services	SOFR + 5.25% (0.50% floor)	9.00%	5/1/2031	10,056	10,013	9,925	1.8%
Kemper Sports Management, LLC - Delayed Draw Term Loan	Consumer Services	SOFR + 4.50% (1.00% floor)	8.40%	10/11/2029	4,518	4,472	4,518	0.8%
Kemper Sports Management, LLC - Revolving Credit Line (4)	Consumer Services	SOFR + 4.50% (1.00% floor)	8.40%	10/11/2029	—	(25)	—	—%
Kemper Sports Management, LLC - Term Loan	Consumer Services	SOFR + 4.50% (1.00% floor)	8.40%	10/11/2029	18,619	18,414	18,619	3.4%
Kent Water Sports Holdings, LLC - Delayed Draw Term Loan First-Out (11)(12)	Consumer Durables & Apparel	SOFR + 10.00% (1.00% floor)	14.01%	10/18/2027	7,615	5,918	579	0.1%
Kent Water Sports Holdings, LLC - Delayed Draw Term Loan Last-Out (11)(12)	Consumer Durables & Apparel	SOFR + 13.50% (1.00% floor)	17.51%	10/18/2027	21,667	12,713	—	—%
KeyMe, LLC - Term Loan	Consumer Discretionary Distribution & Retail	SOFR + 5.25% (0.75% floor)	9.00%	5/4/2032	16,341	16,181	16,194	2.9%
KeyMe, LLC - Delayed Draw Term Loan (4)	Consumer Discretionary Distribution & Retail	SOFR + 5.25% (0.75% floor)	9.00%	5/4/2032	—	(12)	(22)	—%
KeyMe, LLC - Revolving Credit Line (4)	Consumer Discretionary Distribution & Retail	SOFR + 5.25% (0.75% floor)	9.00%	5/4/2032	—	(15)	(15)	—%
Lakewood Acquisition, LLC - Revolving Credit Line (4)	Consumer Durables & Apparel	SOFR + 6.00% (1.00% floor)	9.86%	1/24/2030	229	221	223	—%
Lakewood Acquisition, LLC - Term Loan	Consumer Durables & Apparel	SOFR + 6.00% (1.00% floor)	9.76%	1/24/2030	7,584	7,492	7,516	1.4%

COMMONWEALTH CREDIT PARTNERS BDC I, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS (CONTINUED)

(amounts in thousands, except per share data)

September 30, 2026

(Unaudited)

Portfolio Company - Investment (3)(7)	Industry	Spread Above Index	Interest Rate (5)(9)	Maturity Date	Principal / Shares(13)	Amortized Cost	Fair Value	Percentage of Net Assets (2)
Debt Investments
First Lien Senior Secured
MerchantWise Solutions, LLC - Delayed Draw Term Loan (11)	Software & Services	SOFR + 3.00% (0.75% floor) + 4.50% PIK	11.40%	6/1/2028	$2,507	$2,462	$1,820	0.3%
MerchantWise Solutions, LLC - Term Loan (11)	Software & Services	SOFR + 3.00% (0.75% floor) + 4.50% PIK	11.40%	6/1/2028	11,938	11,722	8,667	1.6%
Military Retail Solutions, LLC - Delayed Draw Term Loan (10)	Consumer Staples Distribution & Retail	SOFR + 5.25% (1.00% floor)	9.15%	6/28/2029	1,826	1,799	1,822	0.3%
Military Retail Solutions, LLC - Revolving Credit Line (4)(10)	Consumer Staples Distribution & Retail	SOFR + 5.25% (1.00% floor)	9.15%	6/28/2029	—	(10)	(4)	—%
Military Retail Solutions, LLC - Term Loan (10)	Consumer Staples Distribution & Retail	SOFR + 5.25% (1.00% floor)	9.15%	6/28/2029	14,641	14,460	14,583	2.6%
Narcote, LLC - Revolving Credit Line (1)(4)	Materials	SOFR + 7.00% (1.00% floor)	11.02%	3/30/2027	—	(2)	—	—%
Narcote, LLC - Term Loan A (1)	Materials	SOFR + 7.00% (1.00% floor)	11.02%	3/30/2027	2,594	2,587	2,594	0.5%
Narcote, LLC - Term Loan B (1)(8)	Materials	SOFR + 7.00% (1.00% floor)	11.02%	3/30/2027	4,323	4,312	4,323	0.8%
Narcote, LLC - Term Loan C (1)	Materials	SOFR + 7.00% (1.00% floor)	11.02%	3/30/2027	456	455	456	0.1%
National Debt Relief, LLC - Term Loan	Financial Services	SOFR + 5.00% (2.00% floor)	8.90%	6/24/2030	25,000	24,672	24,775	4.5%
Oak Dental Partners - Revolving Credit Line (4)	Health Care Equipment & Services	SOFR + 6.00% (2.00% floor)	10.34%	3/22/2028	344	338	340	0.1%
Oak Dental Partners - Term Loan	Health Care Equipment & Services	SOFR + 6.00% (2.00% floor)	10.34%	3/22/2028	16,596	16,442	16,513	3.0%
OAO Acquisitions, Inc. - Delayed Draw Term Loan	Capital Goods	SOFR + 5.00% (1.25% floor)	8.90%	12/27/2029	1,293	1,281	1,276	0.2%
OAO Acquisitions, Inc. - Revolving Credit Line (4)	Capital Goods	SOFR + 5.00% (1.25% floor)	8.90%	12/27/2029	—	(5)	(9)	—%
OAO Acquisitions, Inc. - Term Loan	Capital Goods	SOFR + 5.00% (1.25% floor)	8.90%	12/27/2029	6,148	6,097	6,068	1.1%
OneCare Media, LLC - Revolving Credit Line (4)(11)	Media & Entertainment	SOFR + 4.50% (1.00% floor)	8.50%	12/31/2027	—	(10)	(478)	(0.1)%
OneCare Media, LLC - Term Loan A (11)	Media & Entertainment	SOFR + 4.50% (1.00% floor)	8.50%	12/31/2027	11,101	9,215	2,498	0.5%
OneCare Media, LLC - Term Loan B (11)	Media & Entertainment	SOFR + 4.50% (1.00% floor)	8.50%	12/31/2027	2,481	2,044	558	0.1%
OneCare Media, LLC - Term Loan C (11)	Media & Entertainment	SOFR + 4.50% (1.00% floor)	8.50%	12/31/2027	1,551	1,282	349	0.1%
OneCare Media, LLC - Term Loan D (11)	Media & Entertainment	SOFR + 4.50% (1.00% floor)	8.50%	12/31/2027	943	778	212	—%

COMMONWEALTH CREDIT PARTNERS BDC I, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS (CONTINUED)

(amounts in thousands, except per share data)

September 30, 2026

(Unaudited)

Portfolio Company - Investment (3)(7)	Industry	Spread Above Index	Interest Rate (5)(9)	Maturity Date	Principal / Shares(13)	Amortized Cost	Fair Value	Percentage of Net Assets (2)
Debt Investments
First Lien Senior Secured
OpCo Borrower, LLC - Term Loan	Health Care Equipment & Services	SOFR + 5.25% (1.00% floor)	8.98%	5/8/2030	$5,196	$5,123	$5,160	0.9%
Pansophic Learning US, LLC - Delayed Draw Term Loan	Consumer Services	SOFR + 5.25% (1.00% floor)	9.16%	5/15/2029	1,666	1,644	1,666	0.3%
Pansophic Learning US, LLC - Revolving Credit Line (4)	Consumer Services	SOFR + 5.25% (1.00% floor)	9.16%	5/15/2029	—	(13)	—	—%
Pansophic Learning US, LLC - Term Loan	Consumer Services	SOFR + 5.25% (1.00% floor)	9.14%	5/15/2029	3,816	3,760	3,816	0.7%
Pansophic Learning US, LLC - Term Loan	Consumer Services	SOFR + 5.25% (1.00% floor)	9.16%	5/15/2029	13,320	13,140	13,320	2.4%
PDDS Holdco, Inc. - Revolving Credit Line (4)	Software & Services	SOFR + 5.75% (0.75% floor)	9.65%	9/30/2031	182	172	177	—%
PDDS Holdco, Inc. - Term Loan B	Software & Services	SOFR + 5.75% (0.75% floor)	9.57%	9/30/2031	7,820	7,751	7,789	1.4%
PJW Ultimate Holdings, LLC - Revolving Credit Line (4)	Consumer Services	SOFR + 5.50% (1.00% floor)	9.40%	11/16/2029	—	(17)	—	—%
PJW Ultimate Holdings, LLC - Term Loan B	Consumer Services	SOFR + 5.50% (1.00% floor)	9.40%	11/16/2029	13,406	13,330	13,406	2.4%
Rau Group Holdings - Revolving Credit Line (4)	Consumer Durables & Apparel	SOFR + 5.50% (1.00% floor)	9.23%	7/2/2031	-	(31)	(26)	-%
Rau Group Holdings - Term Loan	Consumer Durables & Apparel	SOFR + 5.50% (1.00% floor)	9.23%	7/2/2031	9,773	9,631	9,656	1.7%
Rushmore Intermediate II, LLC - Delayed Draw Term Loan	Health Care Equipment & Services	SOFR + 7.00% (1.00% floor)	11.22%	11/1/2027	1,246	1,240	1,183	0.2%
Rushmore Intermediate II, LLC - Delayed Draw Term Loan 2nd Amend	Health Care Equipment & Services	SOFR + 7.00% (1.00% floor)	11.22%	11/1/2027	1,155	1,143	1,096	0.2%
Rushmore Intermediate II, LLC - Delayed Draw Term Loan 4th Amend	Health Care Equipment & Services	SOFR + 7.00% (1.00% floor)	11.22%	11/1/2027	483	479	458	0.1%
Rushmore Intermediate II, LLC - Revolving Credit Line (4)	Health Care Equipment & Services	SOFR + 7.00% (1.00% floor)	11.22%	11/1/2027	1,337	1,332	1,269	0.2%
Rushmore Intermediate II, LLC - Term Loan	Health Care Equipment & Services	SOFR + 7.00% (1.00% floor)	11.22%	11/1/2027	11,945	11,891	11,336	2.0%
Rushmore Intermediate II, LLC - Term Loan B	Health Care Equipment & Services	SOFR + 7.00% (1.00% floor)	11.22%	11/1/2027	1,111	1,102	1,054	0.2%
S4T Holdings Corp. - Delayed Draw Term Loan (4)	Consumer Services	SOFR + 5.25% (1.00% floor)	9.16%	6/30/2032	-	(64)	(125)	-%
S4T Holdings Corp. - Term Loan	Consumer Services	SOFR + 5.25% (1.00% floor)	9.16%	6/30/2032	21,296	20,983	20,998	3.8%
Sarasota US Intermediate, Inc. - Term Loan	Consumer Services	SOFR + 4.75% (1.00% floor)	8.82%	12/15/2031	19,354	19,134	19,296	3.5%
Select Rehabilitation, LLC - Term Loan A	Health Care Equipment & Services	SOFR + 5.00% (5.00% floor)	10.00%	12/29/2028	6,175	6,175	6,175	1.1%
Select Rehabilitation, LLC - Term Loan B (11)	Health Care Equipment & Services	Fixed 7.50% PIK	7.50%	12/29/2028	13,961	6,088	2,680	0.5%

COMMONWEALTH CREDIT PARTNERS BDC I, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS (CONTINUED)

(amounts in thousands, except per share data)

September 30, 2026

(Unaudited)

Portfolio Company - Investment (3)(7)	Industry	Spread Above Index	Interest Rate (5)(9)	Maturity Date	Principal / Shares(13)	Amortized Cost	Fair Value	Percentage of Net Assets (2)
Debt Investments
First Lien Senior Secured
Senior Support Holdings (Franchise) Acquisition, Inc. - Delayed Draw Term Loan	Health Care Equipment & Services	SOFR + 5.25% (1.00% floor)	9.00%	3/20/2030	$1,816	$1,790	$1,816	0.3%
Senior Support Holdings (Franchise) Acquisition, Inc. - Term Loan	Health Care Equipment & Services	SOFR + 5.25% (1.00% floor)	9.29%	3/20/2030	4,183	4,129	4,183	0.8%
Spartan CP, LLC - Term Loan	Consumer Services	SOFR + 5.75% (1.00% floor)	9.65%	6/28/2029	5,393	5,390	5,382	1.0%
Spartan CP, LLC - Delayed Draw Term Loan	Consumer Services	SOFR + 5.75% (1.00% floor)	9.65%	6/28/2029	2,461	2,429	2,456	0.4%
Spartan CP, LLC - Revolving Credit Line (4)	Consumer Services	SOFR + 5.75% (1.00% floor)	9.65%	6/28/2029	301	295	300	0.1%
The Mutual Group LLC - Revolving Credit Line (4)	Insurance	SOFR + 5.75% (1.00% floor)	9.59%	1/31/2030	—	(2)	—	—%
The Mutual Group LLC - Term Loan	Insurance	SOFR + 5.75% (1.00% floor)	9.59%	1/31/2030	3,369	3,335	3,369	0.6%
Total Fleet Buyer, LLC - Revolving Credit Line (4)	Capital Goods	SOFR + 4.50% (1.00% floor)	8.44%	7/12/2030	—	(15)	—	—%
Total Fleet Buyer, LLC - Term Loan	Capital Goods	SOFR + 4.50% (1.00% floor)	8.44%	7/12/2030	6,739	6,658	6,739	1.2%
Total Fleet Buyer, LLC - Term Loan B	Capital Goods	SOFR + 4.50% (1.00% floor)	8.44%	7/12/2030	1,540	1,519	1,540	0.3%
VardimanBlack Holdings, LLC - Delayed Draw Term Loan	Health Care Equipment & Services	SOFR + 7.00% (0.50% floor)	10.75%	3/18/2027	2,601	2,588	2,831	0.5%
VardimanBlack Holdings, LLC - Term Loan (11)	Health Care Equipment & Services	SOFR + 7.00% (0.50% floor)	10.75%	3/18/2027	23,389	19,284	11,227	2.0%
West Creek Financial SPV- Debt Facility VI, LLC - Delayed Draw Term Loan (1)	Financial Services	SOFR + 5.25% (1.00% floor)	9.15%	11/19/2029	1,733	1,712	1,717	0.3%
West Creek Financial SPV- Debt Facility VI, LLC - Revolving Credit Line (1)(4)	Financial Services	SOFR + 5.25% (1.00% floor)	9.15%	11/19/2029	1,666	1,639	1,642	0.3%
West Creek Financial SPV- Debt Facility VI, LLC - Delayed Draw Term Loan B (1)(4)	Financial Services	SOFR + 5.25% (1.00% floor)	9.15%	11/19/2029	—	(22)	(26)	—%
West Creek Financial SPV- Debt Facility VI, LLC - Term Loan (1)	Financial Services	SOFR + 5.25% (1.00% floor)	9.15%	11/19/2029	5,101	5,040	5,056	0.9%
West Creek Financial SPV- Debt Facility VI, LLC - Term Loan B (1)	Financial Services	SOFR + 5.25% (1.00% floor)	9.15%	11/19/2029	456	452	452	0.1%
Whitestone Home Furnishings, LLC - Term Loan	Consumer Durables & Apparel	SOFR + 5.50% (1.00% floor)	9.50%	9/30/2027	12,961	12,952	12,961	2.3%
Whitestone Home Furnishings, LLC - Term Loan B	Consumer Durables & Apparel	SOFR + 5.50% (1.00% floor)	9.40%	9/30/2027	1,578	1,564	1,578	0.3%
Whitestone Home Furnishings, LLC - Revolving Credit Line (4)	Consumer Durables & Apparel	SOFR + 5.50% (1.00% floor)	9.40%	9/30/2027	—	(4)	—	—%
Total First Lien Senior Secured					704,153	672,278	624,950	112.7%
Total Debt Investments					$704,153	$672,278	$624,950	112.7%

COMMONWEALTH CREDIT PARTNERS BDC I, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS (CONTINUED)

(amounts in thousands, except per share data)

September 30, 2026

(Unaudited)

Portfolio Company - Investment (3)(7)	Industry	Spread Above Index	Interest Rate (5)(9)	Maturity Date	Principal / Shares(13)	Amortized Cost	Fair Value	Percentage of Net Assets (2)
Membership Interest Investments (6)(15)
Preferred Membership Interest
Allied OMS Intermediate Company, LLC - Preferred Units	Health Care Equipment & Services	NA	NA	NA	13,570	$885	$947	0.2%
Atlas US Holdings, LP - Class X Preferred Units	Financial Services	15.00% PIK	15.00%	NA	285,441	394	—	—%
Atlas US Holdings, LP - Class B-2 Units	Financial Services	NA	NA	NA	857,787	873	—	—%
EEP-EPS Fund I-A, LP - Series A-1 Preferred Units	Media & Entertainment	NA	NA	NA	887,237	887	53	—%
Sea-K Investors, LLC - Class A Units (10)(12)	Consumer Durables & Apparel	NA	NA	NA	3,495	—	—	—%
VardimanBlack Holdings, LLC - Preferred Equity (10)(11)	Health Care Equipment & Services	6.00% PIK	6.00%	NA	9,268,770	2,908	—	—%
Total Preferred Membership Interest						5,947	1,000	0.2%
Common Membership Interest
190 Octane Holdings, LLC - Series A-1 units (10)	Consumer Services	NA	NA	NA	223,551	377	—	—%
Cardiology Partners Co., L.P. - Class O2 Units	Health Care Equipment & Services	NA	NA	NA	142,509	143	137	—%
CTM Acquisition, LLC - Class A Units	Media & Entertainment	NA	NA	NA	664,865	665	—	—%
Firebirds Intermediate Holdings I, LLC - Class A Units	Consumer Services	NA	NA	NA	590,012	590	549	0.1%
Firebirds Intermediate Holdings I, LLC - Class B Units	Consumer Services	NA	NA	NA	590,012	—	—	—%
Kemper Sports Management Holdings, LLC Equity (10)	Consumer Services	NA	NA	NA	420,992	421	1,410	0.3%
Oak Dental Partners Holding Company, LLC - Class C Units (10)	Health Care Equipment & Services	NA	NA	NA	53	344	526	0.1%
Oak Dental Partners Holding Company, LLC - Class D Units (10)	Health Care Equipment & Services	NA	NA	NA	19	19	31	—%
Rushmore Lender Co-Invest Blocker, LLC - Common Stock	Health Care Equipment & Services	NA	NA	NA	676,823	719	203	—%
Sarasota US Intermediate, Inc. - Class A	Consumer Services	NA	NA	NA	312,000	312	306	0.1%
SDB Partners Holdco, LLC - Class A (10)	Health Care Equipment & Services	NA	NA	NA	19,103,095	—	—	—%
Sea-K Investors, LLC - Common Stock (10)(12)	Consumer Durables & Apparel	NA	NA	NA	97	—	—	—%
Senior Support Holdings, LP - Class A-1 (10)	Health Care Equipment & Services	NA	NA	NA	449	445	578	0.1%
Senior Support Holdings, LP - Class B (10)	Health Care Equipment & Services	NA	NA	NA	449	—	233	—%
TVG OCM III (FT) Blocker, LLC - Class B Units	Media & Entertainment	NA	NA	NA	2,610	743	—	—%
TVG OCM III (FT) Blocker, LLC - Class L Units	Media & Entertainment	NA	NA	NA	13,965	—	—	—%

COMMONWEALTH CREDIT PARTNERS BDC I, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS (CONTINUED)

(amounts in thousands, except per share data)

September 30, 2026

(Unaudited)

Portfolio Company - Investment (3)(7)	Industry	Spread Above Index	Interest Rate (5)(9)	Maturity Date	Principal / Shares(13)	Amortized Cost	Fair Value	Percentage of Net Assets (2)
Membership Interest Investments (6)(15)
Common Membership Interest
Vistria ESS Holdings, LLC - Equity Units	Commercial & Professional Services	NA	NA	NA	326	$157	$861	0.2%
Total Common Membership Interest						4,935	4,834	0.9%
Total Membership Interest						10,882	5,834	1.1%
Total Investments						$683,160	$630,784	113.8%
Cash Equivalents
First American Government Obligations Fund - X Class, 3.65% dividend yield	Cash Equivalents	NA	NA	NA	1,741	1,741	1,741	0.3%
Total Cash Equivalents						1,741	1,741	0.3%
Total Investments and Cash Equivalents						$684,901	$632,525	114.1%
Liabilities in Excess of Other Assets							$(77,710)	(14.1)%
Net Assets							$554,815	100.0%

COMMONWEALTH CREDIT PARTNERS BDC I, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS (CONTINUED)

(amounts in thousands, except per share data)

September 30, 2026

(Unaudited)

(1)
The Company deemed this asset to be a “non-qualifying asset” under Section 55(a) of the Investment Company Act of 1940, as amended (the “1940 Act”). Qualifying assets must represent at least 70.0% of the Company’s total assets at the time of acquisition of any additional non-qualifying assets. As of September 30, 2026, 4.71% of the Company’s total assets are represented by investments at fair value that are considered non-qualifying assets.
(2)
Percentages are based on net assets as of September 30, 2026.
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
(5)
The majority of the investments bear interest at a rate that may be determined by reference to Secured Overnight Financing Rate (“SOFR”) and which reset monthly, quarterly, semiannually, or annually. For each, the Company has provided the spread over the reference rate and the current interest rate in effect at the reporting date. As of September 30, 2026, the reference rates for the Company’s variable rate loans were the 1-month SOFR at 3.68%, the 3-month SOFR at 4.08%, and the 6-month SOFR at 4.27%. Certain investments are subject to an interest rate floor. For fixed rate loans, a spread above a reference rate is not applicable.
(6)
Equity and member interests are non-income-producing unless otherwise noted.
(7)
All investments domiciled in the United States unless otherwise noted.
(8)
Domiciled in Canada.
(9)
Positions that have a SOFR reference rate, from time to time have an additional spread adjustment. This spread adjustment ranges from 0.03% - 0.21% depending on the contractual arrangement. These spread adjustments have been included in the all-in rate shown.
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
(14)
Investment is a unitranche loan.
(15)
Security acquired in transaction exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), and may be deemed to be “restricted security” under the Securities Act. As of September 30, 2026, the aggregate fair value of these securities is $5,834, or 1.05% of the Company’s net assets. The initial acquisition dates of the restricted securities are as follows:

COMMONWEALTH CREDIT PARTNERS BDC I, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS (CONTINUED)

(amounts in thousands, except per share data)

September 30, 2026

(Unaudited)

Portfolio Company — Investment(15)	Initial Acquisition Date
190 Octane Holdings, LLC - Series A-1 units	July 1, 2022
Allied OMS Intermediate Company, LLC - Preferred Units	June 9, 2025
Atlas US Holdings, LP - Class B-2 Units	May 4, 2022
Atlas US Holdings, LP - Class X Preferred Units	May 17, 2023
Oak Dental Partners Holding Company, LLC - Class C Units	March 23, 2023
Cardiology Partners Co., L.P. - Class O2 Units	January 31, 2023
Sarasota US Intermediate, Inc. - Class A	April 21, 2026
SDB Partners Holdco, LLC - Class A	March 29, 2024
VardimanBlack Holdings, LLC - Preferred Equity	March 29, 2024
CTM Acquisition, LLC - Class A Units	February 28, 2023
EEP-EPS Fund I-A, LP - Series A-1 Preferred Units	February 24, 2023
Firebirds Intermediate Holdings I, LLC - Class A Units	March 22, 2023
Firebirds Intermediate Holdings I, LLC - Class B Units	March 22, 2023
Kemper Sports Management Holdings, LLC Equity	January 12, 2023
Sea-K Investors, LLC - Common Stock	November 6, 2023
Sea-K Investors, LLC - Class A Units	November 6, 2023
Oak Dental Partners Holding Company, LLC - Class D Units	October 15, 2025
TVG OCM III (FT) Blocker, LLC - Class B Units	September 29, 2021
TVG OCM III (FT) Blocker, LLC - Class L Units	November 6, 2025
Rushmore Lender Co-Invest Blocker, LLC - Common Stock	November 1, 2021
Vistria ESS Holdings, LLC - Equity Units	December 27, 2021
Senior Support Holdings, LP - Class A-1	March 20, 2024
Senior Support Holdings, LP - Class B	March 20, 2024

The following table shows the portfolio composition by industry grouping based on fair value at September 30, 2026:

Industry	Investments and Cash Equivalents at Fair Value	Percentage of Total Portfolio
Consumer Services	$133,638	21.1%
Health Care Equipment & Services	119,687	18.9%
Financial Services	74,450	11.8%
Capital Goods	50,160	7.9%
Media & Entertainment	45,175	7.1%
Technology Hardware & Equipment	43,432	6.9%
Software & Services	33,257	5.3%
Consumer Durables & Apparel	32,487	5.1%
Insurance	28,539	4.5%
Energy	23,184	3.7%
Consumer Staples Distribution & Retail	16,401	2.6%
Consumer Discretionary Distribution & Retail	16,157	2.6%
Materials	7,373	1.2%
Transportation	3,863	0.6%
Telecommunication Services	2,120	0.3%
Cash Equivalents	1,741	0.3%
Commercial & Professional Services	861	0.1%
	$632,525	100.0%

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

(1)
The Company reclassified certain industry groupings of its portfolio companies presented in the consolidated financial statements as of December 31, 2025, to align with Global Industry Classification Standards (“GICS”), where applicable. These reclassifications had no impact on the Consolidated Statements of Assets and Liabilities as of December 31, 2025.

The accompanying notes are an integral part of these consolidated financial statements.

COMMONWEALTH CREDIT PARTNERS BDC I, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts, percentages, and as otherwise indicated)

September 30, 2026

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

Investment Classification

The Company classifies its investments in accordance with the requirements of the 1940 Act. Under the 1940 Act, “Control” is defined as the power to exercise a controlling influence over the management or policies of a company, unless such power is solely the result of an official position with such company. In addition, in accordance with Section 2(a)(9) of the 1940 Act, any person who owns beneficially, either directly or through one or more controlled companies, more than 25% of the voting securities of a company shall be presumed to control such company. Any person who does not so own more than 25% of the voting securities of any company and/or does not have the power to exercise control over the management or policies of such portfolio company shall be presumed not to control such company. Consistent with the 1940 Act, “affiliated investments” are defined as those investments in companies in which the Company owns 5% or more of the voting securities. Consistent with the 1940 Act, “non-affiliated investments” are defined as investments that are neither control investments nor affiliated investments. As of September 30, 2026 and as of December 31, 2025, the Company did not “control” and was not an “affiliated person” of any of its portfolio companies, each as defined in the 1940 Act, except as noted as of September 30, 2026 and December 31, 2025 in the consolidated schedules of investments.

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

The Company considers all highly liquid investments with a maturity of three months or less, when acquired, to be cash equivalents. As of September 30, 2026 and December 31, 2025, the Company held cash equivalents in the form of money market fund shares held in First American Government Obligations Fund and other cash equivalents with a fair value of $1.74 million and $5.42 million, respectively, representing 0.31% and 0.97%, respectively, of the Company’s net assets. Cash equivalents in the form of money market fund shares are valued at their reported net asset value (generally $1 per share) on the measurement date, and are categorized within Level 1 of the fair value hierarchy under ASC 820, as inputs in the valuation are observable.

Organizational Expenses and Offering Costs

The Company bore the organizational expenses incurred in connection with its formation and will bear offering costs incurred in connection with the offering of its Shares, including the out-of-pocket expenses of the Investment Adviser and its agents and affiliates. In addition, the Company will reimburse the Investment Adviser for the organizational expenses and offering costs it incurs on the Company’s behalf. For the period from the Inception Date through September 30, 2026, the Company had incurred $0.47 million of organizational costs. If actual organizational expenses and offering costs incurred exceed $0.75 million, the Investment Adviser or its affiliates will bear the excess costs.

Organizational expenses consist of costs incurred to establish the Company and enable it to legally do business. Organizational costs are expensed as incurred. Offering costs consist of costs incurred in connection with the offering of Shares of the Company. Offering costs are capitalized as a deferred charge and amortized to expense on a straight-line basis over 12 months from the Inception Date. There were no organizational or offering costs incurred during the three and nine months ended September 30, 2026 and September 30, 2025. As of September 30, 2026 and December 31, 2025, no offering costs were deferred.

Deferred Financing Costs

Financing costs incurred in connection with the Company’s credit facilities are capitalized and amortized into expense using the straight-line method, which approximates the effective yield method over the life of the respective facility. See Note 6 – Borrowings.

Revenue Recognition

Interest Income

Interest income, adjusted for amortization of premium and accretion of discount, is recorded on an accrual basis. Discount and premium on investments purchased are accreted/amortized over the expected life of the respective investment using the effective yield method. Loan origination fees, original issue discount (“OID”) and market discounts or premiums are capitalized/deferred and amortized/accreted into interest income using the effective interest method. Upon prepayment of a loan or debt security, any prepayment premiums, unamortized upfront loan origination fees and unamortized discounts are recorded as interest income. The Company may have loans in its portfolio that contain a PIK interest provision. PIK interest is accrued and recorded as income at the contractual rates, if deemed collectible. The PIK interest is added to the principal balance on the capitalization date and is generally due at maturity or when redeemed by the issuer. For the three months ended September 30, 2026 and September 30, 2025, the Company recognized PIK interest from investments of $0.1 million and $1.0 million, respectively, which is included in “Paid in Kind Interest Income” on the Consolidated Statements of Operations. For the nine months ended September 30, 2026 and September 30, 2025, the Company recognized PIK interest from investments of $1.2 million and $2.9 million, respectively, which is included in “Paid in Kind Interest Income” on the Consolidated Statements of Operations.

Fee Income

Fee income, such as structuring fees, loan monitoring, amendment, syndication, commitment, termination, and other loan fees, is recognized as income when earned, either upon receipt or amortized into fee income. Upon the re-payment of a loan or debt security, any prepayment penalties and unamortized loan fees are recorded as fee income.

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

Income Taxes

The Company has elected to be treated for federal income tax purposes, and intends to qualify annually, as a RIC under Subchapter M of the Code and intends to operate in a manner so as to qualify for the tax treatment applicable to RICs. Generally, a corporation can qualify as a RIC if it distributes dividends for federal income tax purposes to stockholders in an amount generally equal to at least 90.0% of “investment company taxable income,” as defined in the Code, and determined without regard to any deduction for dividends paid. Distributions declared prior to the filing of the previous year’s tax return and paid up to twelve months after the previous tax year can be carried back to the prior tax year in determining the distributions paid in such tax year. The tax character of distributions is determined based on the total amount of taxable income for the full tax year and cannot be confirmed until after the close of the tax year. Accordingly, the tax character of the Company’s distributions as reported in the consolidated statements of changes in net assets may be re-characterized later based on taxable income for the full tax year. The Company intends to make sufficient distributions to maintain its ability to be subject to be taxed as a RIC each year. The Company will be subject to a 4.0% nondeductible U.S. federal excise tax on certain undistributed income unless the Company distributes, in a timely manner as required by the Code, an amount at least equal to the sum of (1) 98.0% of its respective net ordinary income earned for the calendar year and (2) 98.2% of its respective capital gain net income for the one-year period ending October 31 in the calendar year, plus any net ordinary income or capital gain net income not distributed in previous years.

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

The Company operates through a single operating and reporting segment with an investment objective to generate current income and capital appreciation primarily by investing in middle-market companies. The chief operating decision maker (the “CODM”) is comprised of the Company’s chief executive officer and chief financial officer. The CODM assesses the performance and makes operating decisions for the Company primarily based on the Company’s change in net assets resulting from operations. In addition to other factors and metrics, the CODM utilizes the Company’s net assets, total return, and ratios of expenses to average net assets as key metrics in reviewing the performance of the Company. As the Company’s operations comprise a single reporting segment, the segment assets are reflected on the accompanying Consolidated Statement of Assets and Liabilities as “total assets” and the significant segment expenses are listed on the Consolidated Statement of Operations as total expenses.

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

The following table presents fair value measurements of investments and cash equivalents, by major class, as of September 30, 2026, according to the fair value hierarchy:

	Fair Value Measurements
	Level 1	Level 2	Level 3	Totals
First Lien Senior Secured	$—	$—	$624,950	$624,950
Equity	—	—	5,834	5,834
Cash Equivalents	1,741	—	—	1,741
Total	$1,741	$—	$630,784	$632,525

The following table presents fair value measurements of investments and cash equivalents, by major class, as of December 31, 2025, according to the fair value hierarchy:

	Fair Value Measurements
	Level 1	Level 2	Level 3	Totals
First Lien Senior Secured	$—	$—	$642,624	$642,624
Equity	—	—	5,431	5,431
Cash Equivalents	5,417	—	—	5,417
Total	$5,417	$—	$648,055	$653,472

The following table provides a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the nine months ended September 30, 2026:

	First Lien Senior Secured	Equity	Total
Balance as of December 31, 2025	$642,624	$5,431	$648,055
Purchases and other adjustments to cost	135,893	611	136,504
Sales, repayments and restructurings	(135,593)	—	(135,593)
Net realized gain/ (loss) on investments	(2,657)	—	(2,657)
Net change in unrealized gain/ (loss) on investments	(16,948)	(208)	(17,156)
Net accretion of discount on investments	1,631	—	1,631
Balance as of September 30, 2026	$624,950	$5,834	$630,784
Net change in unrealized gain/loss for the period relating to those Level 3 assets that were still held by the Company at the end of the period:	$(19,563)	$(215)	$(19,778)

The following table provides a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the nine months ended September 30, 2025:

	First Lien Senior Secured	Equity	Total
Balance as of December 31, 2024	$635,952	$8,259	$644,211
Purchases and other adjustments to cost	86,776	809	87,585
Sales, repayments and restructurings	(83,162)	(629)	(83,791)
Net realized gain/ (loss) on investments	(4,478)	270	(4,208)
Net change in unrealized gain/ (loss) on investments	(8,476)	(2,389)	(10,865)
Net accretion of discount on investments	2,276	—	2,276
Balance as of September 30, 2025	$628,888	$6,320	$635,208
Net change in unrealized gain/loss for the period relating to those Level 3 assets that were still held by the Company at the end of the period:	$(11,664)	$(2,389)	$(14,053)

Purchases represent the acquisition of new investments at cost and PIK capitalization. Sales and repayments represent principal payments received during the period. For the nine months ended September 30, 2026 and September 30, 2025, there were no transfers between levels of the fair value hierarchy.

Significant Unobservable Inputs

The following table summarizes the significant unobservable inputs used to value Level 3 investments as of September 30, 2026. The table is not intended to be all-inclusive, but instead identifies the significant unobservable inputs relevant to the determination of fair values.

				Selected Input Range
Asset Category	Fair Value	Primary Valuation Technique	Unobservable Inputs	Minimum	Maximum	Weighted Average (a)	Valuation from an Increase in Input (b)
First Lien Senior Secured	$528,252	Discounted Cash Flow	Discount Rate	8.7%	21.0%	11.0%	Decrease
Equity	557	Discounted Cash Flow	Discount Rate	28.4%	28.4%	28.4%	Decrease
First Lien Senior Secured	41,940	Market Comparables	EBITDA Multiple	6.3x	11.0x	8.4x	Increase
Equity	5,074	Market Comparables	EBITDA Multiple	6.8x	14.3x	12.6x	Increase
First Lien Senior Secured	13,627	Market Comparables	Revenue Multiple	0.7x	1.9x	1.6x	Increase
Equity	203	Market Comparables	Revenue Multiple	0.7x	1.5x	1.5x	Increase
First Lien Senior Secured	41,131	Recent Transactions	Recent Transactions	NA	NA	NA	Increase
Total	$630,784

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

There were no significant changes in valuation approach or technique as of September 30, 2026 and December 31, 2025.

Level 3 inputs to the valuation methodology are unobservable and significant to overall fair value measurement. The inputs into the determination of fair value require significant management judgment or estimation. Financial instruments that are included in this category include investments in privately held entities where the fair value is based on unobservable inputs.

The income and market approaches were used in the determination of fair value of certain Level 3 assets as of September 30, 2026 and December 31, 2025. The significant unobservable inputs used in the income approach are the discount rate or market yield used to discount the estimated future cash flows expected to be received from the underlying investment, which include both future principal and interest payments and any other end of term fees, as applicable. Included in the consideration and selection of discount rates are factors such as risk of default, interest rate risk, and changes in credit quality. The significant unobservable inputs used in the market approach are based on market comparable transactions and market multiples of publicly traded comparable companies. Increases or decreases in the valuation multiples in isolation may result in higher or lower fair value measurement, respectively, and increases or decreases in the discount rate in isolation may result in lower or higher fair value measurement, respectively.

As of September 30, 2026 and December 31, 2025, the Company had six and six portfolio companies on non-accrual status, respectively. Refer to Note 2 – Summary of Significant Accounting Policies for additional details regarding the Company’s non-accrual policy. The following table shows the amortized cost and fair value of the Company’s performing and non-accrual investments as of September 30, 2026 and December 31, 2025:

	September 30, 2026				December 31, 2025
	Amortized Cost	Percentage of Investments at Amortized Cost	Fair Value	Percentage of Investments at Fair Value	Amortized Cost	Percentage of Investments at Amortized Cost	Fair Value	Percentage of Investments at Fair Value
Performing	$595,029	87.1%	$590,832	93.7%	$606,722	88.8%	$603,418	93.1%
Non-accrual	88,131	12.9%	39,952	6.3%	76,552	11.2%	44,637	6.9%
Total	$683,160	100.0%	$630,784	100.0%	$683,274	100.0%	$648,055	100.0%

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

The table set forth below shows the following quarterly fee percentages shall be payable with respect to the Company’s Target Adjusted Average Assets through the end of the Investment Period:

Quarter Ending	Quarter	Target Adjusted Average Assets Invested ($ in millions) [1]	Quarterly Management Fee Percentage	Quarterly Dollar Amount ($ in millions) [2]
September 30, 2021	1	$80	1%	$0.20
December 31, 2021	2	$160	1%	$0.40
March 31, 2022	3	$240	1%	$0.60
June 30, 2022	4	$320	1%	$0.80
September 30, 2022	5	$400	1%	$1.00
December 31, 2022	6	$480	1%	$1.20
March 31, 2023	7	$560	1%	$1.40
June 30, 2023	8	$640	1%	$1.60
September 30, 2023	9	$650	1%	$1.63
December 31, 2023	10	$650	1%	$1.63
March 31, 2024	11	$726	1%	$1.82
June 30, 2024	12	$740	1%	$1.85
September 30, 2024	13	$751	1%	$1.88
December 31, 2024	14	$754	1%	$1.88
March 31, 2025	15	$756	1%	$1.89
June 30, 2025	16	$758	1%	$1.90
September 30, 2025	17	$760	1%	$1.90
December 31, 2025	18	$762	1%	$1.90
March 31, 2026	19	$764	1%	$1.91
June 30, 2026	20	$766	1%	$1.91
September 30, 2026	21 and beyond[3]	$768	1%	$1.91

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

For the three and nine months ended September 30, 2026, the Company incurred $1.63 million and $4.79 million, respectively, in Management Fees under the Investment Advisory Agreement. For the three and nine months ended September 30, 2025, the Company incurred $1.68 million and $4.86 million, respectively, in Management Fees under the Investment Advisory Agreement. As of September 30, 2026 and December 31, 2025, the payables related to the Management Fees were $1.63 million and $1.68 million, respectively.

There were no Management Fee waivers for the three and nine months ended September 30, 2026 and September 30, 2025.

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

For the three and nine months ended September 30, 2026, the Company incurred $0.0 million and $0.0 million, respectively, in Incentive Fees under the Investment Advisory Agreement. For the three and nine months ended September 30, 2025, the Company incurred $0.4 million and $1.2 million, respectively, in Incentive Fees under the Investment Advisory Agreement.

There were no Incentive Fee waivers for the three and nine months ended September 30, 2026 and September 30, 2025.

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

The Administrator has hired a third-party sub-administrator (the “Sub-Administrator”) to assist with the provision of administration services. For the three months ended September 30, 2026 and September 30, 2025, the Company incurred $0.11 million and $0.17 million, respectively, in administrative service fees under the Administration Agreement, payable to the Sub-Administrator. For the nine months ended September 30, 2026 and September 30, 2025, the Company incurred $0.28 million and $0.34 million, respectively, in administrative service fees under the Administration Agreement, payable to the Sub-Administrator. Administration service fees are included in other general and administrative expenses on the Statements of Operations.

Management Consulting Services

Vesterra Growth Ops (“Vesterra”), formerly Operating Advisory Group, LLC, is a consulting firm that provides services relating to portfolio companies of the Company. For the three months ended September 30, 2026 and September 30, 2025, Vesterra charged the Company $107.68 thousand and $0, respectively, for restructuring consulting and due diligence services relating to Company portfolio companies. For the nine months ended September 30, 2026 and September 30, 2025, Vesterra charged the Company $266.69 thousand and $1.08 thousand, respectively, for restructuring consulting and due diligence services relating to Company portfolio companies. In addition, for the nine months ended September 30, 2026 and September 30, 2025 Vesterra charged the portfolio companies of the Company $397 and $0, respectively, for diligence expenses, which were paid by the portfolio companies. Vesterra is also reimbursed for out-of-pocket costs in connection with its services.

Co-Investment Relief

The 1940 Act generally prohibits BDCs from entering into negotiated co-investments with affiliates absent an order from the SEC. On May 6, 2026, the SEC granted certain affiliates of Manulife an exemptive order (the “Co-Investment Order”) that allows the Company to enter into certain negotiated co-investment transactions alongside other funds managed by the Investment Adviser or its affiliates in a manner consistent with its investment objective, positions, policies, strategies, and restrictions as well as regulatory requirements and other pertinent factors, subject to compliance with the conditions of the Co-Investment Order. The Co-Investment Order, which supersedes the prior co-investment order issued to certain affiliates of Manulife on December 12, 2023, is a new form of co-investment exemptive relief that adopts a more flexible requirement that allocations be “fair and equitable” to the Company and that the Investment Adviser considers the interests of the Company and any other affiliated 1940 Act-regulated funds that rely on the Co-Investment Order in allocations and which minimizes certain board approval requirements as compared to the prior form of co-investment exemptive relief. Among other things, under the Co-Investment Order, the terms, conditions, price, class of securities to be purchased in respect of a particular investment, the date on which such investment is to be made and any registration rights applicable thereto must be generally the same for the Company and each other participating affiliated entity. The requirements of the Co-Investment Order (including any requirements for board approval thereunder), as well as other regulatory requirements associated with the Company and any other affiliated 1940 Act-regulated funds that rely on the Co-Investment Order, potentially will impact the investment allocations among participating entities (including, for the avoidance of doubt, the Company) or otherwise impact allocation results. Any changes to the Co-Investment Order or the rules and other guidance promulgated by the SEC and its staff under the 1940 Act could impact allocations made available to the Company and thereby affect (and potentially decrease) the allocation made to us or otherwise impact the process for allocations in transactions in which the Company participates.

Note 5—Transactions with Non-controlled Affiliated Investments

A non-controlled affiliated investment is an investment in a company in which the Company has an ownership interest of 5% or more of the voting securities. A controlled affiliate investment is an investment in a company in which the Company has an ownership interest of more than 25% of the voting securities. Please see the Company’s consolidated schedule of investments for the type of investment, principal amount/shares, interest rate including the spread, and the maturity date. Transactions related to the Company’s investments with affiliates for the nine months ended September 30, 2026 were as follows:

Portfolio Company	Type of Asset	Amount of interest included in income	Beginning Fair Value at December 31, 2025	Gross additions(1)	Gross reductions(2)	Realized Gain/(Loss)	Change in Unrealized Gain (Loss)	Fair Value at September 30, 2026
Non-controlled, affiliated investments:
Kent Water Sports Holdings, LLC - Delayed Draw Loan Last-Out	First Lien Senior Secured	$—	$—	$—	$—	$—	$—	$—
Kent Water Sports Holdings, LLC - Delayed Draw Loan First-Out	First Lien Senior Secured	298	8,203	520	(2,065)	—	(6,079)	579
Sea-K Investors, LLC	Preferred Equity	—	—	—	—	—	—	—
Sea-K Investors, LLC	Common Equity	—	—	—	—	—	—	—
Total Non-controlled, affiliated Investments		$298	$8,203	$520	$(2,065)	$—	$(6,079)	$579
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

Transactions related to the Company’s investments with affiliates for the nine months ended September 30, 2025 were as follows:

Portfolio Company	Type of Asset	Amount of interest included in income	Beginning Fair Value at December 31, 2024	Gross additions(1)	Gross reductions(2)	Realized Gain/(Loss)	Change in Unrealized Gain (Loss)	Fair Value at September 30, 2025
Non-controlled, affiliated investments:
Kent Water Sports Holdings, LLC - Delayed Draw Loan Last-Out	First Lien Senior Secured	$—	$3,330	$—	$—	$—	$(3,039)	$291
Kent Water Sports Holdings, LLC - Delayed Draw Loan First-Out	First Lien Senior Secured	701	6,256	896	(63)	—	62	$7,151
Sea-K Investors, LLC	Preferred Equity	—	—	—	—	—	—	—
Sea-K Investors, LLC	Common Equity	—	—	—	—	—	—	—
Total Non-controlled, affiliated Investments		$701	$9,586	$896	$(63)	$—	$(2,977)	$7,442
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

The Goldman Credit Facility is uncommitted and matures on the earlier of (i) the date on which either the Company or the lender provides written notice of termination to the other party and (ii) the date that is 30 days prior to the last date on which the Company may issue capital drawdowns to its investors. Under the Goldman Credit Facility, the Company is permitted to borrow up to the lesser of $130.00 million and the Borrowing Base. The “Borrowing Base” is based upon the unfunded capital commitments of certain subscribed investors in the Company that have been approved by Goldman Sachs and meet certain criteria. The advance rate for such investors is currently 90%. The Borrowing Base was $130.00 million at September 30, 2026. The Goldman Credit Facility contains certain customary affirmative and negative covenants and events of default. As of September 30, 2026, the Company was in compliance with all covenants under the Goldman Credit Facility. The Goldman Credit Facility bears interest at a rate of Term SOFR + 2.20% per annum.

The weighted average annualized interest cost (excluding amortization of deferred financing costs and other fees) for all borrowings for the three months ended September 30, 2026 and September 30, 2025 was 6.45% and 7.14%, respectively. The weighted average annualized interest cost (excluding amortization of deferred financing costs and other fees) for all borrowings for the nine months ended September 30, 2026 and September 30, 2025 was 6.47% and 7.14%, respectively. The average daily debt outstanding for the three months ended September 30, 2026 and September 30, 2025 was $83.9 million and $85.9 million respectively. The average daily debt outstanding for the nine months ended September 30, 2026 and September 30, 2025 was $78.6 million and $93.7 million respectively. The maximum debt outstanding for the three months ended September 30, 2026 and September 30, 2025 was $107.3 million and $111.4 million, respectively. The maximum debt outstanding for the nine months ended September 30, 2026 and September 30, 2025 was $112.8 million and $111.4 million, respectively.

The following table represents borrowings as of September 30, 2026:

	Total Aggregate Borrowing Capacity	Total Principal Outstanding	Less Deferred Financing Costs	Amount per Statements of Assets and Liabilities
Goldman Credit Facility	$130,000	$79,500	$—	$79,500
Total	$130,000	$79,500	$—	$79,500

The following table represents borrowings as of December 31, 2025:

	Total Aggregate Borrowing Capacity	Total Principal Outstanding	Less Deferred Financing Costs	Amount per Statements of Assets and Liabilities
Goldman Credit Facility	$130,000	$101,000	$—	$101,000
Total	$130,000	$101,000	$—	$101,000

The following table represents interest and debt fees for the three months ended September 30, 2026:

	Interest Rate(2)	Interest Expense	Deferred Financing Costs (1)	Other Fees (1)
Goldman Credit Facility	SOFR + 2.20%	$1,339	$—	$33
Total		$1,339	$—	$33

The following table represents interest and debt fees for the nine months ended September 30, 2026:

	Interest Rate(2)	Interest Expense	Deferred Financing Costs (1)	Other Fees (1)
Goldman Credit Facility	SOFR + 2.20%	$3,809	$—	$98
Total		$3,809	$—	$98
(1)
Amortization of deferred financing costs and other fees are included in “interest expense” on the Consolidated Statements of Operations.
(2)
As of September 30, 2026, the 1-month SOFR rate was 3.68%.

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
(2)
As of September 30, 2025, the 1-month SOFR rate was 4.13%.

At September 30, 2026 and December 31, 2025, the carrying amount of the Company’s secured borrowings on the Goldman Credit Facility approximated their fair value in accordance with ASC 820. As of September 30, 2026 and December 31, 2025, the Company’s borrowings are deemed to be a Level 3 measurement, as defined in Note 3 – Fair Value of Financial Instruments.

Note 7—Commitments and Contingencies

Commitments

In the ordinary course of business, the Company may enter into future funding commitments. As of September 30, 2026 and December 31, 2025, the Company had unfunded commitments on delayed draw term loans and revolving credit lines of $58.32 million and $43.92 million, respectively. The Company maintains sufficient cash on hand, unfunded Capital Commitments, and available borrowings from the Goldman Credit Facility to fund such unfunded commitments.

As of September 30, 2026, the Company’s unfunded commitments consisted of the following:

Portfolio Company Name	Investment Type	Commitment Type	Unfunded Commitments
190 Octane Financing, LLC	First Lien Senior Secured	Revolving Credit Line	$468
ACT Acquisition Intermediate Holdco, LLC	First Lien Senior Secured	Revolving Credit Line	666
Allbridge, LLC	First Lien Senior Secured	Revolving Credit Line	201
Allied OMS Intermediate Company, LLC	First Lien Senior Secured	Delayed Draw Term Loan	3,321
Allied OMS Intermediate Company, LLC	First Lien Senior Secured	Revolving Credit Line	1,107
Aspire General Holding Company LLC	First Lien Senior Secured	Delayed Draw Term Loan	2,947
Aspire General Holding Company LLC	First Lien Senior Secured	Revolving Credit Line	775
Atlas US Buyer, LLC	First Lien Senior Secured	Revolving Credit Line	766
Batteries Plus Holding Corporation	First Lien Senior Secured	Revolving Credit Line	2,158
Billhighway, LLC	First Lien Senior Secured	Revolving Credit Line	295
CAS Acquisition, LLC	First Lien Senior Secured	Revolving Credit Line	1,167
Discovery SL Management, LLC	First Lien Senior Secured	Delayed Draw Term Loan	399
Discovery SL Management, LLC	First Lien Senior Secured	Revolving Credit Line	363
Engineered Films Acquisition Inc.	First Lien Senior Secured	Revolving Credit Line	3,016
EPS Operations, LLC	First Lien Senior Secured	Revolving Credit Line	222
Hasa Acquisition, LLC	First Lien Senior Secured	Delayed Draw Term Loan	1,150
Hasa Acquisition, LLC	First Lien Senior Secured	Revolving Credit Line	1,336
Heathos Advance, LLC	First Lien Senior Secured	Delayed Draw Term Loan	2,200
Hornblower Sub LLC	First Lien Senior Secured	Revolving Credit Line	630
Juvare, LLC	First Lien Senior Secured	Delayed Draw Term Loan	905
Juvare, LLC	First Lien Senior Secured	Revolving Credit Line	193
Kemper Sports Management, LLC	First Lien Senior Secured	Revolving Credit Line	4,087
KeyMe, LLC	First Lien Senior Secured	Delayed Draw Term Loan	2,451
KeyMe, LLC	First Lien Senior Secured	Revolving Credit Line	1,634
Lakewood Acquisition, LLC	First Lien Senior Secured	Revolving Credit Line	425
Military Retail Solutions, LLC	First Lien Senior Secured	Revolving Credit Line	917
Narcote, LLC	First Lien Senior Secured	Revolving Credit Line	1,360
Oak Dental Partners	First Lien Senior Secured	Revolving Credit Line	516
OAO Acquisitions, Inc.	First Lien Senior Secured	Revolving Credit Line	659
OneCare Media, LLC	First Lien Senior Secured	Revolving Credit Line	617
Pansophic Learning US, LLC	First Lien Senior Secured	Revolving Credit Line	1,133
PDDS Holdco, Inc.	First Lien Senior Secured	Revolving Credit Line	936
PJW Ultimate Holdings, LLC	First Lien Senior Secured	Revolving Credit Line	2,139
Rau Group Holdings	First Lien Senior Secured	Revolving Credit Line	2,177
Rushmore Intermediate II, LLC	First Lien Senior Secured	Revolving Credit Line	7
S4T Holdings Corp.	First Lien Senior Secured	Delayed Draw Term Loan	8,927
Spartan CP, LLC	First Lien Senior Secured	Revolving Credit Line	201
The Mutual Group LLC	First Lien Senior Secured	Revolving Credit Line	244
Total Fleet Buyer, LLC	First Lien Senior Secured	Revolving Credit Line	1,390
West Creek Financial SPV	First Lien Senior Secured	Delayed Draw Term Loan	2,851
West Creek Financial SPV	First Lien Senior Secured	Revolving Credit Line	918
Whitestone Home Furnishings, LLC	First Lien Senior Secured	Revolving Credit Line	443
Total			$58,317

As of December 31, 2025, the Company’s unfunded commitments consisted of the following:

Portfolio Company Name	Investment Type	Commitment Type	Unfunded Commitments
190 Octane Financing, LLC	First Lien Senior Secured	Revolving Credit Line	$468
ACT Acquisition Intermediate Holdco, LLC	First Lien Senior Secured	Revolving Credit Line	666
Allbridge, LLC	First Lien Senior Secured	Delayed Draw Term Loan	201
Allbridge, LLC	First Lien Senior Secured	Revolving Credit Line	201
Allied OMS Intermediate Company, LLC	First Lien Senior Secured	Delayed Draw Term Loan	3,321
Allied OMS Intermediate Company, LLC	First Lien Senior Secured	Revolving Credit Line	1,107
Aspire General Holding Company LLC	First Lien Senior Secured	Delayed Draw Term Loan	2,947
Aspire General Holding Company LLC	First Lien Senior Secured	Revolving Credit Line	775
Atlas US Buyer, LLC	First Lien Senior Secured	Revolving Credit Line	766
Batteries Plus Holding Corporation	First Lien Senior Secured	Revolving Credit Line	2,158
Billhighway, LLC	First Lien Senior Secured	Revolving Credit Line	295
CAS Acquisition, LLC	First Lien Senior Secured	Revolving Credit Line	1,167
CheckedUp, Inc	First Lien Senior Secured	Revolving Credit Line	566
Discovery SL Management, LLC	First Lien Senior Secured	Delayed Draw Term Loan	435
Discovery SL Management, LLC	First Lien Senior Secured	Revolving Credit Line	363
Engineered Films Acquisition Inc.	First Lien Senior Secured	Revolving Credit Line	3,016
EPS Operations, LLC	First Lien Senior Secured	Revolving Credit Line	222
Fiesta Holdings, LLC	First Lien Senior Secured	Revolving Credit Line	749
Hasa Acquisition, LLC	First Lien Senior Secured	Delayed Draw Term Loan	1,491
Hasa Acquisition, LLC	First Lien Senior Secured	Revolving Credit Line	1,025
Hornblower Sub LLC	First Lien Senior Secured	Revolving Credit Line	14
Juvare, LLC	First Lien Senior Secured	Delayed Draw Term Loan	905
Juvare, LLC	First Lien Senior Secured	Revolving Credit Line	1,547
Kemper Sports Management, LLC	First Lien Senior Secured	Revolving Credit Line	1,676
Military Retail Solutions, LLC	First Lien Senior Secured	Delayed Draw Term Loan	1,835
Military Retail Solutions, LLC	First Lien Senior Secured	Revolving Credit Line	673
Narcote, LLC	First Lien Senior Secured	Revolving Credit Line	1,360
Oak Dental Partners	First Lien Senior Secured	Revolving Credit Line	516
OAO Acquisitions, Inc.	First Lien Senior Secured	Revolving Credit Line	659
OneCare Media, LLC	First Lien Senior Secured	Revolving Credit Line	617
Pansophic Learning US, LLC	First Lien Senior Secured	Revolving Credit Line	1,133
PDDS Holdco, Inc.	First Lien Senior Secured	Revolving Credit Line	1,117
PJW Ultimate Holdings, LLC	First Lien Senior Secured	Revolving Credit Line	2,139
Rushmore Intermediate II, LLC	First Lien Senior Secured	Revolving Credit Line	7
Sarasota US Intermediate, Inc.	First Lien Senior Secured	Revolving Credit Line	1,976
Spartan CP, LLC	First Lien Senior Secured	Revolving Credit Line	502
The Mutual Group LLC	First Lien Senior Secured	Revolving Credit Line	244
Total Fleet Buyer, LLC	First Lien Senior Secured	Revolving Credit Line	1,390
VardimanBlack Holdings, LLC	First Lien Senior Secured	Delayed Draw Term Loan	87
Vecta Holdings, LLC	First Lien Senior Secured	Revolving Credit Line	124
West Creek Financial SPV	First Lien Senior Secured	Delayed Draw Term Loan	2,851
West Creek Financial SPV- Debt Facility VI, LLC	First Lien Senior Secured	Revolving Credit Line	612
Total			$43,923

The unrealized appreciation or depreciation associated with unfunded portfolio company commitments is recorded in the consolidated financial statements and reflected as an adjustment to the valuation of the related security in the Consolidated Schedule of Investments as of September 30, 2026 and December 31, 2025. The par amount of the unfunded portfolio company commitments is not recognized by the Company until the commitment is funded.

The Company’s investment portfolio may contain debt investments which are in the form of lines of credit or delayed draw commitments, which require us to provide funding when requested by portfolio companies in accordance with underlying loan agreements. In instances where the underlying company experiences material adverse effects that would impact the financial condition or business outlook of the company, there is relief to the Company from funding obligations for previously made commitments. Unfunded portfolio company commitments may expire without being drawn upon, and therefore, do not necessarily represent future cash requirements or future earning assets for the Company. The Company believes that it maintains sufficient liquidity in the form of cash, financing capacity and unfunded Capital Commitments from its investors to cover any outstanding unfunded portfolio company commitments it may be required to fund.

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

Note 8—Capital

Investor Commitments

As of September 30, 2026, the Company had $656.57 million in Capital Commitments, of which $146.57 million was unfunded. As of December 31, 2025, the Company had $656.57 million in Capital Commitments, of which $156.57 million was unfunded.

Capital Drawdowns and DRIP

The following table summarizes the total Shares issued and net proceeds (in thousands) for the nine months ended September 30, 2026.

Share Issue Date	Shares Issued	Net Proceeds
July 21, 2026	11,401	$10,000
Total Shares Issued	11,401	$10,000

The following table summarizes the total Shares issued and net proceeds (in thousands) through the DRIP for the nine months ended September 30, 2026:

Share Issue Date	Shares Issued	Net Proceeds
March 30, 2026	1,879	$1,683
June 30, 2026	1,913	1,688
September 29, 2026	2,038	1,787
Total Shares Issued	5,830	$5,158

The following table summarizes the total Shares issued and net proceeds (in thousands) for the nine months ended September 30, 2025.

Share Issue Date	Shares Issued	Net Proceeds
July 8, 2025	32,393	$30,000
Total Shares Issued	32,393	$30,000

The following table summarizes the total Shares issued and net proceeds (in thousands) through the DRIP for the nine months ended September 30, 2025:

Share Issue Date	Shares Issued	Net Proceeds
March 26, 2025	2,431	$2,271
June 27, 2025	2,084	1,929
September 29, 2025	1,774	1,625
Total Shares Issued	6,289	$5,825

As of September 30, 2026 and December 31, 2025, CGH Legacy SPV II, LLC (f/k/a Comvest Group Holdings SPV II LLC), a wholly-owned subsidiary of an affiliate of Manulife | Comvest Credit Partners, owned 6,411 and 6,238, respectively, of the Company’s Shares.

Distributions and Dividends

Distributions declared for the three and nine months ended September 30, 2026 totaled approximately $11.9 million and $34.4 million, respectively. Distributions declared for the three and nine months ended September 30, 2025 totaled approximately $10.8 million and $38.8 million, respectively.

The following table reflects distributions, including dividends and returns of capital, if any, per share that have been declared by the Company’s Board for the nine months ended September 30, 2026:

Fiscal Year 2026	Date Declared	Record Date	Payment Date	Per Share Amount
First Quarter	March 30, 2026	March 30, 2026	March 31, 2026	$18.00
Second Quarter	June 26, 2026	June 26, 2026	June 29, 2026	$18.00
Third Quarter	September 25, 2026	September 25, 2026	September 29, 2026	$18.66

The following table reflects distributions, including dividends and returns of capital, if any, per share that have been declared by the Company’s Board for the nine months ended September 30, 2025:

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

Note 9—Net Assets

The following table reflects the net assets activity for the three months ended September 30, 2026:

	Shares	Shares - par	Additional paid in capital	Total distributable earnings (loss)	Total net assets
Balance as of June 30, 2026	627,129	$1	$609,559	$(59,513)	$550,047
Issuance of Common Stock, net of issuance costs (1)	11,401	—	10,000	—	10,000
Reinvestment of distributions (1)	2,038	—	1,787	—	1,787
Distributions to stockholders	—	—	—	(11,915)	(11,915)
Net investment income (loss)	—	—	—	11,633	11,633
Net realized gain (loss) from investment transactions	—	—	—	—	—
Net change in unrealized gain (loss) on investments	—	—	—	(6,737)	(6,737)
Balance as of September 30, 2026	640,568	$1	$621,346	$(66,532)	$554,815
(1)
Par value is less than $1.

The following table reflects the net assets activity for the nine months ended September 30, 2026:

	Shares	Shares - par	Additional paid in capital	Total distributable earnings (loss)	Total net assets
Balance as of December 31, 2025	623,337	$1	$606,188	$(47,834)	$558,355
Issuance of Common Stock, net of issuance costs (1)	11,401	—	10,000	—	10,000
Reinvestment of distributions (1)	5,830	—	5,158	—	5,158
Distributions to stockholders	—	—	—	(34,389)	(34,389)
Net investment income (loss)	—	—	—	35,504	35,504
Net realized gain (loss) from investment transactions	—	—	—	(2,657)	(2,657)
Net change in unrealized gain (loss) on investments	—	—	—	(17,156)	(17,156)
Balance as of September 30, 2026	640,568	$1	$621,346	$(66,532)	$554,815
(1)
Par value is less than $1.

The following table reflects the net assets activity for the three months ended September 30, 2025:

	Shares	Shares - par	Additional paid in capital	Total distributable earnings (loss)	Total net assets
Balance as of June 30, 2025	586,764	$1	$573,895	$(36,500)	$537,396
Issuance of common stock, net of issuance costs	32,393	—	30,000	—	30,000
Reinvestment of distributions (1)	1,774	—	1,625	—	1,625
Distributions to stockholders	—	—	—	(10,836)	(10,836)
Net investment income (loss)	—	—	—	12,849	12,849
Net realized gain (loss) from investment transactions	—	—	—	—	—
Net change in unrealized gain (loss) on investments	—	—	—	(6,115)	(6,115)
Balance as of September 30, 2025	620,931	1	605,520	(40,602)	564,919

(1)
Par value is less than $1.

The following table reflects the net assets activity for the nine months ended September 30, 2025:

	Shares	Shares - par	Additional paid in capital	Total distributable earnings (loss)	Total net assets
Balance as of December 31, 2024	582,249	$1	$569,695	$(25,927)	$543,769
Issuance of common stock, net of issuance costs	32,393	—	30,000	—	30,000
Reinvestment of distributions (1)	6,289	—	5,825	—	5,825
Distributions to stockholders	—	—	—	(38,837)	(38,837)
Net investment income (loss)	—	—	—	39,235	39,235
Net realized gain (loss) from investment transactions	—	—	—	(4,208)	(4,208)
Net change in unrealized gain (loss) on investments	—	—	—	(10,865)	(10,865)
Balance as of September 30, 2025	620,931	$1	$605,520	$(40,602)	$564,919
(1)
Par value is less than $1.

Note 10—Earnings Per Share

Basic earnings per Share are computed by dividing earnings available to common stockholders by the weighted average number of Shares outstanding during the period. Other potentially dilutive Shares, and the related impact to earnings, are considered when calculating earnings per Share on a diluted basis. As of September 30, 2026 and September 30, 2025, there were no dilutive securities. The following information sets forth the computation of the weighted average basic and diluted net change in net assets per Share resulting from operations for the three and nine months ended September 30, 2026 and September 30, 2025.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Increase (decrease) in net assets resulting from operations	$4,896	$6,734	$15,691	$24,162
Weighted average Shares outstanding - basic and diluted	636,184	616,731	628,341	594,755
Earnings (loss) per share of Shares - basic and diluted	$7.70	$10.92	$24.97	$40.63

Note 11—Financial Highlights

The following is a schedule of financial highlights for the nine months ended September 30, 2026 and September 30, 2025:

	For the Nine Months Ended September 30,
	2026	2025
Per Share Operating Performance
Net Asset Value, Beginning of Period	$895.75	$933.91
Results of Operations:(1)
Net Investment Income (Loss)	56.50	65.97
Net Realized and Unrealized Gain (Loss) on Investments	(31.53)	(24.59)
Increase (Decrease) in Net Assets Resulting from Operations	24.97	41.38
Distributions to Stockholders
Distributions from Net Investment Income(7)(9)	(54.59)	(65.50)
Decrease in Net Assets Resulting from Distributions	(54.59)	(65.50)
Net Asset Value, End of Period	$866.13	$909.79
Shares Outstanding, End of Period	640,568	620,931
Total Return(3)	2.79%	4.47%
Net assets, end of period	$554,815	$564,919
Ratio/Supplemental Data
Weighted-average Shares outstanding	628,341	594,755
Ratio of net investment income (loss) to average net assets(2)(8)	8.57%	9.59%
Ratio of net investment income (loss) to average net assets with waiver(2)(8)	8.57%	9.59%
Ratio of total expenses to average net assets(2)(5)(8)	2.49%	3.27%
Ratio of total expenses to average net assets with waiver(2)(5)(8)	2.49%	3.27%
Asset coverage ratio(6)	793.53%	674.10%
Portfolio turnover rate(4)	21.42%	13.13%

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
(6)
Asset coverage ratio is presented as of September 30, 2026 and September 30, 2025, respectively.
(7)
The tax character of distributions is determined based on the total amount of taxable income for the full tax year and cannot be confirmed until after the close of the tax year. Accordingly, the tax character of the Company’s distributions as denoted herein may be re-characterized later based on taxable income for the full tax year.
(8)
Ratios include the effect of deferred income taxes recognized by the Company's wholly owned taxable subsidiaries. Deferred income taxes represented 0.00% and 0.00% of average net assets for the nine months ended September 30, 2026 and 2025, respectively.
(9)
Distributions per Share presented in the financial highlights may differ from distributions declared per Share due to the timing of Share issuances during the period.

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
•
the ability of Commonwealth Credit Advisors LLC (the “Investment Adviser”) and its affiliates to retain talented professionals; and
•
the risk factors set forth in Part I—Item 1A.—Risk Factors, contained in our annual report on Form 10-K for the year ended December 31, 2025 and in this Report.

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

Portfolio and Investment Activity

During the nine months ended September 30, 2026, we made $135.3 million of investments in new or existing portfolio companies and had $135.6 million in aggregate amount of sales, restructurings, and repayments, resulting in net investments of ($0.3) million for the period. The total portfolio of debt investments at fair value consisted of 99.6% bearing variable interest rates and 0.4% bearing fixed interest rates. As of September 30, 2026, of the performing investments held, 100.0% of investments at fair value represented floating-rate investments with a reference rate floor and 0.0% of our debt investments at fair value represented fixed-rate investments.

During the nine months ended September 30, 2025, we made $84.7 million of investments in new or existing portfolio companies and had $83.8 million in aggregate amount of sales, restructurings, and repayments, resulting in an increase of net investments of $0.9 million for the period. The total portfolio of debt investments at fair value consisted of 98.9% bearing variable interest rates and 1.1% bearing fixed interest rates. As of September 30, 2025, of the performing investments held, 100.0% of investments at fair value represented floating-rate investments with a reference rate floor and 0.0% of our debt investments at fair value represented fixed-rate investments.

Our portfolio composition, based on fair value at September 30, 2026 was as follows. The weighted average current yield for the total portfolio is based on the stated coupon rates of both performing and non-accrual investments.

	Percentage of Total Portfolio	Weighted Average Current Yield for Total Portfolio
First Lien Senior Secured	98.7%	8.9%
Equity	1.0%	—
Cash equivalents	0.3%	—
Total	100.0%	8.9%

Our portfolio composition, based on fair value at December 31, 2025 was as follows. The weighted average current yield for the total portfolio is based on the stated coupon rates of both performing and non-accrual investments.

	Percentage of Total Portfolio	Weighted Average Current Yield for Total Portfolio
First Lien Senior Secured	98.2%	9.5%
Equity	0.9%	—
Cash equivalents	0.9%	—
Total	100.0%	9.5%

The following table shows the asset mix of our new investment fundings for the nine months ended September 30, 2026:

	Asset Mix (In thousands)	Percentage
First Lien Senior Secured	$135,892	99.6%
Equity	612	0.4%
Total	$136,504	100.0%

The following table shows the asset mix of our new investment fundings for the nine months ended September 30, 2025:

	Asset Mix (In thousands)	Percentage
First Lien Senior Secured	$86,776	99.1%
Equity	809	0.9%
Total	$87,585	100.0%

Geographical Region

The following table shows the geographic composition of investments at amortized cost and fair value as of September 30, 2026.

Geographical Region	Amortized Cost	Percentage of Investments at Amortized Cost	Fair Value	Percentage of Investments at Fair Value
Canada	$4,312	0.6%	$4,323	0.7%
United States	678,848	99.4%	626,461	99.3%
Total	$683,160	100.0%	$630,784	100.0%

The following table shows the geographic composition of investments at amortized cost and fair value as of December 31, 2025.

Geographical Region	Amortized Cost	Percentage of Investments at Amortized Cost	Fair Value	Percentage of Investments at Fair Value
Canada	$4,369	0.6%	$4,394	0.7%
United States	658,795	96.4%	623,349	96.2%
Puerto Rico	20,110	3.0%	20,312	3.1%
Total	$683,274	100.0%	$648,055	100.0%

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

As of September 30, 2026, the weighted average risk rating of our investments based on fair value was 2.5. As of September 30, 2026, we had six portfolio companies on non-accrual status. Refer to Note 2—Summary of Significant Accounting Policies—for additional details regarding our non-accrual policy.

The following table shows the distribution of our investments on the 1 to 6 investment rating scale at fair value as of September 30, 2026.

Internal Performance Rating	Investments at Fair Value (In thousands)	Percentage of Total Investments
1	$—	0.0%
2	470,566	74.6%
3	40,506	6.4%
4	79,760	12.6%
5	22,327	3.6%
6	17,625	2.8%
Total	$630,784	100.0%

As of December 31, 2025, the weighted average risk rating of our investments based on fair value was 2.5. As of December 31, 2025, we had six portfolio companies on non-accrual status. Refer to Note 2—Summary of Significant Accounting Policies for additional details regarding our non-accrual policy.

The following table shows the distribution of our investments on the 1 to 6 investment rating scale at fair value as of December 31, 2025.

Internal Performance Rating	Investments at Fair Value (In thousands)	Percentage of Total Investments
1	$—	—%
2	487,829	75.2%
3	52,334	8.1%
4	75,424	11.6%
5	22,812	3.6%
6	9,656	1.5%
Total	$648,055	100.0%

The following table shows the amortized cost and fair value of our performing and non-accrual investments as of September 30, 2026 and December 31, 2025.

	September 30, 2026				December 31, 2025
	Amortized Cost	Percentage of Investments at Amortized Cost	Fair Value	Percentage of Investments at Fair Value	Amortized Cost	Percentage of Investments at Amortized Cost	Fair Value	Percentage of Investments at Fair Value
Performing	$595,029	87.1%	$590,832	93.7%	$606,722	88.8%	$603,418	93.1%
Non-accrual	88,131	12.9%	39,952	6.3%	76,552	11.2%	44,637	6.9%
Total	$683,160	100.0%	$630,784	100.0%	$683,274	100.0%	$648,055	100.0%

As of September 30, 2026 and December 31, 2025, certain of our investments were on non-accrual status, as reflected in the Schedule of Investments. A summary of our non-accrual assets as of September 30, 2026 and December 31, 2025, is provided below.

Under U.S. Generally Accepted Accounting Principles (“GAAP”), we will not recognize cash and PIK interest income on such investments for financial reporting purposes. Refer to Note 2—Summary of Significant Accounting Policies for additional details regarding our presentation of cash and PIK interest income.

		September 30, 2026		December 31, 2025
Portfolio Company	Date of Non-Accrual Status	Amortized Cost	Fair Value	Amortized Cost	Fair Value
190 Octane Financing LLC Equity(1)	7/1/2025	$13,727	$11,840	$13,759	$12,169
Kent Water Sports Holdings, LLC	10/1/2023	18,631	579	12,713	—
MerchantWise Solutions, LLC	7/1/2026	14,184	10,487	—	—
OneCare Media, LLC	10/1/2024	13,309	3,139	13,379	4,496
Select Rehabilitation, LLC(1)	10/1/2024	6,088	2,680	6,088	6,965
VardimanBlack Holdings, LLC(1)	10/1/2023	22,192	11,227	22,192	15,847
Vecta Holdings, LLC	4/1/2025	—	—	8,421	5,160
Total		$88,131	$39,952	$76,552	$44,637

(1)
Only certain positions are on non-accrual status.

The following table shows the number of portfolio companies, weighted average total yield at cost and fair value, weighted average yield on performing debt and income producing investments at cost and fair value and weighted average spread over base rate of all floating rate investments as of September 30, 2026 and December 31, 2025.

	September 30, 2026	December 31, 2025
Number of portfolio companies	66	67
Weighted average total portfolio yield, at cost	9.76%	9.70%
Weighted average total portfolio yield, at fair value	8.87%	9.09%
Weighted average yield on performing debt and income producing investments, at amortized cost	9.63%	9.57%
Weighted average yield on performing debt and income producing investments, at fair value	9.58%	9.52%
Weighted average spread over base rate of all floating rate investments	5.59%	5.70%

The following table shows the weighted average rate, spread over the reference rate of floating rate and fees of debt investments originated and restructured, and the weighted average rate of sales and payoffs of portfolio companies during the three months ended September 30, 2026 and 2025.

	For the Three Months Ended September 30, 2026	For the Three Months Ended September 30, 2025
Weighted average rate of new investment fundings and restructurings	9.39%	10.12%
Weighted average spread over the reference rate of new floating rate investment fundings and restructurings	5.46%	6.00%
Weighted average OID fees of new investment funding and restructurings	1.47%	1.00%
Weighted average rate of sales and payoffs of portfolio investments	8.85%	11.16%
Weighted average yield of exited or repaid investments during the period at amortized cost	8.52%	11.30%
Weighted average yield of exited or repaid investments during the period at fair value	8.52%	11.30%

The amount of the portfolio in each risk rating may vary substantially from period to period resulting primarily from changes in the composition of the portfolio as a result of new investment, restructuring, repayment and exit activities. In addition, changes in the risk ratings may be made to reflect our expectation of performance and changes in investment values.

RESULTS OF OPERATIONS

Our operating results for the three and nine months ended September 30, 2026 and September 30, 2025 were as follows (dollars in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Total investment income	$15,271	$17,250	$45,818	$52,592
Less: Net expenses	3,638	4,401	10,314	13,357
Net investment income (loss)	11,633	12,849	35,504	39,235
Net realized gains (losses)	—	—	(2,657)	(4,208)
Net change in unrealized gains (losses)	(6,737)	(6,115)	(17,156)	(10,865)
Increase (decrease) in net assets resulting from operations	$4,896	$6,734	$15,691	$24,162

Investment Income

Investment income for the three and nine months ended September 30, 2026 and September 30, 2025, was driven by deployment of capital, interest income from our investments, and change in invested balance. The composition of our investment income for the three and nine months ended September 30, 2026 and September 30, 2025 was as follows (dollars in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Investment income from non-controlled, non-affiliated investments:
Interest income	$14,925	$16,045	$43,944	$48,312
Paid in kind interest income	69	790	935	2,272
Fee income	277	159	641	1,307
Investment income from non-controlled, affiliated investments:
Interest income	—	—	—	72
Paid in kind interest income	—	256	298	629
Total investment income	$15,271	$17,250	$45,818	$52,592

Interest income on our debt investments is dependent on the composition and credit quality of the portfolio. Total investment income decreased for each of the three and nine months ended September 30, 2026, compared to the same periods in the prior year, primarily driven by a decrease in interest income (including PIK) from investments placed on non-accrual status, as well as lower yields on the remaining portfolio (8.9% as of September 30, 2026, compared to 10.0% as of September 30, 2025), partially offset by a higher average invested balance.

Operating Expenses

The composition of our operating expenses for the three and nine months ended September 30, 2026 and September 30, 2025 was as follows (dollars in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Incentive fees	$—	$415	$—	$1,210
Management fees, net	1,627	1,675	4,790	4,856
Interest expense	1,372	1,602	3,907	5,190
Professional fees	188	150	549	720
Directors' fees	21	23	66	67
Other general and administrative expenses	430	536	1,002	1,314
Net expenses	$3,638	$4,401	$10,314	$13,357

Net expenses decreased for the three and nine months ended September 30, 2026, respectively, compared to the same periods in the prior year, primarily driven by no incentive fees being accrued in the current periods and lower interest expense resulting from a lower weighted average interest cost (6.45% and 6.47% for the three and nine months ended September 30, 2026, compared to 7.14% for both prior year periods) and, for the nine months ended September 30, 2026, a lower average principal amount of debt outstanding ($78.6 million, compared to $93.7 million for the nine months ended September 30, 2025).

Net Realized Gains (Losses) and Net Change in Unrealized Gains (Losses) on Investments

Net realized gains (losses) and net change in unrealized gains (losses) on investments for the three and nine months ended September 30, 2026 and September 30, 2025 were as follows (dollars in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Net realized gains (losses)
Non-controlled, non-affiliated investments	$—	$—	$(2,657)	$(4,208)
Total net realized gains (losses)	—	—	(2,657)	(4,208)
Net change in unrealized gains (losses) on investments
Non-controlled, non-affiliated investments	(3,258)	(4,111)	(11,077)	(7,888)
Non-controlled, affiliated investments	(3,479)	(2,004)	(6,079)	(2,977)
Total net change in unrealized gains (losses) on investments	(6,737)	(6,115)	(17,156)	(10,865)
Net realized and unrealized gains (losses)	$(6,737)	$(6,115)	$(19,813)	$(15,073)

For the nine months ended September 30, 2026, we recognized net realized losses of $2.7 million, primarily driven by the sale of our investment in Vecta Holdings, LLC. There were no net realized gains or losses for the three months ended September 30, 2026.

For the three and nine months ended September 30, 2026, the net change in unrealized losses of $6.7 million and $17.2 million, respectively, was primarily driven by decreases in the fair value of investments on non-accrual status. For the nine months ended September 30, 2026, these decreases were partially offset by the reversal of previously recognized unrealized losses on investments that were sold.

Recent Developments

None.

Liquidity and Capital Resources

We generate cash from (1) drawing down capital in respect of Shares, (2) cash flows from investments and operations and (3) borrowings from banks or other lenders.

As of September 30, 2026, we are party to the Goldman Credit Facility, as described in Note 6—Borrowings.

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

Operating liquidity is our ability to meet our short-term liquidity needs. The following table presents our operating liquidity position as of September 30, 2026 and December 31, 2025:

	As of
	September 30, 2026	December 31, 2025
Cash and cash equivalents	$4,172	$6,349
Unfunded portfolio company commitments	(58,317)	(43,923)
Undrawn capital commitments	146,571	156,571
Outstanding principal on credit facility	(79,500)	(101,000)
Total operational liquidity	$12,926	$17,997

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

Distributions declared for the three and nine months ended September 30, 2026, totaled approximately $11.9 million and $34.4 million, respectively. Distributions declared for the three and nine months ended September 30, 2025, totaled approximately $10.8 million and $38.8 million, respectively.

The following tables reflect distributions, including dividends and returns of capital, if any, per share that have been declared by our Board for the nine months ended September 30, 2026 and September 30, 2025:

Fiscal Year 2026	Date Declared	Record Date	Payment Date	Per Share Amount
First Quarter	March 30, 2026	March 30, 2026	March 31, 2026	$18.00
Second Quarter	June 26, 2026	June 26, 2026	June 29, 2026	$18.00
Third Quarter	September 25, 2026	September 25, 2026	September 29, 2026	$18.66

Fiscal Year 2025	Date Declared	Record Date	Payment Date	Per Share Amount
First Quarter	March 26, 2025	March 26, 2025	March 27, 2025	$26.00
Second Quarter	June 26, 2025	June 26, 2025	June 27, 2025	$22.00
Third Quarter	September 26, 2025	September 26, 2025	September 29, 2025	$17.50

We intend to distribute approximately all of our net investment income on a quarterly basis and substantially all of our taxable income on an annual basis, except that we may retain certain net capital gains for reinvestment in amounts sufficient to qualify and maintain our status as a RIC.

Borrowings

We are only allowed to borrow money such that our asset coverage, which, as defined in the 1940 Act, measures the ratio of total assets less total liabilities not represented by senior securities to total borrowings, equals at least 150% after such borrowing, with certain limited exceptions. At our organizational meeting on June 29, 2021, the Board approved a proposal that, effective June 29, 2021, permits us to reduce our asset coverage ratio to 150%. As a result, in addition to the foregoing 1940 Act restriction on leverage, we do not currently expect to borrow in excess of the lesser of 20% of our aggregate committed capital and $130.0 million. We may in the future, though, determine to utilize a greater amount of leverage, including for investment purposes. As of September 30, 2026 and December 31, 2025, we had $79.9 million and $101.5 million, respectively, par value of outstanding borrowings (net of deferred financing costs), including interest payable and our asset coverage ratio of total assets to total borrowings was 793.53% and 650.27%, respectively, compliant with the minimum asset coverage level of 150% generally required for a BDC by the 1940 Act.

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

The Goldman Credit Facility is uncommitted and matures on the earlier of (i) the date on which either the Company or the lender provides written notice of termination to the other party and (ii) the date that is 30 days prior to the last date on which the Company may issue capital drawdowns to its investors. Under the Goldman Credit Facility, the Company is permitted to borrow up to the lesser of $130.0 million and the Borrowing Base. The Borrowing Base is based upon the unfunded capital commitments of certain subscribed investors in the Company that have been approved by Goldman Sachs and meet certain criteria. The advance rate for such investors is currently 90% but may be subject to modification. The Goldman Credit Facility contains certain customary affirmative and negative covenants and events of default. As of September 30, 2026, the Company was in compliance with all covenants under the Goldman Credit Facility.

The Goldman Credit Facility bears interest at a rate of Term SOFR plus 2.20% per annum.

Contractual Obligations

The following table shows our payment obligations for repayment of debt and other contractual obligations as of September 30, 2026 (dollars in thousands):

	Total Aggregate Borrowing Capacity(1)	Total Principal Outstanding
Goldman Credit Facility	$130,000	$79,500
Total	$130,000	$79,500

(1)
As of September 30, 2026, we had $50.5 million in unused borrowing capacity under the Goldman Credit Facility, subject to borrowing base limits.

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

Commitments

In the ordinary course of business, we may enter into future funding commitments. As of September 30, 2026 and December 31, 2025, we had unfunded commitments on revolving credit lines and delayed draw loans of $58.3 million and $43.9 million, respectively. We maintain sufficient financial resources to satisfy unfunded commitments, including cash on hand, undrawn capital commitments from our investors, and available borrowings to fund such unfunded commitments. Please refer to Note 7—Commitments and Contingencies in the notes to our consolidated financial statements for further detail of these unfunded commitments.

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

While our significant accounting policies are also described in Note 2 to our consolidated financial statements appearing elsewhere in this Report, we believe the following accounting policies require the most significant judgment in the preparation of our consolidated financial statements.

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

The income and market approaches were used in the determination of fair value of certain Level 3 assets as of September 30, 2026 and December 31, 2025. The significant unobservable inputs used in the income approach are the discount rate or market yield used to discount the estimated future cash flows expected to be received from the underlying investment, which include both future principal and interest payments and any other end of term fees, as applicable. Included in the consideration and selection of discount rates are factors such as risk of default, interest rate risk, and changes in credit quality. The significant unobservable inputs used in the market approach are based on market comparable transactions and market multiples of publicly traded comparable companies.

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

Revenue Recognition

Interest Income

Interest income, adjusted for amortization of premium and accretion of discount, is recorded on an accrual basis. Discount and premium on investments purchased are accreted/amortized over the expected life of the respective investment using the effective yield method. Loan origination fees, original issue discount (“OID”) and market discounts or premiums are capitalized and amortized into interest income using the effective interest method. Upon prepayment of a loan or debt security, any prepayment premiums, unamortized upfront loan origination fees and unamortized discounts are recorded as interest income. The Company may have loans in its portfolio that contain a payment-in-kind (“PIK”) interest provision. PIK interest is accrued and recorded as income at the contractual rates, if deemed collectible. The PIK interest is added to the principal balance on the capitalization date and is generally due at maturity or when redeemed by the issuer.

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

See “Portfolio Asset Quality” above for a summary of our non-accrual assets as of September 30, 2026 and December 31, 2025.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to certain financial market risks, such as interest rate fluctuations. Because we fund a portion of our investments with borrowings, our net investment income is affected by the difference between the rate at which we invest and the rate at which we borrow. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income. The U.S. Federal Reserve has adjusted benchmark interest rates several times in recent years, including periods of raising interest rates to address inflation, as well as rate cuts and periods where rates were held steady. In a low interest rate environment, the difference between the total interest income earned on interest earning assets and the total interest expense incurred on interest bearing liabilities may be compressed, reducing our net income and potentially adversely affecting our operating results. Conversely, in a rising interest rate environment, such difference could potentially increase, thereby increasing our net income. As of September 30, 2026, 99.57% of our debt investments at fair value represent floating-rate investments with a reference rate floor and 0.43% of our debt investments at fair value represent fixed-rate investments. Additionally, our Goldman Credit Facility is also subject to floating interest rates and is currently paid based on floating SOFR rates.

The following table estimates the potential changes in net cash flow generated from interest income and expenses, should interest rates increase by 100, 200 or 300 basis points, or decrease by 100, 200 or 300 basis points. Interest income is calculated as revenue from interest generated from our portfolio of investments held as of September 30, 2026. Interest expense is calculated based on the terms of our outstanding revolving credit facility and subscription line. For our Goldman Credit Facility, we use the outstanding balance as of September 30, 2026. Interest expense on this balance is calculated using the interest rate as of September 30, 2026, adjusted for the hypothetical changes in rates, as shown below.

Assuming that the interim and unaudited Consolidated Statements of Assets and Liabilities as of September 30, 2026, were to remain constant and that we took no actions to alter our interest rate sensitivity as of such date, the following table shows the annualized impact of hypothetical base rate changes in interest rates. Actual results could differ significantly from those estimated in the table.

Change in Interest Rates	Net Increase (Decrease) in Interest Income (in thousands)	Net Increase (Decrease) in Interest Expense (in thousands)	Net Increase (Decrease) in Net Investment Income (in thousands)
Down 100 basis points	$(6,576)	$(795)	$(5,781)
Down 200 basis points	(13,203)	(1,590)	(11,613)
Down 300 basis points	(18,373)	(2,385)	(15,988)
Up 100 basis points	7,042	795	6,247
Up 200 basis points	14,083	1,590	12,493
Up 300 basis points	21,125	2,385	18,740

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “1934 Act”) we evaluated, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the 1934 Act) as of September 30, 2026. Based on the foregoing evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of September 30, 2026, our disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level that we would meet our disclosure obligations.

Changes in internal control over financial reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the 1934 Act) that occurred during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We, and our wholly-owned direct subsidiaries, the Investment Adviser and the Administrator are not currently subject to any material legal proceedings as of September 30, 2026. From time to time, we and our wholly-owned direct subsidiaries, the Investment Adviser and the Administrator may be a party to certain legal proceedings incidental to the normal course of our business including the enforcement of our rights under contracts with our portfolio companies. While the outcome of these legal proceedings cannot be predicted with certainty, we do not expect that these proceedings will have a material effect upon our business, financial condition or results of operations.

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this Report, you should carefully consider the factors discussed in Item 1A. — Risk Factors in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025 (the “Annual Report”), which could materially affect our business, financial condition and/or operating results. The risks described in the Annual Report are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may materially affect our business, our structure, our financial condition, our investments and/or operating results. There have been no material changes during the nine months ended September 30, 2026 to the risk factors discussed in Item 1A. Risk Factors in our Annual Report on Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Previously disclosed by the Company on its current reports on Form 8-K.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Resignation of Chief Financial Officer; Appointment of Chief Financial Officer

On November 9, 2026, the Board accepted Cecilio Rodriguez’s resignation as Chief Financial Officer of the Company, to become effective as of the close of business on November 16, 2026, in connection with his retirement from Manulife | Comvest Credit Partners to become effective as of December 31, 2026. Mr. Rodriguez’s resignation is not a result of any disagreement with the Company on any matter relating to its operations, policies, or practices, or to any issues regarding its accounting policies or practices.

On November 9, 2026, the Board appointed Saeed Chaudhri, Vice President and Senior Controller of Manulife | Comvest Credit Partners, as Chief Financial Officer of the Company, to become effective on November 17, 2026.

Mr. Chaudhri, 43, joined Manulife | Comvest Credit Partners in April 2025. Mr. Chaudhri received an M.B.A. in Accounting and Finance from the University of Central Punjab, Pakistan. He is also a Chartered Accountant and a Certified Public Accountant. Prior to joining Manulife | Comvest Credit Partners, Mr. Chaudhri was the Controller of Redwood Capital Management. Before that, he was the Director of Fund Accounting and Financial Reporting at Apollo Global Management.

There is no arrangement or understanding between Mr. Chaudhri and any other person pursuant to which he was appointed as Chief Financial Officer. Since the beginning of the Company’s last fiscal year, there have been no transactions involving the Company with respect to Mr. Chaudhri that would require disclosure under Item 404(a) of Regulation S-K, and no such transactions are currently proposed.

Rule 10b5-1 Trading Plans

During the fiscal quarter ended September 30, 2026, none of our directors or executive officers adopted or terminated any contract, instruction, or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

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

Commonwealth Credit Partners BDC I, Inc.

Date: November 12, 2026	By:	/s/ Robert O’Sullivan
	Name: Title:	Robert O’Sullivan Chief Executive Officer

Date: November 12, 2026	By:	/s/ Cecilio M. Rodriguez
	Name: Title:	Cecilio M. Rodriguez Chief Financial Officer

w